Form 10-Q
period 2011-06-30
ASB Bancorp Inc
filed 2011-09-23
CIK 1520300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35279

ASB BANCORP, INC.

(Exact name of registrant as specified in its charter)

North Carolina	45-2463413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11 Church Street, Asheville, North Carolina	28801
(Address of principle executive offices)	(Zip code)

(828) 254-7411

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 16, 2011, there were no shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

ASB Bancorp, Inc. (the “Company”) filed a Registration Statement on Form S-1 (the “Form S-1”), as amended, with the U.S. Securities and Exchange Commission (the “SEC”), which the SEC declared effective on August 12, 2011. The Form S-1 includes financial statements for the interim period ended March 31, 2011. Therefore, the Company is filing this Form 10-Q pursuant to Rule 13a-13 of the Securities Exchange Act of 1934, as amended, in order to file financial statements for the quarter subsequent to the quarter reported upon in the Form S-1.

The Company was incorporated on May 12, 2011 by Asheville Savings Bank, S.S.B., Asheville, North Carolina (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization. Upon completion of the conversion, the Company will own all of the Bank’s outstanding capital stock and will direct, plan and coordinate the Bank’s business activities. The Company is not currently an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	June 30, 2011	December 31, 2010*

Assets

Cash and due from banks	$9,193	$7,836
Interest-earning deposits with banks	16,632	16,398

Total cash and cash equivalents	25,825	24,234

Securities available for sale (amortized cost of $218,769 at June 30, 2011 and $176,193 at December 31, 2010)	220,254	175,445
Securities held to maturity (estimated fair value of $5,908 at June 30, 2011 and $6,198 at December 31, 2010)	5,548	5,948
Investment in Federal Home Loan Bank stock, at cost	3,921	3,970
Loans held for sale	3,794	8,386
Loans receivable (net of deferred loan fees of $432 at June 30, 2011 and $420 at December 31, 2010)	467,599	500,003
Allowance for loan losses	(12,353)	(12,676)

Loans receivable, net	455,246	487,327

Premises and equipment, net	14,493	14,844
Foreclosed real estate (net of loss reserves of $1,712 at June 30, 2011 and $1,299 at December 31, 2010)	9,518	10,650
Deferred income tax assets, net	5,044	6,641
Other assets	11,500	12,520

Total assets	$755,143	$749,965

Liabilities and Equity

Liabilities
Noninterest-bearing deposits	$46,887	$44,996
Interest-bearing deposits	569,576	574,761

Total deposits	616,463	619,757
Overnight and short-term borrowings	1,040	1,008
Federal Home Loan Bank advances	60,000	60,000
Accounts payable and other liabilities	12,093	6,319

Total liabilities	689,596	687,084

Commitments and contingencies (Note 9.)

Equity
Retained income	67,848	66,521
Accumulated other comprehensive loss, net of tax	(2,301)	(3,640)

Total equity	65,547	62,881

Total liabilities and equity	$755,143	$749,965

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Interest and dividend income
Loans, including fees	$6,094	$7,366	$12,287	$15,094
Securities	1,387	1,028	2,557	1,962
Other earning assets	21	15	40	31

Total interest and dividend income	7,502	8,409	14,884	17,087

Interest expense
Deposits	1,601	2,332	3,307	4,786
Overnight and short-term borrowings	2	1	4	2
Federal Home Loan Bank advances	602	602	1,198	1,198

Total interest expense	2,205	2,935	4,509	5,986

Net interest income	5,297	5,474	10,375	11,101

Provision for loan losses	424	2,612	1,081	4,471

Net interest income after provision for loan losses	4,873	2,862	9,294	6,630

Noninterest income
Mortgage banking income	161	325	528	535
Deposit and other service charge income	875	982	1,721	1,924
Income from debit card services	318	303	613	565
Gain on sale of investment securities	223	294	223	780
Other noninterest income	351	180	523	338

Total noninterest income	1,928	2,084	3,608	4,142

Noninterest expenses
Salaries and employee benefits	2,526	2,253	5,056	4,837
Occupancy expense, net	775	786	1,528	1,547
Foreclosed property expenses	542	141	634	160
Data processing fees	401	374	819	726
Federal deposit insurance premiums	256	289	510	542
Advertising	259	183	398	425
Professional and outside services	175	197	413	355
Other noninterest expenses	696	857	1,504	1,642

Total noninterest expenses	5,630	5,080	10,862	10,234

Income (loss) before income tax provision	1,171	(134)	2,040	538

Income tax provision (benefit)	429	(48)	713	194

Net income (loss)	$742	$(86)	$1,327	$344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Comprehensive Income
Net income (loss)	$742	$(86)	$1,327	$344

Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	(223)	(294)	(223)	(780)
Deferred income tax benefit	89	118	89	312
Gains arising during the period	2,741	1,560	2,456	2,069
Deferred income tax expense	(1,097)	(624)	(983)	(827)

Unrealized holding gains adjustment, net of tax	1,510	760	1,339	774

Total other comprehensive income	1,510	760	1,339	774

Comprehensive income	$2,252	$674	$2,666	$1,118

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

	Retained income	Accumulated other comprehensive income (loss)	Total equity
(in thousands)
Balances, December 31, 2010	$66,521	$(3,640)	$62,881

Net income	1,327	—	1,327
Change in unrealized gain on available for sale securities, net of tax	—	1,339	1,339

Balances, June 30, 2011	$67,848	$(2,301)	$65,547

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010

Operating Activities
Net income	$1,327	$344
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,081	4,471
Provision for loss on foreclosed properties	622	145
Depreciation	618	617
Loss (gain) on sale of foreclosed real estate	(17)	3
Deferred income tax expense (benefit)	703	(205)
Net accretion of discounts on securities	630	283
Gain on sale of securities	(223)	(780)
Net amortization of premiums and deferred fees on loans	(68)	(91)
Mortgage loans originated for sale	(29,874)	(38,903)
Proceeds from sale of mortgage loans	34,994	37,525
Gain on sale of mortgage loans	(528)	(535)
Decrease in income tax receivable	761	—
Increase in interest receivable	(173)	(37)
Increase in interest payable	(6)	(13)
Net change in other assets and liabilities	6,213	3,864

Net cash provided by operating activities	16,060	6,688

Investing Activities
Securities available for sale:
Purchases	(76,689)	(77,119)
Proceeds from sales	8,746	15,817
Proceeds from maturities and/or calls	12,000	16,000
Principal repayments on mortgage-backed and asset-backed securities	13,360	8,398
Redemption of FHLB stock	49	—
Net decrease in loans receivable	30,257	29,436
Foreclosed real estate:
Capital expenses	(36)	(63)
Net proceeds from sales	1,373	410
Purchases of premises and equipment	(267)	(212)

Net cash used in investing activities	(11,207)	(7,333)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010

Financing Activities
Net increase (decrease) in deposits	$(3,294)	$17,842
Net proceeds from (repayments of) repurchase agreements	32	(386)
Decrease in advance payments by payments by borrowers for property taxes and insurance	—	(804)

Net cash provided by (used in) financing activities	(3,262)	16,652

Increase in cash and cash equivalents	1,591	16,007

Cash and Cash Equivalents:
Beginning of period	24,234	23,176

End of period	$25,825	$39,183

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest on deposits, advances and other borrowings	$4,521	$6,012
Income taxes	10	1,202

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	810	4,861
Loans to finance the purchase of foreclosed properties	—	138
Change in unrealized gain on securities available for sale	2,233	1,289
Change in deferred income taxes resulting from other comprehensive income	(894)	(515)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Prospectus of ASB Bancorp, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(3) of the Securities Act of 1933 on August 22, 2011. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and included all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period. The consolidated balance sheet as of December 31, 2010 was derived from the audited annual consolidated financial statements of Asheville Savings Bank.

Organization – Asheville Savings Bank, S.S.B. is a North Carolina-chartered mutual savings bank with one subsidiary (described below). Asheville Savings Bank, S.S.B. and its subsidiary are collectively referred to hereafter as the “Bank.” The Bank is headquartered in Asheville, North Carolina and provides mortgage, consumer and commercial banking services primarily in Buncombe, Henderson, McDowell, Transylvania, and Madison counties of North Carolina. The Bank is regulated by the Office of the North Carolina Commissioner of Banks (“NCCoB”) and the Federal Deposit Insurance Corporation (“FDIC”).

Principles of Consolidation – The consolidated financial statements include the accounts of Appalachian Financial Services, Inc., a wholly owned subsidiary of Asheville Savings Bank, S.S.B. Appalachian Financial Services, Inc.’s principal business activity consists of investment activities. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The subsidiary is inactive.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment Securities – Realized gains and losses on sales of investment securities are recognized at the time of sale (“trade date”) based upon the specific identification method.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held to maturity and available for sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other issues, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (iv) whether it is more likely than not that the Bank will be required to sell the investment prior to a recovery.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans – Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances net of any unearned income, charge-offs, unamortized fees and costs on originated loans. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending processes are deferred and amortized to interest income over the contractual lives of the loans.

Loan Segments and Classes

The Bank’s portfolio segments and classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Management identified the risks described below as significant risks that are generally similar among the loan segments and classes.

Commercial loan segment

The Bank’s commercial loans are centrally underwritten based primarily on the customer’s ability to generate the required cash flow to service the debt in accordance with the contractual terms and conditions of the loan agreement. The Bank’s commercial lenders and underwriters work to understand the borrower’s businesses and management experiences. The majority of the Bank’s commercial loans are secured by collateral, so collateral values are important to the transaction. In commercial loan transactions where the principals or other parties provide personal guarantees, the Bank’s commercial lenders and underwriters analyze the relative financial strength and liquidity of each guarantor. Risks that are common to the Bank’s commercial loan classes include general economic conditions, demand for the borrowers’ products and services, the personal circumstances of the principals, and reductions in collateral values.

In addition to these common risks for the Bank’s commercial loans, the various commercial loan classes also have certain risks specific to them.

Commercial construction and land development loans are highly dependent on the supply and demand for commercial real estate in the Bank’s markets as well as the demand for the newly constructed residential homes and lots being developed by the Bank’s commercial loan customers. Prolonged deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for the Bank’s commercial borrowers.

Commercial mortgage and commercial and industrial loans are primarily dependent on the ability of the Bank’s commercial loan customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower's actual business results significantly underperform the original projections, the ability of that borrower to service the Bank’s loan on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other commercial real estate loans consist primarily of loans secured by multifamily housing. The primary risk associated with multifamily loans is the ability of the income producing property that collateralizes the loan to produce adequate cash flow to service the debt. High unemployment or generally weak economic conditions may result in the borrower having to provide rental rate concessions to achieve adequate occupancy rates.

Non-commercial loan segment

The Bank underwrites its non-commercial loans using automated credit scoring and analysis tools. These credit scoring tools take into account factors such as payment history, credit utilization, length of credit history, types of credit currently in use, and recent credit inquiries. To the extent that the loan is secured by collateral, the value of the collateral is also evaluated. Common risks to each class of non-commercial loans include general economic conditions within the Bank’s markets, such as unemployment and potential declines in collateral values, and the personal circumstances of the borrowers.

In addition to these common risks for the Bank’s non-commercial loans, various non-commercial loan classes may also have certain risks specific to them.

Residential mortgage and non-commercial construction and land development loans are to individuals and are typically secured by 1-4 family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Recent declines in value have led to unprecedented levels of foreclosures and losses within the banking industry. Non-commercial construction and land development loans can experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

Revolving mortgage loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Bank’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. Further, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

Consumer loans include loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Quality Indicators

Loans are monitored for credit quality on a recurring basis and the composition of the loans outstanding by credit quality indicator is provided below.

Loan credit quality indicators are developed through review of individual borrowers on an ongoing basis. Most commercial loans are evaluated at least annually with more frequent evaluation of more severely criticized loans or leases. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

Pass – A pass rated asset is not adversely classified because it does not display any of the characteristics for adverse classification.

Special mention – A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, such potential weaknesses may result in deterioration of the repayment prospects or collateral position at some future date. Special mention assets are not adversely classified and do not warrant adverse classification.

Substandard – A substandard asset is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

Doubtful – An asset classified doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss – Assets classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

Allowance for Loan Losses – The allowance for loan losses is management’s estimate of probable credit losses that are inherent in the Bank’s loan portfolios at the balance sheet date. The allowance increases when the Bank provides for loan losses through charges to operating earnings and when the Bank recovers amounts from loans previously written down or charged off. The allowance decreases when the Bank writes down or charges off loans amounts that are deemed uncollectible.

Management determines the allowance for loan losses based on periodic evaluations that are inherently subjective and require substantial judgment because the evaluations require the use of material estimates that are susceptible to significant change. The Bank generally uses two allowance methodologies that are primarily based on management’s determination as to whether or not a loan is considered to be impaired.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial loans, as well as non-commercial loans that are classified as substandard and secured by real estate, are evaluated for impairment on a loan-by-loan basis and are considered impaired when it is probable, based on current information, that the borrower will be unable to pay contractual interest or principal as required by the loan agreement. Loans that experience insignificant payment delays and payment shortfalls are not necessarily considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history, and the amount of the shortfall relative to the principal and interest owed. Impaired loans are measured at their estimated fair value based on either the value of the loan’s expected future cash flows discounted at the loan’s effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent. For loans considered impaired, an individual allowance for loan losses is recorded when the loan principal balance exceeds the estimated fair value.

For loans not considered impaired, management determines the allowance for loan losses based on estimated loss percentages that are determined by and applied to the various classes of loans that comprise the segments of the Bank’s loan portfolio. The estimated loss percentages by loan class are based on a number of factors that include by class (i) average historical losses over the past three years, (ii) levels and trends in delinquencies, impairments, and net charge-offs, (iii) trends in the volume, terms, and concentrations, (iv) trends in interest rates, (v) effects of changes in the Bank’s risk tolerance, underwriting standards, lending policies, procedures, and practices, and (vi) national and local business and economic conditions.

Future material adjustments to the allowance for loan losses may be necessary due to changing economic conditions or declining collateral values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make adjustments to the allowance for loan losses based upon judgments that differ significantly from those of management.

Nonperforming Assets – Nonperforming assets can include loans that are past due 90 days or more and continue to accrue interest, loans on which interest is not being accrued, and foreclosed real estate.

Loans Past Due 90 Days or More, Nonaccruing, Impaired, or Restructured – The Bank’s policies related to when loans are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Bank suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected, or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. Under the Bank's cost recovery method, interest income is subsequently recognized only to the extent cash payments are received in excess of collection of the principal outstanding on the loan. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For loans the Bank has restructured with terms that are no more favorable than market terms at the time of the restructuring, including an interest rate equal to or greater than the rate that the Bank is willing to accept at the time of restructuring for a new loan with comparable risk, and the loan is not impaired based on the terms of the restructuring, the Bank designates the loan as restructured for the year in which the restructuring takes place. For years subsequent to the year in which a loan is restructured, the loan may be removed from nonaccrual status and from its restructured designation when the loan has performed according to the modified terms for a sustained period of time, a minimum of six months, the Bank is reasonably assured of repayment, the loan is well secured, and collection of principal and interest under the modified terms is probable.

Impaired loans on which the Bank has granted concessions that modify the amounts and/or timing of contractual principal and interest payments are considered as restructured and are accounted for as such. The Bank’s policy for recognition of interest income on loans considered to be impaired, including restructured loans, is the same as its interest income recognition policy for loans not considered to be impaired.

Loan Charge-offs – The Bank charges off loan balances, in whole or in part, when available, verifiable, and documentable information confirms that specific loans, or portions of specific loans, are uncollectible or unrecoverable. For unsecured loans, losses are confirmed when it can be determined that the borrower, or any guarantor, is unwilling or unable to pay the amounts as agreed. When the borrower, or any guarantors, are unwilling or unable to pay the amounts as agreed on a loan secured by collateral and any recovery will be realized upon the sale of the collateral, the loan is deemed to be collateral dependent. Repayments or recoveries for collateral dependent loans are directly affected by the value of the collateral at liquidation. As such, loan repayment can be affected by factors that influence the amount recoverable, the timing of the recovery, or a combination of the two. Such factors include economic conditions that affect the markets in which the loan or its collateral is sold, bankruptcy, repossession and foreclosure laws, and consumer banking regulations. Losses are also confirmed when the loan, or a portion of the loan, is classified as loss resulting from loan reviews conducted by the Bank.

Charge-offs of loans in the commercial loan segment are recognized when the uncollectibility of the loan balance and the inability to recover sufficient value from the sale of any collateral securing the loan is confirmed. The uncollectibility of the loan balance is evidenced by the inability of the commercial borrower to generate cash flows sufficient to repay the loan as agreed causing the loan to become delinquent. For collateral dependent commercial loans, the Bank determines the fair value of the collateral based on appraisals, current market conditions, and estimated costs to sell the collateral. For collateral dependent commercial loans where the loan balance, including any accrued interest, net deferred fees or costs, and unamortized premiums or discounts, exceeds the fair value of the collateral securing the loan, the deficiency is identified as unrecoverable, is deemed to be a confirmed loss, and is charged off.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Charge-offs of loans in the non-commercial loan segment are generally confirmed and recognized in a manner similar to loans in the commercial loan segment. Secured non-commercial loans that are identified as uncollectible and are deemed to be collateral dependent are confirmed as loss to the extent the fair value of the collateral is insufficient to recover the loan balance. Closed-end consumer loans that become 120 cumulative days past due and open-end consumer loans that become 180 cumulative days past due are charged off to the extent that the fair value of any collateral, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Closed-end and open-end loans secured by residential real estate that become 180 days past due are charged off to the extent that the fair value of the residential real estate securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance. Loans determined to be fraudulent are charged off within 90 days of discovery. Loans to borrowers in bankruptcy are subject to modification by the bankruptcy court and are charged off to the extent that the fair value of any collateral securing the loan, less estimated costs to sell the collateral, is insufficient to recover the loan balance, unless the Bank expects repayment is likely to occur. Such loans are charged off within 60 days of the receipt of notification from a bankruptcy court or when the loans become 120 days past due, whichever is shorter.

Foreclosed Real Estate – Foreclosed real estate consists of real estate and other assets acquired as a result of customers’ loan defaults. Foreclosed real estate is stated at the lower of the related loan balance or the fair value of the property net of the estimated costs of disposal with a charge to the allowance for loan losses upon foreclosure. Any write-downs subsequent to foreclosure are charged against operating earnings. To the extent recoverable, costs relating to the development and improvement of property are capitalized, whereas those costs relating to holding the property are charged to expense.

Comprehensive Income – Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Comprehensive Income (Loss). The accumulated balance of other comprehensive income is included in the equity section of the Consolidated Balance Sheets. The Bank’s components of accumulated other comprehensive income include unrealized gains and/or losses on investment securities classified as available for sale and certain changes in the Bank’s benefit obligations under its retirement plans.

The components of the Bank’s accumulated other comprehensive loss, net of income taxes, are as follows:

(in thousands)	June 30, 2011	December 31, 2010

Unrealized gain (loss) on securities	$891	$(448)
Benefit plan liability	(3,192)	(3,192)

Accumulated other comprehensive loss, net of tax	$(2,301)	$(3,640)

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes – The establishment of provisions for federal and state income taxes is a complex area of accounting, which involves the use of significant judgments and estimates in applying relevant tax statutes. The Bank is subject to audit by federal and state tax authorities, the results of which may produce tax liabilities that differ from the Bank's tax estimates and provisions. The Bank continually evaluates its exposure to possible tax assessments arising from audits and it records its estimate of possible exposure based on current facts and circumstances.

Deferred tax assets and liabilities are recognized for the tax effects of differing carrying values of assets and liabilities for tax and financial statement purposes that will reverse in future periods. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. When uncertainty exists concerning the recoverability of a deferred tax asset, the carrying value of the asset may be reduced by a valuation allowance. The amount of any valuation allowance established is based upon an estimate of the deferred tax asset that is more likely than not to be recovered. Increases or decreases in the valuation allowance result in increases or decreases to the provision for income taxes.

A significant portion of the recorded deferred tax assets relate to a net operating loss carry forward and a loan loss allowance on which the realization of income tax benefits is dependent on the Bank’s ability to generate future taxable income. Because of this dependency, the Bank’s management considered the need for a valuation allowance, but determined there was sufficient positive evidence to support their conclusion not to record a valuation allowance. The positive evidence that led the Bank’s management to conclude that the income tax benefits of the Bank’s deferred tax assets would be realized included (1) the Bank has a sustained history of generating taxable income and realizing the income tax benefits of its deferred tax assets and income tax credits, (2) the Bank’s management believes that, based on certain improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were to a large extent limited to 2010, and provisioning is expected to decline in 2011 and 2012 from the 2010 level, (3) the Bank’s management is projecting pretax income in 2011 and 2012, (4) the Bank’s management is aware of one or more strategies that, if implemented, could generate future taxable income, and (5) the net operating loss carry forward does not expire in the near term. The Bank’s Federal and North Carolina loss carry forward periods are 20 years and 15 years, respectively.

The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years ended December 31, 2006 through 2010 are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the June 30, 2011 presentation. The reclassifications had no effect on net income or equity as previously reported.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards – In January 2010, new guidance was issued by the FASB requiring improved disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, and the reasons for the transfers, and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Bank has applied the new disclosure requirements as of January 1, 2010. The adoption of this guidance did not have a material impact on the Bank’s consolidated financial statements.

In July, 2010 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance will also require disclosure. The end-of-period disclosures were effective for the Bank on December 31, 2010 with the exception of disclosures related to troubled debt restructurings which become effective for interim and annual periods ending after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but will have no impact on financial condition, results of operations or liquidity.

In January 2011, the FASB issued Disclosures about the Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in ASU 2010-20 (ASU 2011-01). The provisions of ASU 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU had no impact on the Bank’s financial statements.

In April 2011, FASB issued A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (ASU 2011-02), which clarifies when creditors should classify loan modifications as troubled debt restructurings. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and is applied retrospectively to restructurings at the beginning of the year of adoption. The guidance on measuring the impairment of a receivable restructured in a troubled restructuring is effective on a prospective basis. The adoption of the new guidance is not expected to have a significant impact on the Bank's financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Bank is evaluating the impact of ASU 2011-04 on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Bank is evaluating the impact of ASU 2011-05 on the presentation of its consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. PLAN OF CONVERSION AND CHANGE IN CORPORATE FORM

On March 15, 2011, the Board of Directors of the Bank adopted a plan of conversion (“Plan”) pursuant to which the Bank will convert from the mutual to stock form of organization. The Plan was submitted to the FDIC, the NCCoB, and the Federal Reserve Board, all of which have conditionally approved, or provided their intent not to object to, the Bank’s conversion. The final valuation by an independent appraiser remains subject to review and acceptance by the FDIC. The Plan was approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting of members held on September 22, 2011. The Plan sets forth that the Bank proposes to convert into a stock savings bank structure with the establishment of a stock holding company, the Company, as parent of the Bank. In connection with the conversion, the Company received orders for approximately $55.5 million of its common stock at a price of $10.00 per share. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. Pursuant to the Plan, the Bank determined the total offering value and number of shares of common stock based upon a valuation by an independent appraiser. The Bank’s Board of Directors adopted an employee stock ownership plan (ESOP) which will purchase 8% of the common stock sold in the offering. The Company was organized as a corporation under the laws of the State of North Carolina and will own all of the outstanding common stock of the Bank upon completion of the conversion. The closing of the conversion is subject to the satisfaction of customary closing conditions and is expected to occur in early October 2011.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. The Bank had incurred deferred conversion costs of approximately $539,000 as of June 30, 2011, and no deferred conversion costs as of December 31, 2010. At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible savings account holders who maintain deposit accounts in the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2011

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$45,646	$466	$(63)	$46,049
After 5 year but within 10 years	21,023	136	(71)	21,088
After 10 years	2,000	—	—	2,000
Asset-backed securities issued by the Small Business Administration (SBA)	22,456	272	(41)	22,687
Residential mortgage-backed securities issued by GSE’s	121,337	1,149	(423)	122,063
State and local government securities due -
After 5 year but within 10 years	1,118	38	—	1,156
After 10 years	4,514	40	(28)	4,526
Mutual funds	675	10	—	685

Total	$218,769	$2,111	$(626)	$220,254

December 31, 2010

U.S. GSE and agency securities due -
After 1 year but within 5 years	$32,072	$215	$(244)	$32,043
After 5 year but within 10 years	18,182	44	(227)	17,999
Asset-backed securities issued by the SBA	15,952	101	(14)	16,039
Residential mortgage-backed securities issued by GSE’s	105,944	644	(1,178)	105,410
State and local government securities due -
After 10 years	3,379	—	(92)	3,287
Mutual funds	664	3	—	667

Total	$176,193	$1,007	$(1,755)	$175,445

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2011

U.S. GSE and agency securities due -
After 5 year but within 10 years	$1,084	$97	$—	$1,181
Residential mortgage-backed securities issued by GSE’s	2,053	141	—	2,194
State and local government securities due -
After 10 years	2,411	122	—	2,533

Total	$5,548	$360	$—	$5,908

December 31, 2010

U.S. GSE and agency securities due -
After 5 year but within 10 years	$1,090	$79	$—	$1,169
Residential mortgage-backed securities issued by GSE’s	2,449	149	—	2,598
State and local government securities due -
After 10 years	2,409	36	(14)	2,431

Total	$5,948	$264	$(14)	$6,198

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010. The total number of securities with unrealized losses at June 30, 2011 and December 31, 2010 were 50 and 63, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Bank will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Bank will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	June 30, 2011 (unaudited)
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Securities Available for Sale

US GSE and agency	15,960	(134)	$—	$—	$15,960	$(134)
Asset-backed SBA	5,956	(41)	—	—	5,956	(41)
Residential mortgage- backed GSE	50,148	(423)	—	—	50,148	(423)
State and local government	2,253	(28)	—	—	2,253	(28)

Temporarily impaired securities available for sale	74,317	(626)	—	—	74,317	(626)

Total temporarily impaired securities	$74,317	$(626)	$—	$—	$74,317	$(626)

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Securities Available for Sale

US GSE and agency	$28,901	$(471)	$—	$—	$28,901	$(471)
Asset-backed SBA	1,857	(14)	—	—	1,857	(14)
Residential mortgage-backed GSE	60,009	(1,178)	—	—	60,009	(1,178)
State and local government	3,287	(92)	—	—	3,287	(92)

Temporarily impaired securities available for sale	94,054	(1,755)	—	—	94,054	(1,755)

Securities Held to Maturity

State and local government	1,453	(14)	—	—	1,453	(14)

Temporarily impaired securities held to maturity	1,453	(14)	—	—	1,453	(14)

Total temporarily impaired securities	$95,507	$(1,769)	$—	$—	$95,507	$(1,769)

Investment securities pledged as collateral follow:

(in thousands)	June 30, 2011	December 31, 2010

Pledged to Federal funds purchased lines of credit	$13,062	$1,972
Pledged to Treasury Tax and Loan deposit accounts	—	1,054
Pledged to repurchase agreements for commercial customers	2,358	1,553

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Gross proceeds from sales of securities	$8,746	$13,817	$8,746	$15,817
Gross realized gains from sales of securities	223	294	223	780

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE

The Bank’s loans receivable by segment and class follow:

(in thousands)	June 30, 2011	December 31, 2010

Commercial:
Commercial construction and land development	$25,946	$28,473
Commercial mortgage	156,765	164,553
Commercial and industrial	16,185	17,656

Total commercial	198,896	210,682

Non-commercial:
Non-commercial construction and land development	6,956	8,670
Residential mortgage	175,937	180,439
Revolving mortgage	51,892	53,432
Consumer	34,337	47,212

Total non-commercial	269,122	289,753

Total loans receivable	468,018	500,435
Less: Deferred loan fees	(419)	(432)

Total loans receivable net of deferred loan fees	467,599	500,003
Less: Allowance for loan losses	(12,353)	(12,676)

Loans receivable, net	$455,246	$487,327

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The Bank’s loans receivable by segment, class, and grade follow:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss*	Total Loans

June 30, 2011

Commercial:
Commercial construction and land development	$11,468	$756	$13,308	$—	$414	$25,946
Commercial mortgage	134,583	19,587	2,595	—	—	156,765
Commercial and industrial	12,826	2,041	1,176	—	142	16,185

Total commercial	158,877	22,384	17,079	—	556	198,896

Non-commercial:
Non-commercial construction and land development	4,600	326	2,027	—	3	6,956
Residential mortgage	161,375	9,161	5,389	—	12	175,937
Revolving mortgage	48,800	2,478	614	—	—	51,892
Consumer	32,614	1,629	94	—	—	34,337

Total non-commercial	247,389	13,594	8,124	—	15	269,122

Total loans receivable	$406,266	$35,978	$25,203	$—	$571	$468,018

December 31, 2010

Commercial:
Commercial construction and land development	$12,532	$1,578	$14,269	$—	$94	$28,473
Commercial mortgage	141,269	17,128	6,043	—	113	164,553
Commercial and industrial	15,542	716	1,398	—	—	17,656

Total commercial	169,343	19,422	21,710	—	207	210,682

Non-commercial:
Non-commercial construction and land development	6,367	—	2,281	—	22	8,670
Residential mortgage	166,007	7,625	6,771	—	36	180,439
Revolving mortgage	50,976	1,712	744	—	—	53,432
Consumer	45,133	1,731	348	—	—	47,212

Total non-commercial	268,483	11,068	10,144	—	58	289,753

Total loans receivable	$437,826	$30,490	$31,854	$—	$265	$500,435

*	Items included in the “Loss” column are fully reserved.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The Bank’s loans receivable by segment, class, and delinquency status follow:

	Past Due
(in thousands)	30-89 Days	90 Days or More	Total	Current	Total Loans

June 30, 2011

Commercial:
Commercial construction and land development	$—	$4,744	$4,744	$21,202	$25,946
Commercial mortgage	586	1,852	2,438	154,327	156,765
Commercial and industrial	567	284	851	15,334	16,185

Total commercial	1,153	6,880	8,033	190,863	198,896

Non-commercial:
Non-commercial construction and land development	—	280	280	6,676	6,956
Residential mortgage	990	2,718	3,708	172,229	175,937
Revolving mortgage	823	—	823	51,069	51,892
Consumer	1,096	33	1,129	33,208	34,337

Total non-commercial	2,909	3,031	5,940	263,182	269,122

Total loans receivable	$4,062	$9,911	$13,973	$454,045	$468,018

December 31, 2010

Commercial:
Commercial construction and land development	$462	$3,451	$3,913	$24,560	$28,473
Commercial mortgage	2,298	3,363	5,661	158,892	164,553
Commercial and industrial	288	290	578	17,078	17,656

Total commercial	3,048	7,104	10,152	200,530	210,682

Non-commercial:
Non-commercial construction and land development	282	553	835	7,835	8,670
Residential mortgage	4,996	2,878	7,874	172,565	180,439
Revolving mortgage	576	191	767	52,665	53,432
Consumer	1,387	94	1,481	45,731	47,212

Total non-commercial	7,241	3,716	10,957	278,796	289,753

Total loans receivable	$10,289	$10,820	$21,109	$479,326	$500,435

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The Bank’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	June 30, 2011		December 31, 2010
(in thousands)	Nonaccruing	Past Due 90 Days or More and Still Accruing	Nonaccruing	Past Due 90 Days or More and Still Accruing

Commercial:
Commercial construction and land development	$4,744	$—	$5,205	$—
Commercial mortgage	1,852	—	3,810	—
Commercial and industrial	792	—	377	—

Total commercial	7,388	—	9,392	—

Non-commercial:
Non-commercial construction and land development	280	—	553	—
Residential mortgage	3,266	—	3,194	—
Revolving mortgage	103	—	191	—
Consumer	33	—	94	—

Total non-commercial	3,682	—	4,032	—

Total loans receivable	$11,070	$—	$13,424	$—

Loans made to the Bank’s directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

(in thousands)	June 30, 2011	December 31, 2010

At beginning of period	$3,278	$4,004
New loans	3,011	278
Repayments of loans	(892)	(1,004)

At end of period	$5,397	$3,278

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $11.8 million and $11.4 million at June 30, 2011 and December 31, 2010, respectively.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

(in thousands)	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010

Balance at beginning of period	$9,074	$8,994
Provision for loan losses	2,612	4,471
Charge-offs	(1,621)	(3,438)
Recoveries	32	70

Balance at end of period	$10,097	$10,097

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$7,695	$4,937	$12,632	$7,658	$5,018	$12,676
Provision for loan losses	465	(41)	424	636	445	1,081
Charge-offs	(569)	(212)	(781)	(770)	(815)	(1,585)
Recoveries	17	61	78	84	97	181

Balance at end of period	$7,608	$4,745	$12,353	$7,608	$4,745	$12,353

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s ending balances of loans and the related allowance, by segment and class, follows:

	Allowance for Loan Losses			Total Loans Receivable
(in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total

June 30, 2011

Commercial:
Commercial construction and land development	$561	$1,114	$1,675	$16,009	$9,937	$25,946
Commercial mortgage	70	4,715	4,785	2,448	154,317	156,765
Commercial and industrial	508	434	942	1,288	14,897	16,185

Total commercial	1,139	6,263	7,402	19,745	179,151	198,896

Non-commercial:
Non-commercial construction and land development	639	117	756	2,581	4,375	6,956
Residential mortgage	337	1,762	2,099	6,028	169,909	175,937
Revolving mortgage	—	1,080	1,080	—	51,892	51,892
Consumer	—	810	810	—	34,337	34,337

Total non-commercial	976	3,769	4,745	8,609	260,513	269,122

Unallocated			206

Total loans receivable	$2,115	$10,032	$12,353	$28,354	$439,664	$468,018

December 31, 2010
Commercial:
Commercial construction and land development	$242	$990	$1,232	$16,765	$11,708	$28,473
Commercial mortgage	717	4,769	5,486	6,235	158,318	164,553
Commercial and industrial	366	416	782	1,351	16,305	17,656

Total commercial	1,325	6,175	7,500	24,351	186,331	210,682

Non-commercial:
Non-commercial construction and land development	553	196	749	2,601	6,069	8,670
Residential mortgage	449	1,758	2,207	7,290	173,149	180,439
Revolving mortgage	—	1,021	1,021	—	53,432	53,432
Consumer	—	1,041	1,041	—	47,212	47,212

Total non-commercial	1,002	4,016	5,018	9,891	279,862	289,753

Unallocated			158

Total loans receivable	$2,327	$10,191	$12,676	$34,242	$466,193	$500,435

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s impaired loans and the related allowance, by segment and class, follows:

		Recorded Investment
(in thousands)	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

June 30, 2011

Commercial:
Commercial construction and land development	$17,986	$2,791	$13,218	$16,009	$561
Commercial mortgage	3,703	521	1,927	2,448	70
Commercial and					—
industrial	1,512	1,288	—	1,288	508

Total commercial	23,201	4,600	15,145	19,745	1,139

Non-commercial:
Non-commercial					—
construction and					—
land development	2,695	2,466	115	2,581	639
Residential mortgage	6,751	4,002	2,026	6,028	337

Total non-commercial	9,446	6,468	2,141	8,609	976

Total impaired loans	$32,647	$11,068	$17,286	$28,354	$2,115

December 31, 2010

Commercial:
Commercial construction and land development	$19,115	$3,992	$12,773	$16,765	$242
Commercial mortgage	7,758	3,448	2,787	6,235	717
Commercial and					—
industrial	1,709	1,000	351	1,351	366

Total commercial	28,582	8,440	15,911	24,351	1,325

Non-commercial:
Non-commercial					—
construction and					—
land development	2,696	2,601	—	2,601	553
Residential mortgage	7,673	3,807	3,483	7,290	449

Total non-commercial	10,369	6,408	3,483	9,891	1,002

Total impaired loans	$38,951	$14,848	$19,394	$34,242	$2,327

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011		Twelve Months Ended December 31, 2010
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$16,215	$96	$16,406	$192	$17,171	$195
Commercial mortgage	5,010	26	6,658	58	12,674	322
Commercial and industrial	1,289	3	1,299	11	1,477	67

Total commercial	22,514	125	24,363	261	31,322	584

Non-commercial:
Non-commercial construction and land development	2,582	20	2,589	39	1,414	32
Residential mortgage	6,097	46	6,263	78	7,967	236
Revolving mortgage	17	—	8	—	33	16

Total non-commercial	8,696	66	8,860	117	9,414	284

Total loans receivable	$31,210	$191	$33,223	$378	$40,736	$868

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Average recorded investment in impaired loans	$31,210	$42,018	$33,223	$41,773

Interest income recognized on impaired loans	$191	$273	$378	$652

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s loans that were performing under the terms of troubled debt restructurings that were excluded from nonaccruing loans above follow:

(in thousands)	June 30, 2011	December 31, 2010

Performing restructured loans included in impaired loans	$11,377	$15,233

6. FORECLOSED REAL ESTATE

An analysis of the Bank’s foreclosed real estate follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Beginning balance	$10,506	$4,090	$10,650	$3,699
Transfers from loans	610	4,173	810	4,861
Capitalized cost	18	—	36	63
Loss provision	(543)	(134)	(622)	(145)
Proceeds from sales of properties, net of gains and losses	(1,073)	(64)	(1,356)	(413)
Sales of properties funded by loans	—	(138)	—	(138)

Ending balance	$9,518	$7,927	$9,518	$7,927

7. REGULATORY CAPITAL REQUIREMENTS

Capital Levels – The Bank is a state-chartered mutual savings bank regulated by the FDIC and the NCCoB. Regulations require the Bank to maintain a minimum leverage ratio of total capital to total assets of four percent, a minimum ratio of qualifying total capital to risk-weighted assets of eight percent, of which at least four percent must be in the form of core capital, and a North Carolina Savings Bank Capital ratio of total adjusted capital to total adjusted assets of five percent.

Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of June 30, 2011, the most recent regulatory reporting period, the Bank was well capitalized under the current regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I leverage ratio, and Tier I risk adjusted capital as set forth in the table below.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Tier I leverage capital	$65,753	8.75%	$30,059	4.00%	$37,573	5.00%
Tier I risk-based capital	65,753	14.41%	18,250	4.00%	27,375	6.00%
Total risk-based capital	71,554	15.68%	36,500	8.00%	45,625	10.00%
NC Savings Bank capital	78,112	10.34%	37,761	5.00%	n/a	n/a

December 31, 2010
Tier I leverage capital	$63,377	8.36%	$30,309	4.00%	$37,886	5.00%
Tier I risk-based capital	63,377	13.04%	19,434	4.00%	29,151	6.00%
Total risk-based capital	69,542	14.31%	38,868	8.00%	48,585	10.00%
NC Savings Bank capital	76,053	10.14%	37,503	5.00%	n/a	n/a

A reconciliation of GAAP equity and regulatory capital amounts follows:

(in thousands)	June 30, 2011	December 31, 2010

Total GAAP equity	$65,547	$62,881
Less: Accumulated other comprehensive loss, net of tax	(2,301)	(3,640)
Less: Disallowed deferred tax assets	2,095	3,144

Tier I capital	65,753	63,377
Unrealized gains on available for sale equity securities	6	—
Allowable portion of allowance for loan losses	5,795	6,165

Total risk-based capital	71,554	69,542
Disallowed portion of allowance for loan losses	6,558	6,511

NC Savings Bank capital	$78,112	$76,053

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. BENEFIT PLANS

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$2	$2	$3	$4
Interest cost	16	22	32	52
Amortization of prior service credit	(3)	(4)	(6)	(9)
Amortization of net loss	5	11	11	26

Net periodic benefit cost	$20	$31	$40	$73

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$49	$38	$98	$75
Interest cost	237	221	477	437
Expected return on plan assets	(240)	(219)	(482)	(432)
Amortization of prior service credit	(18)	(16)	(36)	(32)
Amortization of net loss	101	66	202	130

Net periodic benefit cost	$129	$90	$259	$178

Matching contributions to the Bank’s defined contribution plan under Section 401(k) of the Internal Revenue Code were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010

Contributions to defined contribution plan	$46	$45	$93	$91

9. COMMITMENTS AND CONTINGENCIES

Loan Commitments – The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recorded in the accompanying consolidated balance sheets. Such financial instruments are recorded when they are funded.

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial real estate.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(in thousands)	June 30, 2011	December 31, 2010

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$104,338	$121,588
Commitments under standby letters of credit	138	58

Total	$104,476	$121,646

Concentrations of Credit Risk – The Bank’s primary market area consists of Buncombe, Henderson, McDowell, Transylvania and Madison counties of North Carolina. The majority of the Bank’s loans are residential mortgage loans and commercial real estate loans. The Bank’s policy generally will allow residential mortgage loans up to 80% of the value of the real estate that is pledged as collateral or up to 95% with private mortgage insurance and commercial real estate loans up to 85% of the value of the real estate that serves as collateral to secure the loan.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Interest Rate Risk – The Bank’s profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Bank’s interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Bank’s interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than its interest-bearing liabilities, which are primarily term deposits. Accordingly, the Bank’s earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. However, based on the results of the Bank’s interest rate risk simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from the Bank’s difficulty in reducing its cost of funds further in this competitive pricing environment, the Bank’s earnings may well be adversely affected if interest rates decline further. Such a decline in rates could result from, among other things, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the economy. Accordingly, the Bank is currently the beneficiary of a stable rate environment and is carefully monitoring, through its Asset/Liability management process, the competitive landscape related to interest rates as well as various economic indicators in order to optimally position the Bank in terms of changes in interest rates.

Litigation – The Bank is involved in legal actions in the normal course of business. Management, based on advice of legal counsel, does not expect any significant losses from current litigation.

Investment Commitments – During 2005, the Bank entered into an agreement to invest $1,000,000 as a limited partner in a Small Business Investment Company. The Bank made no additional investments during 2010 and 2009, but invested $800,000 prior to 2009. The Bank has a remaining commitment of approximately $200,000. This investment is recognized at cost and is included in “other assets” on the balance sheet.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. FAIR VALUE MEASUREMENTS

FASB ASC Topic 820: Fair Value Measurements and Disclosures (“FASB ASC Topic 820”) requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non- recurring basis are discussed further down in this note. The estimated fair value amounts shown below have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or valuation methodologies could have a material effect on the estimated fair value amounts. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest, Federal Home Loan Bank Stock and demand deposits. The methodologies for other financial assets and financial liabilities are discussed below:

The carrying amount and estimated fair values of financial instruments follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(in thousands)	amount	fair value	amount	fair value

Financial assets:
Cash and cash equivalents	$25,825	$25,825	$24,234	$24,234
Investment securities
Available for sale	220,254	220,254	175,445	175,445
Held to maturity	5,548	5,908	5,948	6,198
Investments held at cost	3,921	3,921	3,970	3,970
Loans held for sale	3,794	3,794	8,386	8,386
Loans receivable, net	455,246	461,386	487,327	491,205
Accrued interest receivable	2,692	2,692	2,519	2,519
Deferred compensation assets	1,432	1,432	1,341	1,341

Financial liabilities:
Demand deposits	338,874	338,874	332,354	332,354
Time deposits	277,589	279,042	287,403	289,881
Advances from Federal Home Loan Bank	60,000	64,978	60,000	64,048
Repurchase agreements	1,040	1,034	1,008	999
Deferred compensation liabilities	1,432	1,432	1,341	1,341
Accrued interest payable	164	164	170	170

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—
Commitments under standby letters of credit	—	—	—	—

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument. Because no highly liquid market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Estimated fair values were determined as follows:

Investment Securities – Fair values are obtained from a pricing service that uses matrix pricing which are based on quoted prices for securities with similar coupons, ratings, and maturities.

Loans Receivable – For variable rate loans, carrying value is a reasonable estimate of fair value. For fixed rate loans, fair values are estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. Valuation adjustments are made for credit risk, which are represented by the allowance for loan losses, but do not include adjustments for illiquidity.

Loans Held for Sale – Loans held for sale are residential mortgages carried at the lower of cost or market value. The market values of loans held for sale are based on what mortgage buyers are currently offering the Bank on a “best efforts” basis to buy the loans.

Deferred Compensation Assets – Assets include debt and equity securities that are traded in an active exchange market. Fair values are obtained from quoted prices in active markets for identical assets.

Time Deposits and Repurchase Agreements – Fair value of fixed maturity certificates of deposit is estimated using the FHLB Rate Curve for similar remaining maturities.

Advances from Federal Home Loan Bank – The fair value of Federal Home Loan Bank advances is estimated using the rates currently offered for advances of similar remaining maturities.

Deferred Compensation Liabilities – Fair values are measured based on the fair values of the related deferred compensation assets.

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the date of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

The fair value measurement and disclosure guidance contained in FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury debt securities.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, corporate debt securities, and residential mortgage loans held-for-sale.

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, and highly structured or long-term derivative contracts.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The fair values of the Bank’s investments in mutual funds are determined by quoted prices and are included as recurring Level 1 assets. The fair values of the Bank’s investments in securities issued by U.S. GSE’s, asset-backed securities issued by the SBA, residential mortgage-backed securities issued by U.S. GSE’s, securities issued by state and local governments, and trust preferred securities are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are included as recurring Level 2 assets.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

Defined Benefit Plan Assets

The Bank’s Nonqualified Defined Benefit Plan had no plan assets because it was not funded. The assets of the Bank’s Qualified Defined Benefit Plan, which are invested in interest-bearing depository accounts and money market and debt security mutual funds, are included at fair value in the Qualified Plan’s separate financial statements. Fair value measurement is based upon quoted prices of like or similar securities. The fair values of the Plan’s investments in interest-bearing depository accounts and money market and debt security mutual funds are determined by quoted prices and are included as recurring Level 1 assets.

Loans Held for Sale

Loans held for sale are residential mortgages carried at the lower of cost or market value. The market values of loans held for sale are based on what mortgage buyers are currently offering the Bank on a “best efforts” basis to buy the loans. As such, the Bank classifies its mortgages held for sale as nonrecurring Level 2 assets.

Loans

The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the accounting guidance contained in FASB ASC Topic 310: Receivables (“FASB ASC Topic 310”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the fair value measurement and disclosure guidance contained in FASB ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as nonrecurring Level 2 assets. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3 assets.

Foreclosed Properties

The Bank’s foreclosed properties are measured and recorded at the lower of cost or estimated fair value. The fair value of foreclosed properties is measured using the current appraised value of the property less the estimated expenses necessary to sell the property. The Bank records its foreclosed properties as nonrecurring Level 3 assets.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurement Using			Total
				Carrying
				Amount in	Assets/
				Statement	Liabilities
				of Financial	Measured at
Description	Level 1	Level 2	Level 3	Position	Fair Value

June 30, 2011

Securities available for sale:
U.S. GSE and agency securities	$—	$69,137	$—	$69,137	$69,137
Asset-backed SBA securities	—	22,687	—	22,687	22,687
Residential mortgage-backed securities issued by GSE’s	—	122,063	—	122,063	122,063
State and local government securities	—	5,682	—	5,682	5,682
Mutual funds	685	—	—	685	685

Total	$685	$219,569	$—	$220,254	$220,254

Defined benefit plan assets:
Cash and cash equivalents	$639	$—	$—
Money market mutual funds	264	—	—
Debt security mutual funds	16,359	—	—

Total	$17,262	$—	$—

December 31, 2010

Securities available for sale:
U.S. GSE and agency securities	$—	$50,042	$—	$50,042	$50,042
Asset-backed SBA securities	—	16,039	—	16,039	16,039
Residential mortgage-backed securities issued by GSE’s	—	105,410	—	105,410	105,410
State and local government securities	—	3,287	—	3,287	3,287
Mutual funds	667	—	—	667	667

Total	$667	$174,778	$—	$175,445	$175,445

Defined benefit plan assets:
Cash and cash equivalents	$148	$—	$—
Money market mutual funds	241	—	—
Debt security mutual funds	16,845	—	—

Total	$17,234	$—	$—

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

There were no transfers to or from Level 1 and 2 during the six months ended June 30, 2011 or the twelve months ended December 31, 2010.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in thousands)	Fair Value Measurement Using			Total
				Carrying
				Amount in	Assets/
				Statement	Liabilities
				of Financial	Measured at
Description	Level 1	Level 2	Level 3	Position	Fair Value

June 30, 2011

Impaired loans	—	—	14,497	14,497	14,497
Foreclosed properties	—	—	9,518	9,518	9,518

December 31, 2010

Impaired loans	—	—	16,103	16,103	16,103
Foreclosed properties	—	—	10,650	10,650	10,650

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A Caution About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;

•	a continued decline in real estate values;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative, regulatory or supervisory changes that adversely affect our business;

•	adverse changes in the securities markets; and

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

Any of the forward-looking statements that we make in this quarterly report and in other public statements we make may later prove incorrect because of inaccurate assumptions, the factors illustrated above or other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

Critical Accounting Policies

During the three- and six-month periods ended June 30, 2011, there was no significant change in our critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s prospectus dated August 12, 2011 (the “Prospectus”).

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impacted loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 1 of the notes to the consolidated financial statements included in the Prospectus.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management must estimate the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered an other-than-temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 2 and 14 of the notes to the consolidated financial statements included in the Prospectus.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at June 30, 2011 and our operating performance for the three- and six-month periods ended June 30, 2011. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

The following table provides the changes in our significant asset and liability categories at June 30, 2011 compared to December 31, 2010.

(dollars in thousands)	June 30, 2011	December 31, 2010	$ change	% change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$16,632	$16,398	$234	1.4%
Investment securities	229,723	185,363	44,360	23.9%
Loans held for sale	3,794	8,386	(4,592)	-54.8%
Loans receivable, net of deferred fees	467,599	500,003	(32,404)	-6.5%

Total interest-earning assets	717,748	710,150	7,598	1.1%

Non-interest-earning assets
Cash and due from banks	9,193	7,836	1,357	17.3%
Allowance for loan losses	(12,353)	(12,676)	323	-2.5%
Premises and equipment, net of accumulated depreciation	14,493	14,844	(351)	-2.4%
Foreclosed real estate, net of reserves	9,518	10,650	(1,132)	-10.6%
Deferred income tax assets, net of deferred income tax liabilities	5,044	6,641	(1,597)	-24.0%
Other assets	11,500	12,520	(1,020)	-8.1%

Total non-interest-earning assets	37,395	39,815	(2,420)	-6.1%

Total assets	$755,143	$749,965	5,178	0.7%

Interest-bearing liabilities
Interest-bearing deposits	$569,576	$574,761	$(5,185)	-0.9%
Overnight and short-term borrowings	1,040	1,008	32	3.2%
Federal Home Loan Bank advances	60,000	60,000	—	0.0%

Total interest-bearing liabilities	630,616	635,769	(5,153)	-0.8%

Non-interest-bearing liabilities
Non-interest-bearing deposits	46,887	44,996	1,891	4.2%
Accounts payable and other liabilities	12,093	6,319	5,774	91.4%

Total non-interest-bearing liabilities	58,980	51,315	7,665	14.9%

Total liabilities	689,596	687,084	2,512	0.4%

Total equity	65,547	62,881	2,666	4.2%

Total liabilities and equity	$755,143	$749,965	5,178	0.7%

Memoranda:
Cash and cash equivalents	$25,825	$24,234	$1,591	6.6%
Total deposits	616,463	619,757	(3,294)	-0.5%
Total funding liabilities	677,503	680,765	(3,262)	-0.5%

Total assets increased $5.2 million, or 0.7%, to $755.1 million at June 30, 2011 from $750.0 million at December 31, 2010. Total loans receivable, net of deferred loan fees, decreased $32.4 million, or 6.5%, securities increased $44.4 million, or 23.9%, to $229.7 million due to proceeds from the repayment of loans and loan sales being used to purchase securities, and cash and cash equivalents increased $1.6 million, or 6.6%, to $25.8 million. Asset growth was funded through an increase in other liabilities primarily resulting from securities purchases pending settlement.

Loans receivable, net of deferred loan fees, decreased $32.4 million to $467.6 million at June 30, 2011 from $500.0 million at December 31, 2010. Loan originations totaled $64.8 million for the six months ended June 30, 2011 compared to $84.3 million in the six months ended June 30, 2010. Residential mortgage loan originations totaled $34.7 million and residential construction and land development loan originations totaled $7.6 million for the six months ended June 30, 2011 compared to $49.4 million and $7.1 million, respectively, for the comparable period of 2010. Originations of commercial mortgage loans totaled $14.1 million for the 2011 year-to-date period compared to $19.8 million for the same period in 2010. Originations of commercial construction and land development loans totaled $667,000 for the six-month period ended June 30, 2011, while there were no originations of commercial construction and land development loans in the comparable period of 2010. Commercial and industrial loan originations totaled $4.8 million for the six months ended June 30, 2011 compared to $4.3 million for the six months ended June 30, 2010. Origination activity was partially offset by $64.7 million of normal loan payments, prepayments, and payoffs and $35.0 million in loan sales for the six months ended June 30, 2011 compared to $75.6 million and $37.5 million, respectively, for the six months ended June 30, 2010.

Non-performing loans decreased $2.3 million, or 17.2%, to $11.1 million at June 30, 2011 from $13.4 at December 31, 2010. The decrease in non-performing loans from December 31, 2010 to June 30, 2011 was primarily attributable to the payoff of two large loans totaling $2.6 million. At June 30, 2011, we had $17.4 million of troubled debt restructurings, as compared to $20.1 million at December 31, 2010. The decrease in troubled debt restructurings during the six months ended June 30, 2011 was the result of charge-offs and payoffs. All troubled debt restructurings were restructured in order help the borrowers remain current on their debt obligation. At June 30, 2011, $6.0 million of the total $17.4 million of troubled debt restructurings were not current.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

Overview. Net income was $742,000 for the three months ended June 30, 2011 as compared to a loss of $86,000 for the three months ended June 30, 2010. The $828,000 increase in 2011 as compared to 2010 was primarily due to a $2.2 million decrease in provisions for loan losses and a $730,000 decrease in interest expense, which were partially offset by decreases in interest and dividend income of $907,000 and noninterest income of $156,000, as well as an increase in noninterest expenses of $550,000.

	Three Months Ended June 30,
(dollars in thousands)	2011	2010	$ change	% change

Interest and dividend income	$7,502	$8,409	$(907)	-10.8%
Interest expense	2,205	2,935	(730)	-24.9%
Net interest income	5,297	5,474	(177)	-3.2%
Provision for loan losses	424	2,612	(2,188)	-83.8%
Net interest income after provision for loan losses	4,873	2,862	2,011	70.3%
Noninterest income	1,928	2,084	(156)	-7.5%
Noninterest expense	5,630	5,080	550	10.8%
Income (loss) before income tax provision	1,171	(134)	1,305	-973.9%
Income tax provision (benefit)	429	(48)	477	-993.8%
Net income (loss)	742	(86)	828	-962.8%

Net Interest Income. Net interest income decreased by $177,000, or 3.2%, to $5.3 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Total interest income decreased by $907,000, or 10.8%, to $7.5 million for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily as a result of a decrease of $11.1 million in the average balances of interest-earning assets from $724.1 million for the three months ended June 30, 2010 to $713.0 million for the three months ended June 30, 2011 and a 43 basis point decrease in yields on interest-earning assets. Interest income on loans decreased $1.3 million, or 17.3%, to $6.1 million during the three months ended June 30, 2011 primarily due to a decrease in average outstanding loans of $97.7 million, or 16.9%, to $479.3 million during the period primarily as a result of loan repayments outpacing originations due to low loan demand. While loan originations decreased by $20.1 million for the three months ended June 30, 2011 compared to June 30, 2010, loan sales decreased by $12.0 million during the same period, and loan principal repayments decreased $11.8 million from $47.6 million for the three months ended June 30, 2010 to $35.8 million for the three months ended June 30, 2011. The average balance of investment securities and mortgage-backed securities increased $20.4 million and $67.0 million, or 38.2% and 95.5%, respectively, to $73.8 million and $137.2 million, respectively, for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily as a result of the reinvestment in securities of proceeds from loan repayments and sales.

Total interest expense decreased $730,000, or 24.9%, to $2.2 million for the three months ended June 30, 2011 due to a 47 basis point decrease in average funding cost. Average balances of interest-bearing liabilities remained relatively unchanged when comparing the two three-month periods.

Provision for Loan Losses. The provision for loan losses was $424,000 for the three months ended June 30, 2011 compared to $2.6 million for the three months ended June 30, 2010. The decrease in the provision was due to the combination of fewer charge-offs in the loan portfolio, a decline in impaired loans, and lower loan balances.

Noninterest Income. Noninterest income decreased $156,000 to $1.9 million during the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010. Factors that contributed to the decrease in noninterest income during the 2011 period were a $164,000 decrease in mortgage banking income due to lower volume of loan sales, a $107,000 decrease in fees on deposit and other service charge income due to lower volume of non-sufficient fund fees due to opt-in regulations, and a $71,000 decrease in gains from sales of investment securities, which were $223,000 for the three months ended June 30, 2011 compared to $294,000 for the three months ended June 30, 2010, partially offset by an $89,000 increase in loan fees attributable to the collection of a $100,000 prepayment penalty from the payoff of a large commercial loan, a $69,000 increase in other miscellaneous noninterest income, and a $15,000 increase in fees from debit cards.

Noninterest Expenses. Noninterest expenses increased $550,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. Expense increases of $409,000 for foreclosed properties, $273,000 for salaries and benefits, and $76,000 for advertising were partially offset by expense decreases of $64,000 resulting from a dispute settlement with one of our consultants, $48,000 related to sales finance loans, $33,000 related to deposit insurance, and $27,000 related to legal fees. Salaries and benefits were higher primarily due to incentive accruals of $75,000 for the three months ended June 30, 2011 as compared to the reversal of $150,000 in incentive accruals for the three months ended June 30, 2010.

Income Tax Expense. Income tax expense was $429,000 on pre-tax income of $1.2 million for the three months ended June 30, 2011 as compared to an income tax benefit of $48,000 on a pre-tax loss of $134,000 for the three months ended June 30, 2010. The effective tax rate was 36.64% for the three months ended June 30, 2011 compared to 35.82% for the three months ended June 30, 2010.

Total Comprehensive Income. Total comprehensive income for the three-month periods presented consists of net income and the change in unrealized gains on securities available for sale, net of tax. Total comprehensive income was $2.3 million and $674,000 for the three months ended June 30, 2011 and 2010, respectively. The increase in total comprehensive income resulted primarily from an $828,000 increase in net income and a $750,000 increase in unrealized gains, net of income tax, on securities available for sale for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2011 and 2010

Overview. Net income was $1.3 million for the six months ended June 30, 2011 as compared to $344,000 for the six months ended June 30, 2010. The $983,000, or 285.8% increase in 2011 as compared to 2010 was primarily due to a $3.4 million decrease in provisions for loan losses and a $1.5 million decrease in interest expense, which was partially offset by a decrease in interest and dividend income of $2.2 million and a decrease in noninterest income of $534,000, as well as an increase in noninterest expenses of $628,000.

	Six Months Ended June 30,
(dollars in thousands)	2011	2010	$ change	% change

Interest and dividend income	$14,884	$17,087	$(2,203)	-12.9%
Interest expense	4,509	5,986	(1,477)	-24.7%
Net interest income	10,375	11,101	(726)	-6.5%
Provision for loan losses	1,081	4,471	(3,390)	-75.8%
Net interest income after provision for loan losses	9,294	6,630	2,664	40.2%
Noninterest income	3,608	4,142	(534)	-12.9%
Noninterest expense	10,862	10,234	628	6.1%
Income before income tax provision	2,040	538	1,502	279.2%
Income tax provision	713	194	519	267.5%
Net income	1,327	344	983	285.8%

Net Interest Income. Net interest income decreased by $726,000, or 6.5%, to $10.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Total interest income decreased by $2.2 million, or 12.9%, to $14.9 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily as a result of a decrease in the average balance of interest earning assets of $13.8 million from $722.4 million for the six months ended June 30, 2010 to $708.6 million for the six months ended June 30, 2011 and a 53 basis point decrease in yields on interest-earning assets. Interest income on loans decreased $2.8 million, or 18.6%, to $12.3 million during the six months ended June 30, 2011 primarily due to decrease in average outstanding loans of $98.2 million, or 16.7%, to $488.1 million during the period and an 11 basis point decrease in average loan yields. While loan originations decreased by $19.5 million for the six months ended June 30, 2011 compared to June 30, 2010, loan sales decreased by $2.5 million during the same period, and loan principal repayments decreased $10.9 million from $75.6 million for the six months ended June 30, 2010 to $64.7 million for the six months ended June 30, 2011. The average balance of investment securities and mortgage-backed securities increased $23.5 million and $62.1 million, or 53.3% and 90.8%, respectively, to $67.6 million and $130.4 million, respectively, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily as a result of the reinvestment in securities of proceeds from loan repayments and sales.

Total interest expense decreased $1.5 million, or 24.7%, to $4.5 million for the six months ended June 30, 2011 due to a 47 basis point decrease in the cost of average interest-bearing liabilities, which was attributable to a 52 basis point decrease in the cost of interest-bearing deposits. Our average outstanding balance of borrowings remained relatively unchanged when comparing the two six-month periods.

Provision for Loan Losses. The provision for loan losses was $1.1 million for the six months ended June 30, 2011 compared to $4.5 million for the six months ended June 30, 2010. The decrease in the provision was due to the combination of fewer charge-offs in the loan portfolio, a decline in impaired loans, and lower loan balances.

Noninterest Income. Noninterest income decreased $534,000 to $3.6 million during the six months ended June 30, 2011 from $4.1 million for the six months ended June 30, 2010. Factors that contributed to the decrease in noninterest income during the 2011 six-month period were a decrease of $557,000 in gains from the sale of investment securities, a decrease of $203,000 in fees on deposit and other service charge income due to lower volume of overdraft fees resulting from opt-in regulations, and a decrease of $7,000 in mortgage banking income that were partially offset by an increase of $48,000 in income from higher debit card transaction volume and an increase of $185,000 in other noninterest income. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees that resulted from federal regulations that became effective in the third quarter of 2010. The increase in other noninterest income was largely due to the combination of the collection of a prepayment penalty on a large commercial loan and the receipt of a distribution from a limited partnership investment.

Noninterest Expenses. Noninterest expenses increased $628,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The primary factors affecting the change were an increase of $474,000 in foreclosed property expenses, an increase of $219,000 in personnel expenses, an increase of $93,000 in data processing expenses, and an increase of $58,000 in professional fees that were partially offset by a decrease of $32,000 in deposit insurance expenses, a decrease of $27,000 in advertising expenses, a decrease of $19,000 in occupancy expenses, and a decrease of $138,000 in other noninterest expenses. The increase in foreclosed property expenses was primarily attributable to a decline in property values in the portfolio. The increase in personnel expenses was due in large part to incentive accruals of $150,000 for the six months ended June 30, 2011 as compared to no incentive accruals for the six months ended June 30, 2010 as well as higher pension plan expenses. The decrease in other noninterest expenses were due to the combination of decreases in expenses associated with sales finance loans, high yield deposit program, and training.

Income Tax Expense. Income tax expense increased by $519,000 for the six months ended June 30, 2011 as compared to the six month period ended June 30, 2010 primarily due to an increase in pre-tax income. The effective tax rate was 34.95% for the six months ended June 30, 2011 compared to 36.06% for the six months ended June 30, 2010.

Total Comprehensive Income. Total comprehensive income for the six-month periods presented consists of net income and the change in unrealized gains on securities available for sale, net of tax. Total comprehensive income was $2.7 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. The increase in total comprehensive income resulted primarily from a $983,000 increase in net income and a $565,000 increase in unrealized gains, net of income tax, on securities available for sale for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense for the periods of less than twelve months and full-year income or expense for twelve-month periods by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax exempt income on loans and on investment and mortgage-backed securities has been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	For the Three Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$18,662	$12	0.26%	$19,460	$12	0.25%
Loans receivable	479,309	6,094	5.10%	577,024	7,366	5.12%
Investment securities	73,823	460	2.62%	53,402	432	3.33%
Mortgage-backed and similar securities	137,229	927	2.71%	70,208	596	3.40%
Other interest-earning assets	3,944	9	0.92%	3,993	3	0.30%

Total interest-earning assets	712,967	7,502	4.23%	724,087	8,409	4.66%

Allowance for loan losses	(12,638)			(9,403)
Noninterest-earning assets	50,041			41,851

Total assets	$750,370			$756,535

Liabilities and equity

NOW accounts	$135,239	228	0.68%	$126,958	481	1.52%
Money market accounts	134,002	191	0.57%	120,944	284	0.94%
Savings accounts	24,455	21	0.34%	19,628	17	0.35%
Certificates of deposit	279,185	1,161	1.67%	305,165	1,550	2.04%

Total interest-bearing deposits	572,881	1,601	1.12%	572,695	2,332	1.63%
Overnight and short-term borrowings	1,305	2	0.61%	1,373	1	0.29%
Federal Home Loan Bank advances	60,000	602	4.02%	60,000	602	4.02%

Total interest-bearing liabilities	634,186	2,205	1.39%	634,068	2,935	1.86%

Noninterest-bearing deposits	43,927			41,326
Other noninterest-bearing liabilities	7,037			6,063

Total liabilities	685,150			681,457

Total equity	65,220			75,078

Total liabilities and equity	$750,370			$756,535

Net interest income		$5,297			$5,474

Interest rate spread			2.84%			2.80%
Net interest margin			2.99%			3.04%
Average interest-earning assets to average interest-bearing liabilities	112.42%			114.20%

	For the Six Months Ended June 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$18,571	$23	0.25%	$19,700	$26	0.27%
Loans receivable	488,081	12,287	5.08%	586,236	15,094	5.19%
Investment securities	67,590	848	2.65%	44,086	751	3.53%
Mortgage-backed and similar securities	130,407	1,709	2.64%	68,339	1,211	3.57%
Other interest-earning assets	3,957	17	0.87%	3,993	5	0.25%

Total interest-earning assets	708,606	14,884	4.25%	722,354	17,087	4.78%

Allowance for loan losses	(12,704)			(9,213)
Noninterest-earning assets	51,131			41,092

Total assets	$747,033			$754,233

Liabilities and equity

NOW accounts	$134,403	542	0.81%	$125,105	973	1.57%
Money market accounts	133,134	369	0.56%	119,744	565	0.95%
Savings accounts	23,078	37	0.32%	19,402	35	0.36%
Certificates of deposit	280,126	2,359	1.70%	307,401	3,213	2.11%

Total interest-bearing deposits	570,741	3,307	1.17%	571,652	4,786	1.69%
Overnight and short-term borrowings	1,519	4	0.53%	1,448	2	0.28%
Federal Home Loan Bank advances	60,000	1,198	4.03%	60,000	1,198	4.03%

Total interest-bearing liabilities	632,260	4,509	1.44%	633,100	5,986	1.91%

Noninterest-bearing deposits	43,890			39,990
Other noninterest-bearing liabilities	6,460			6,061

Total liabilities	682,610			679,151

Total equity	64,423			75,082

Total liabilities and equity	$747,033			$754,233

Net interest income		$10,375			$11,101

Interest rate spread			2.81%			2.87%
Net interest margin			2.96%			3.10%
Average interest-earning assets to average interest-bearing liabilities	112.08%			114.10%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the volume and rate columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010			Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(1)	$1	$—	$(1)	$(2)	$(3)
Loans receivable	(1,242)	(30)	(1,272)	(2,478)	(329)	(2,807)
Investment securities	141	(113)	28	330	(233)	97
Mortgage-backed and similar securities	473	(142)	331	877	(379)	498
Other interest-earning assets	—	6	6	—	12	12

Total interest-earning assets	(629)	(278)	(907)	(1,272)	(931)	(2,203)

Interest expense:
NOW accounts	30	(283)	(253)	68	(499)	(431)
Money market accounts	28	(121)	(93)	58	(254)	(196)
Savings accounts	4	—	4	6	(4)	2
Certificates of deposit	(124)	(265)	(389)	(268)	(586)	(854)

Total interest-bearing deposits	(62)	(669)	(731)	(136)	(1,343)	(1,479)
Overnight and short-term borrowings	—	1	1	—	2	2
Federal Home Loan Bank advances	—	—	—	—	—	—

Total interest-bearing liabilities	(62)	(668)	(730)	(136)	(1,341)	(1,477)

Net increase (decrease) interest income	$(567)	$390	$(177)	$(1,136)	$410	$(726)

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risk, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We do not offer Alt-A, sub-prime or no-documentation mortgage loans.

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late notice is sent to the borrower. When the loan becomes 30 days past due, a more formal letter is sent. Between 15 and 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower in default. At 60 days delinquent, the borrower may be sent a letter from our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

Analysis of Non-performing Assets. We consider repossessed assets and loans that are 90 days or more past due and certain loans that are less than 90 days past due, but that we will not be able to collect the full amount of, to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, or sooner if the facts and circumstances indicate that we will not be able to collect the full amount of the loan, at which time the accrual of interest ceases and accrued interest is reversed and deducted from income. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

(dollars in thousands)	June 30, 2011	December 31, 2010	$ change	% change

Nonperforming Loans:
Nonaccruing Loans*
Commercial:
Commercial construction and land development	$4,744	$5,205	$(461)	-8.9%
Commercial mortgage	1,852	3,810	(1,958)	-51.4%
Commercial and industrial	792	377	415	110.1%

Total commercial	7,388	9,392	(2,004)	-21.3%

Non-commercial:
Non-commercial construction and land development	280	553	(273)	-49.4%
Residential mortgage	3,266	3,194	72	2.3%
Revolving mortgage	103	191	(88)	-46.1%
Consumer	33	94	(61)	-64.9%

Total non-commercial	3,682	4,032	(350)	-8.7%

Total nonaccruing loans*	11,070	13,424	(2,354)	-17.5%

Loans Past Due 90 Or More Days And Still Accruing
Total loans past due 90 or more days and still accruing	—	—	—	0.0%

Total nonperforming loans	11,070	13,424	(2,354)	-17.5%

Foreclosed real estate	9,518	10,650	(1,132)	-10.6%

Total nonperforming assets	$20,588	$24,074	(3,486)	-14.5%

Allowance for loan losses	$12,353	$12,676
Total loans	$467,599	$500,003

Asset Quality Ratios:
Allowance as a percentage of total loans	2.64%	2.54%
Allowance as a percentage of nonperforming loans	111.59%	94.43%
Total nonperforming loans to total loans	2.37%	2.68%
Total nonperforming loans to total assets	1.47%	1.79%
Total nonperforming assets to total assets	2.73%	3.21%

*	Nonaccruing loans include nonaccruing troubled debt restructurings.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. We do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. At June 30, 2011, we had $17.4 million of these modified loans, which are also referred to as troubled debt restructurings, compared to $20.1 million at December 31, 2010. The decreases in troubled debt restructurings during the periods were primarily the result of fewer new restructured loans during the periods, loans paid, loans for which the collateral was transferred to foreclosed properties, loans charged off, and loans meeting the criteria to no longer be disclosed. All troubled debt restructurings were restructured in order help the borrowers remain current on their debt obligation. At June 30, 2011, $6.0 million of the total $17.4 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing.

Interest income that would have been recorded had non-accruing loans been current according to their original terms amounted to $175,000 and $381,000 for the three- and six-month periods ended June 30, 2011, respectively, compared to $302,000 and $611,000 for the comparable periods of 2010. Interest income of $ 191,000 and $ 378,000 related to non-performing loans was recognized in interest income for the three- and six-month periods ended June 30, respectively, compared to $273,000 and $652,000 for the same periods of 2010.

At June 30, 2011, our nonaccruing loans included the following:

•	Commercial Construction and Land Development Loans

•

Three loans to one borrower to develop of 77 single-family lots in western North Carolina. At December 31, 2010, the three loans were considered impaired and nonaccruing with an aggregate remaining balance of $2.1 million after write-downs in 2010 of $4.3 million that were based on then current appraisals in conjunction with direct knowledge of distressed market conditions. At June 30, 2011, the three loans with a specific reserves of $409,000 were in the process of foreclosure.

•

Two loans to one borrower to develop real estate for mixed commercial and residential use in western North Carolina. The loans were considered impaired and nonaccruing with an aggregate balance of $1.8 million as of June 30, 2011 after write-downs in 2010 of $1.5 million based on a September 2010 appraised value of $2.3 million. At June 30, 2011, the two loans were in the process of foreclosure.

•

A 19% participation interest with three other banks in one loan to develop 106 single-family lots in central South Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $938,000 million as of June 30, 2011 after write-downs in 2010 of $405,000 based on a June 2010 appraisal. At June 30, 2011, the loan was in the process of foreclosure, which was delayed due to the FDIC-assisted sale of the lead bank.

•	Commercial Mortgage Loans

•

One loan on a commercial condominium in central South Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $1.1 million as of June 30, 2011 after write-downs of $541,000 in the second quarter of 2011. The loan was in the process of foreclosure.

•	Residential Mortgage Loans

•	Sixteen loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $3.3 million as of June 30, 2011.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions, and values, and there is a high possibility of loss. Assets classified “loss” are considered uncollectible and of such little value that continued recognition as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

(dollars in thousands)	June 30, 2011	December 31, 2010	$ change	% change

Adversely Classified Loans:
Substandard	$25,203	$31,854	$(6,651)	-20.9%
Loss	571	265	306	115.5%

Total adversely classified loans	$25,774	$32,119	(6,345)	-19.8%

At June 30, 2011, substandard loans totaling $25.2 million included $11.1 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $14.1 million in performing substandard loans included the following:

•	Commercial Construction and Land Development Loans

•

One loan for the construction of a mixed-use residential condominium, commercial office, and retail project located in western North Carolina. As of June 30, 2011, the loan had a balance of $8.6 million, with an additional $2.3 million debtor in possession loan to a third party associated with the Chapter 11 bankruptcy plan and both loans were performing in accordance with their terms. The principal repayments of both loans are largely dependent upon the cash flows generated from successful sales of the residential and commercial condominiums and leasing of the commercial retail spaces.

•	Non Commercial Construction and Land Development Loans

•

One loan for the construction of a single family residence built on speculation. As of June 30, 2011, the loan had a balance of $2.0 million and was performing, but was considered impaired with a specific loan loss reserve of $597,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated fixed rate one-to-four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset-Liability Management Committee, which includes our Board Chair, who is an independent director, and members of management, to communicate, coordinate and control all aspects involving asset-liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Interest Rate Risk Analysis. Our profitability depends to a large extent on our net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, our interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond our control. Our interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than our interest- bearing liabilities, which are primarily term deposits. Accordingly, our earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates.

We implement an interest rate risk simulation model to determine our possible adverse exposure to net interest income and economic value of equity due to changes in interest rates, repricing risk, yield curve risk and basis risk. Our internal simulation model evaluates our projected future net interest income and economic value of equity under various interest rate scenarios and applies certain contractual and behavioral assumptions to calculate results in an increasing rate scenario, in a decreasing rate scenario and in a constant rate scenario. The major assumptions applied to our internal simulation model include, but are not limited to, the present value discounting method, calculated and reported rate shock and rate ramp scenarios, key rates, curves and spreads, internal rate restrictions (such as rate floors and caps and teaser rates), prepay and decay tables and interest rate exposure limits.

Based on the results of internal simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from our difficulty in reducing our costs of funds further in the current competitive pricing environment, our earnings may be adversely affected if interest rates were to further decline. Such a decline could result from, among other things, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the national economy. Although the current rate environment remains stable, we continue to carefully monitor, through our Asset/Liability Committee management process, the competitive landscape related to interest rates as well as various economic indicators in order to best position ourselves with respect to changing interest rates.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity and on our projected net interest income over the next twelve months.

	As of June 30, 2011			Over the Next Twelve Months Ending June 30, 2012
	Present Value of Equity			Projected Net Interest Income
(dollars in thousands)	Market Value	$ change	% change	Net Interest Income	$ change	% change

Change in Rates (in basis points “bp”):
300 bp	$67,412	$(19,993)	-22.87%	$20,785	$(1,696)	-7.54%
200	74,124	(13,281)	-15.19%	21,113	(1,368)	-6.09%
100	82,177	(5,228)	-5.98%	21,863	(618)	-2.75%
0	87,405	—	0.00%	22,481	—	0.00%
(100)	79,584	(7,821)	-8.95%	21,463	(1,018)	-4.53%

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short- term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on securities and interest-earning deposits we place with other banks; and (iv) the objectives of our asset-liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $25.8 million, including $16.6 million in interest-bearing deposits in other banks. Securities totaling $220.3 million classified as available-for-sale provide an additional source of liquidity. In addition, at June 30, 2011, we had the ability to borrow a total of approximately $61.2 million from the Federal Home Loan Bank of Atlanta. At June 30, 2011, we had $60.0 million in Federal Home Loan Bank advances outstanding and $1.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At June 30, 2011, we had $104.5 million in commitments to extend credit outstanding. Certificates of deposit due within one year of June 30, 2011 totaled $148.5 million, or 53.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of June 30, 2011. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

At June 30, 2011
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,298	355	1,065	878	—

Total	$62,298	$355	$1,065	$878	$60,000

At December 31, 2010
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,474	355	1,065	1,054	—

Total	$62,474	$355	$1,065	$1,054	$60,000

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Following completion of the conversion and offering, we will manage our capital for maximum shareholder benefit. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Federal Deposit Insurance Corporation regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Tier I leverage capital	$65,753	8.75%	$30,059	4.00%	$37,573	5.00%
Tier I risk-based capital	65,753	14.41%	18,250	4.00%	27,375	6.00%
Total risk-based capital	71,554	15.68%	36,500	8.00%	45,625	10.00%
NC Savings Bank capital	78,112	10.34%	37,761	5.00%	n/a	n/a

December 31, 2010
Tier I leverage capital	63,377	8.36%	30,309	4.00%	37,886	5.00%
Tier I risk-based capital	63,377	13.04%	19,434	4.00%	29,151	6.00%
Total risk-based capital	69,542	14.31%	38,868	8.00%	48,585	10.00%
NC Savings Bank capital	76,053	10.14%	37,503	5.00%	n/a	n/a

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit.

For the six months ended June 30, 2011 and the year ended December 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 4. Controls and Procedures

Asheville Savings Bank’s management has carried out an evaluation, under the supervision and with the participation of Asheville Savings Bank’s principal executive officer and principal financial officer, of the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, Asheville Savings Bank’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, Asheville Savings Bank’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by Asheville Savings Bank in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to Asheville Savings Bank’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, there has been no change in Asheville Savings Bank’s internal control over financial reporting that occurred during Asheville Savings Bank’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Asheville Savings Bank’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 12, 2011. Except as set forth below, as of June 30, 2011, the risk factors of ASB Bancorp have not changed materially from those disclosed in the prospectus.

The Standard & Poor’s downgrade in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to the Company and the Bank and general economic conditions that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. In addition, these downgrades could materially affect global and domestic financial markets and economic conditions, which may affect the Company’s and the Bank’s business, financial condition and liquidity and result in future changes in capital requirements or a rebalancing of investment portfolios in response to management’s assessment of the related risk weightings. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. As a result, the changes to the credit ratings could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item  4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)

3.2	Bylaws of ASB Bancorp, Inc. (2)

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0 *	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*	To be furnished by amendment.
(1)	Incorporated herein by reference to Exhibit 3.1 of ASB Bancorp’s pre-effective Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to Exhibit 3.2 of ASB Bancorp’s pre-effective Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(3)	Incorporated herein by reference to Exhibit 4.1 to ASB Bancorp’s pre-effective Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

September 23, 2011	By:	/s/ Suzanne S. DeFerie
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

September 23, 2011	By:	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)