Form 10-Q/A
period 2011-06-30
ASB Bancorp Inc
filed 2011-10-14
CIK 1520300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 16, 2011, there were no shares of the Registrant’s common stock outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, initially filed with the Securities and Exchange Commission on September 23, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II. OTHER INFORMATION

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. *

3.2	Bylaws of ASB Bancorp, Inc. *

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32.0	Section 1350 Certifications *

101.0

     The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Previously filed.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

October 14, 2011	By:	/s/ Suzanne S. DeFerie
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

October 14, 2011	By:	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

3