Form 10-Q
period 2011-09-30
ASB Bancorp Inc
filed 2011-11-10
CIK 1520300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 5,584,551 shares of Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2011.

EXPLANATORY NOTE

ASB Bancorp, Inc. (the “Company”) was incorporated on May 12, 2011 by Asheville Savings Bank, S.S.B., Asheville, North Carolina (the “Bank”), to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization. The conversion was completed on October 11, 2011 and the Company acquired all of the Bank’s outstanding capital stock on that date. As of September 30, 2011, the Company was not an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	September 30, 2011	December 31, 2010*
Assets
Cash and due from banks	$9,077	$7,836
Interest-earning deposits with banks	66,325	16,398

Total cash and cash equivalents	75,402	24,234

Securities available for sale (amortized cost of $225,823 at September 30, 2011 and $176,193 at December 31, 2010)	229,913	175,445
Securities held to maturity (estimated fair value of $5,835 at September 30, 2011 and $6,198 at December 31, 2010)	5,372	5,948
Investment in Federal Home Loan Bank stock, at cost	3,896	3,970
Loans held for sale	4,148	8,386
Loans receivable (net of deferred loan fees of $432 at September 30, 2011 and $409 at December 31, 2010)	450,263	500,003
Allowance for loan losses	(10,873)	(12,676)

Loans receivable, net	439,390	487,327

Premises and equipment, net	14,312	14,844
Foreclosed real estate (net of loss reserves of $1,712 at September 30, 2011 and $1,299 at December 31, 2010)	10,697	10,650
Deferred income tax assets, net	3,645	6,641
Other assets	11,973	12,520

Total assets	$798,748	$749,965

Liabilities and Equity
Liabilities
Noninterest-bearing deposits	$52,809	$44,996
Interest-bearing deposits	562,746	574,761

Total deposits	615,555	619,757
Escrowed stock order funds	49,063	—
Overnight and short-term borrowings	319	1,008
Federal Home Loan Bank advances	60,000	60,000
Accounts payable and other liabilities	6,130	6,319

Total liabilities	731,067	687,084

Commitments and contingencies (Note 9)
Equity
Retained income	68,419	66,521
Accumulated other comprehensive loss, net of tax	(738)	(3,640)

Total equity	67,681	62,881

Total liabilities and equity	$798,748	$749,965

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$5,705	$6,961	$17,992	$22,055
Securities	1,361	1,152	3,918	3,114
Other earning assets	24	23	64	54

Total interest and dividend income	7,090	8,136	21,974	25,223

Interest expense
Deposits	1,511	2,266	4,818	7,052
Overnight and short-term borrowings	—	1	4	3
Federal Home Loan Bank advances	609	609	1,807	1,807

Total interest expense	2,120	2,876	6,629	8,862

Net interest income	4,970	5,260	15,345	16,361
Provision for loan losses	730	13,838	1,811	18,309

Net interest income (loss) after provision for loan losses	4,240	(8,578)	13,534	(1,948)

Noninterest income
Mortgage banking income	190	354	718	889
Deposit and other service charge income	838	900	2,559	2,824
Income from debit card services	312	307	925	872
Gain on sale of investment securities	417	18	640	798
Other noninterest income	247	136	770	474

Total noninterest income	2,004	1,715	5,612	5,857

Noninterest expenses
Salaries and employee benefits	2,606	2,418	7,662	7,255
Occupancy expense, net	765	765	2,293	2,312
Foreclosed property expenses	334	1,125	968	1,285
Data processing fees	405	395	1,224	1,121
Federal deposit insurance premiums	79	227	589	769
Advertising	145	224	543	649
Professional and outside services	197	226	610	581
Other noninterest expenses	791	840	2,295	2,482

Total noninterest expenses	5,322	6,220	16,184	16,454

Income (loss) before income tax provision	922	(13,083)	2,962	(12,545)
Income tax provision (benefit)	351	(5,080)	1,064	(4,886)

Net income (loss)	$571	$(8,003)	$1,898	$(7,659)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Comprehensive Income
Net income (loss)	$571	$(8,003)	$1,898	$(7,659)

Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	(417)	(18)	(640)	(798)
Deferred income tax benefit	167	7	256	319
Gains arising during the period	5,540	1,670	5,478	2,473
Deferred income tax expense	(2,217)	(668)	(2,192)	(989)

Unrealized holding gains adjustment, net of tax	3,073	991	2,902	1,005

Total other comprehensive income	3,073	991	2,902	1,005

Comprehensive income (loss)	$3,644	$(7,012)	$4,800	$(6,654)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Unaudited)

(in thousands)	Retained income	Accumulated other comprehensive income (loss)	Total equity
Balances, December 31, 2010	$66,521	$(3,640)	$62,881
Net income	1,898	—	1,898
Other comprehensive income	—	2,902	2,902

Balances, September 30, 2011	$68,419	$(738)	$67,681

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Operating Activities
Net income (loss)	$1,898	$(7,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,811	18,309
Provision for loss on foreclosed properties	899	1,210
Depreciation	928	924
Loss (gain) on sale of foreclosed real estate	(8)	11
Deferred income tax expense (benefit)	1,060	(3,809)
Net accretion of discounts on securities	1,053	447
Gain on sale of securities	(640)	(798)
Net amortization of premiums and deferred fees on loans	(109)	(126)
Mortgage loans originated for sale	(41,265)	(65,441)
Proceeds from sale of mortgage loans	46,221	60,888
Gain on sale of mortgage loans	(718)	(889)
Decrease (increase) in income tax receivable	599	(2,512)
Decrease (increase) in interest receivable	43	(62)
Decrease in interest payable	(6)	(32)
Net change in other assets and liabilities	(278)	2,144

Net cash provided by operating activities	11,488	2,605

Investing Activities
Securities available for sale:
Purchases	(118,342)	(141,066)
Proceeds from sales	19,786	16,858
Proceeds from maturities and/or calls	26,928	37,555
Principal repayments on mortgage-backed and asset-backed securities	22,161	14,146
Redemption of FHLB stock	74	23
Net decrease in loans receivable	43,605	47,938
Foreclosed real estate:
Capital expenses	(40)	(75)
Net proceeds from sales	1,732	2,571
Purchases of premises and equipment	(396)	(603)

Net cash used in investing activities	(4,492)	(22,653)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Financing Activities
Net increase (decrease) in deposits	$(4,202)	$27,677
Net increase in escrowed stock order funds	49,063	—
Net repayments of repurchase agreements	(689)	(621)

Net cash provided by financing activities	44,172	27,056

Increase in cash and cash equivalents	51,168	7,008
Cash and Cash Equivalents:
Beginning of period	24,234	23,176

End of period	$75,402	$30,184

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest on deposits, advances and other borrowings	$6,635	$8,894
Income taxes	(484)	1,434
Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	2,630	10,547
Loans to finance the purchase of foreclosed properties	—	138
Change in unrealized gain on securities available for sale	4,838	1,675
Change in deferred income taxes resulting from other comprehensive income	(1,936)	(670)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Prospectus of ASB Bancorp, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, on August 22, 2011. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future period.

Organization – The Company was incorporated on May 12, 2011 by the Bank, to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization. The conversion was completed on October 11, 2011 and the Company acquired all of the Bank’s outstanding capital stock on that date. As of September 30, 2011, the Company was not an operating company and, therefore, the information presented in this report is on a consolidated basis for the Bank, which has one subsidiary as described below. The Bank is headquartered in Asheville, North Carolina and provides mortgage, consumer and commercial banking services primarily in Buncombe, Henderson, McDowell, Transylvania, and Madison counties in North Carolina. The Bank is regulated by the Office in the North Carolina Commissioner of Banks (“NCCoB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “Fed”) and the NCCoB.

Principles of Consolidation – The consolidated financial statements include the accounts of Appalachian Financial Services, Inc., a wholly owned subsidiary of the Bank. Appalachian Financial Services, Inc.’s principal business activity consists of investment activities. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The subsidiary is inactive.

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

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held to maturity and available for sale debt securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other issues, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (iv) whether it is more likely than not that the Bank will be required to sell the investment prior to a recovery.

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

Commercial mortgage and commercial and industrial loans are primarily dependent on the ability of the Bank’s commercial loan customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower’s actual business results significantly underperform the original projections, the ability of that borrower to service the Bank’s loan on a basis consistent with the contractual terms may be at risk. While these loans and leases are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

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

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial loans, as well as non-commercial loans that are classified as substandard and secured by real estate, are evaluated for impairment on a loan-by-loan basis and are considered impaired when it is probable, based on current information, that the borrower will be unable to pay contractual interest or principal as required by the loan agreement. Loans that experience insignificant payment delays and payment shortfalls are not necessarily considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history, and the amount of the shortfall relative to the principal and interest owed. Loans that are deemed to be troubled debt restructurings are also included as impaired loans. Impaired loans are measured at their estimated fair value based on either the value of the loan’s expected future cash flows discounted at the loan’s effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent. For loans considered impaired, an individual allowance for loan losses is recorded when the loan principal balance exceeds the estimated fair value.

For loans not considered impaired, management determines the allowance for loan losses based on estimated loss percentages that are determined by and applied to the various classes of loans that comprise the segments of the Bank’s loan portfolio. The estimated loss percentages by loan class are based on a number of factors that include by class (i) average historical losses over the past three years, (ii) levels and trends in delinquencies, impairments, and net charge-offs, (iii) trends in the volume and direction of loan balances within that class, terms, and concentrations, (iv) trends in interest rates, (v) effects of changes in the Bank’s risk tolerance, underwriting standards, lending policies, procedures, and practices, and (vi) national and local business and economic conditions.

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

Loans Past Due 90 Days or More, Nonaccruing, Impaired, or Restructured – The Bank’s policies related to when loans are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Bank suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected, or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. While a loan is on nonaccruing status, the Bank recognizes interest income only to the extent cash payments are received in excess of collection of the principal outstanding on the loan. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A troubled debt restructuring (“TDR”) occurs when a borrower is experiencing financial difficulty and the Bank grants a concession to provide the borrower relief from one or more of the contractual loan conditions. Concessions that the Bank might consider include the allowance of interest-only payments on a temporary basis, the reduction of interest rates, the extension of the loan term, the forgiveness of principal, or a combination of these. The Bank rarely reduces interest rates below market rates or forgives principal as concessions. The Bank might require additional collateral or additional guarantors as conditions to modifying loans as TDRs.

The Bank might consider modifying both accruing or nonaccruing loans as TDRs. When a modification includes a reduction of principal that resulted from a partial charge off of the loan, the Bank typically accounts for the TDR as a nonaccruing loan.

The Bank classifies its TDR loans as impaired loans and evaluates the need for an allowance for loan loss on a loan-by-loan basis consistent with its evaluation of impaired loans that have not been modified as TDRs. An allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan is deemed to be collateral dependent.

The Bank’s policy for recognition of interest income on loans considered to be impaired, including restructured loans, is the same as its interest income recognition policy for loans not considered to be impaired.

Loan Charge-offs – The Bank charges off loan balances, in whole or in part, when available, verifiable, and documentable information confirms that specific loans, or portions of specific loans, are uncollectible or unrecoverable. For unsecured loans, losses are confirmed when it can be determined that the borrower, or any guarantor, is unwilling or unable to pay the amounts as agreed. When the borrower, or any guarantors, are unwilling or unable to pay the amounts as agreed on a loan secured by collateral and any recovery is dependent upon the sale of the collateral, the loan is deemed to be collateral dependent. Repayments or recoveries for collateral dependent loans are directly affected by the value of the collateral at liquidation. As such, loan repayment can be affected by factors that influence the amount recoverable, the timing of the recovery, or a combination of the two. Such factors include economic conditions that affect the markets in which the loan or its collateral is sold, bankruptcy, repossession and foreclosure laws, and consumer banking regulations. Losses are also confirmed when the loan, or a portion of the loan, is classified as loss resulting from loan reviews conducted by the Bank.

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

Comprehensive Income – Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Comprehensive Income (Loss). The accumulated balance of other comprehensive income is included in the equity section of the Consolidated Balance Sheets. The Bank’s components of accumulated other comprehensive income include unrealized gains and/or losses on investment securities classified as available for sale and certain changes in the Bank’s benefit obligations under its retirement plans. The Bank adjusts the level of accumulated comprehensive income related to its retirement plans on an annual basis, consistent with the receipt of its annual actuarial studies.

The components of the Bank’s accumulated other comprehensive loss, net of income taxes, are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Unrealized gain (loss) on securities	$2,454	$(448)
Benefit plan liability	(3,192)	(3,192)

Accumulated other comprehensive loss, net of tax	$(738)	$(3,640)

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes – The establishment of provisions for federal and state income taxes is a complex area of accounting, which involves the use of significant judgments and estimates in applying relevant tax statutes. The Bank is subject to audit by federal and state tax authorities, the results of which may produce tax liabilities that differ from the Bank’s tax estimates and provisions. The Bank continually evaluates its exposure to possible tax assessments arising from audits and it records its estimate of possible exposure based on current facts and circumstances.

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

A significant portion of the recorded deferred tax assets relate to a loan loss allowance on which the realization of income tax benefits is dependent on the Bank’s ability to generate future taxable income. Because of this dependency, the Bank’s management considered the need for a valuation allowance, but determined there was sufficient positive evidence to support their conclusion not to record a valuation allowance. The positive evidence that led the Bank’s management to conclude that the income tax benefits of the Bank’s deferred tax assets would be realized included (1) the Bank has a sustained history of generating taxable income and realizing the income tax benefits of its deferred tax assets and income tax credits, (2) the Bank’s management believes that, based on certain and consistent improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were to a large extent limited to 2010, and provisioning is expected to decline in 2011 and 2012 from the 2010 level, (3) the Bank’s management is projecting pretax income in 2011 and 2012, (4) the Bank’s management is aware of one or more strategies that, if implemented, could generate future taxable income, and (5) the net operating loss carry forward does not expire in the near term. The Bank’s Federal and North Carolina loss carry forward periods are 20 years and 15 years, respectively.

The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years ended December 31, 2006 through 2010 are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the September 30, 2011 presentation. The reclassifications had no effect on net income or equity as previously reported.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards – In July, 2010 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance methodology will also require disclosure. The end-of-period disclosures were effective for the Bank on December 31, 2010 with the exception of disclosures related to troubled debt restructurings which become effective for interim and annual periods ending after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but had no impact on financial condition, results of operations or liquidity.

In April 2011, FASB issued A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (ASU 2011-02), which clarifies when creditors should classify loan modifications as troubled debt restructurings. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and is applied retrospectively to restructurings at the beginning of the year of adoption. The guidance on measuring the impairment of a receivable restructured in a troubled restructuring is effective on a prospective basis. The Bank adopted ASU 2011-02 in the third quarter of 2011, but the adoption of this guidance did not have a material impact on the Bank’s consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the new guidance will not have a significant impact on the Bank’s financial statements.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. STOCK CONVERSION AND CHANGE IN CORPORATE FORM

The Company completed its initial public stock offering in connection with the Bank’s conversion from the mutual to the stock form of organization on October 11, 2011. The Company sold a total of 5,584,551 shares of its common stock at an offering price of $10.00 per share. This included 446,764 shares purchased by the Asheville Savings Bank Employee Stock Ownership Plan (the “ESOP”) funded by a loan from the Company in the amount of $4.5 million. Trading of the Company’s common stock commenced on the Nasdaq Global Market on October 12, 2011 under the symbol “ASBB.” The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. Including the additional $4.5 million in ESOP share purchases, gross proceeds were $55.8 million. After payment of conversion expenses of approximately $1.9 million, the net proceeds of $53.9 million received in the offering, as reduced for the unearned ESOP shares of $4.5 million, will be reflected in the stockholders’ equity accounts of the Company in its December 31, 2011 consolidated balance sheet. On October 11, 2011, the Company purchased all of the Bank’s common stock for $28 million.

On October 11, 2011, liquidation accounts were established by the Company and the Bank for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) of the Bank as defined in the Amended and Restated Plan of Conversion (the “Plan of Conversion”). Each eligible depositor will have a pro rata interest in the liquidation accounts for each of his or her deposit accounts based upon the proportion that the balance of each such account bears to the balance of all deposit accounts of the Bank as of the dates defined in the Plan of Conversion. The liquidation accounts will be maintained for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the unlikely event of a complete liquidation of the Bank or the Company or both, and only in such event, eligible depositors who continue to maintain accounts will be entitled to receive a distribution from the liquidation accounts before any liquidation may be made with respect to common stock. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by the Company’s or the Bank’s regulators.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$47,722	$850	$(15)	$48,557
After 5 year but within 10 years	12,934	324	—	13,258
Asset-backed securities issued by the Small Business Administration (SBA)	23,670	477	(29)	24,118
Residential mortgage-backed securities issued by GSE’s	133,485	2,244	(86)	135,643
State and local government securities due -
After 5 year but within 10 years	1,114	77	—	1,191
After 10 years	6,218	243	(22)	6,439
Mutual funds	680	27	—	707

Total	$225,823	$4,242	$(152)	$229,913

December 31, 2010
U.S. GSE and agency securities due -
After 1 year but within 5 years	$32,072	$215	$(244)	$32,043
After 5 year but within 10 years	18,182	44	(227)	17,999
Asset-backed securities issued by the SBA	15,952	101	(14)	16,039
Residential mortgage-backed securities issued by GSE’s	105,944	644	(1,178)	105,410
State and local government securities due -
After 10 years	3,379	—	(92)	3,287
Mutual funds	664	3	—	667

Total	$176,193	$1,007	$(1,755)	$175,445

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2011
U.S. GSE and agency securities due -
After 5 year but within 10 years	$1,081	$113	$—	$1,194
Residential mortgage-backed securities issued by GSE’s	1,879	130	—	2,009
State and local government securities due -
After 10 years	2,412	220	—	2,632

Total	$5,372	$463	$—	$5,835

December 31, 2010
U.S. GSE and agency securities due -
After 5 year but within 10 years	$1,090	$79	$—	$1,169
Residential mortgage-backed securities issued by GSE’s	2,449	149	—	2,598
State and local government securities due -
After 10 years	2,409	36	(14)	2,431

Total	$5,948	$264	$(14)	$6,198

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010. The total number of securities with unrealized losses at September 30, 2011 and December 31, 2010 were 19 and 63, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Bank will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Bank will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	September 30, 2011 (unaudited)
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available for Sale
US GSE and agency	$5,984	$(15)	$—	$—	$5,984	$(15)
Residential mortgage-backed GSE	19,212	(115)	—	—	19,212	(115)
State and local government	1,693	(22)	—	—	1,693	(22)

Temporarily impaired securities available for sale	26,889	(152)	—	—	26,889	(152)

Total temporarily impaired securities	$26,889	$(152)	$—	$—	$26,889	$(152)

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available for Sale
US GSE and agency	$28,901	$(471)	$—	$—	$28,901	$(471)
Asset-backed SBA	1,857	(14)	—	—	1,857	(14)
Residential mortgage-backed GSE	60,009	(1,178)	—	—	60,009	(1,178)
State and local government	3,287	(92)	—	—	3,287	(92)

Temporarily impaired securities available for sale	94,054	(1,755)	—	—	94,054	(1,755)

Securities Held to Maturity
State and local government	1,453	(14)	—	—	1,453	(14)

Temporarily impaired securities held to maturity	1,453	(14)	—	—	1,453	(14)

Total temporarily impaired securities	$95,507	$(1,769)	$—	$—	$95,507	$(1,769)

Investment securities pledged as collateral follow:

(in thousands)	September 30, 2011	December 31, 2010
Pledged to Federal funds purchased lines of credit	$12,999	$1,972
Pledged to Treasury Tax and Loan deposit accounts	—	1,054
Pledged to repurchase agreements for commercial customers	319	1,553

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Gross proceeds from sales of securities	$19,786	$14,858	$19,786	$16,858
Gross realized gains from sales of securities	417	18	640	798

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE

The Bank’s loans receivable by segment and class follow:

(in thousands)	September 30, 2011	December 31, 2010
Commercial:
Commercial construction and land development	$23,331	$28,473
Commercial mortgage	143,165	164,553
Commercial and industrial	16,102	17,656

Total commercial	182,598	210,682

Non-commercial:
Non-commercial construction and land development	7,695	8,670
Residential mortgage	180,022	180,439
Revolving mortgage	51,757	53,432
Consumer	28,600	47,212

Total non-commercial	268,074	289,753

Total loans receivable	450,672	500,435
Less: Deferred loan fees	(409)	(432)

Total loans receivable net of deferred loan fees	450,263	500,003
Less: Allowance for loan losses	(10,873)	(12,676)

Loans receivable, net	$439,390	$487,327

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The Bank’s loans receivable by segment, class, and grade follow:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss*	Total Loans
September 30, 2011
Commercial:
Commercial construction and land development	$7,037	$950	$15,344	$—	$—	$23,331
Commercial mortgage	118,037	23,323	1,612	193	—	143,165
Commercial and industrial	12,939	2,174	989	—	—	16,102

Total commercial	138,013	26,447	17,945	193	—	182,598

Non-commercial:
Non-commercial construction and land development	5,402	—	2,293	—	—	7,695
Residential mortgage	166,126	9,366	4,527	3	—	180,022
Revolving mortgage	48,776	2,148	833	—	—	51,757
Consumer	27,083	1,445	72	—	—	28,600

Total non-commercial	247,387	12,959	7,725	3	—	268,074

Total loans receivable	$385,400	$39,406	$25,670	$196	$—	$450,672

December 31, 2010
Commercial:
Commercial construction and land development	$12,532	$1,578	$14,269	$—	$94	$28,473
Commercial mortgage	141,269	17,128	6,043	—	113	164,553
Commercial and industrial	15,542	716	1,398	—	—	17,656

Total commercial	169,343	19,422	21,710	—	207	210,682

Non-commercial:
Non-commercial construction and land development	6,367	—	2,281	—	22	8,670
Residential mortgage	166,007	7,625	6,771	—	36	180,439
Revolving mortgage	50,976	1,712	744	—	—	53,432
Consumer	45,133	1,731	348	—	—	47,212

Total non-commercial	268,483	11,068	10,144	—	58	289,753

Total loans receivable	$437,826	$30,490	$31,854	$—	$265	$500,435

*	Items included in the “Loss” column are fully reserved.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The Bank’s loans receivable by segment, class, and delinquency status follow:

	Past Due
(in thousands)	30-89 Days	90 Days or More	Total	Current	Total Loans
September 30, 2011
Commercial:
Commercial construction and land development	$4,256	$2,627	$6,883	$16,448	$23,331
Commercial mortgage	583	1,062	1,645	141,520	143,165
Commercial and industrial	581	455	1,036	15,066	16,102

Total commercial	5,420	4,144	9,564	173,034	182,598

Non-commercial:
Non-commercial construction and land development	—	543	543	7,152	7,695
Residential mortgage	1,388	2,705	4,093	175,929	180,022
Revolving mortgage	566	359	925	50,832	51,757
Consumer	913	28	941	27,659	28,600

Total non-commercial	2,867	3,635	6,502	261,572	268,074

Total loans receivable	$8,287	$7,779	$16,066	$434,606	$450,672

December 31, 2010
Commercial:
Commercial construction and land development	$462	$3,451	$3,913	$24,560	$28,473
Commercial mortgage	2,298	3,363	5,661	158,892	164,553
Commercial and industrial	288	290	578	17,078	17,656

Total commercial	3,048	7,104	10,152	200,530	210,682

Non-commercial:
Non-commercial construction and land development	282	553	835	7,835	8,670
Residential mortgage	4,996	2,878	7,874	172,565	180,439
Revolving mortgage	576	191	767	52,665	53,432
Consumer	1,387	94	1,481	45,731	47,212

Total non-commercial	7,241	3,716	10,957	278,796	289,753

Total loans receivable	$10,289	$10,820	$21,109	$479,326	$500,435

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The Bank’s recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	September 30, 2011		December 31, 2010
(in thousands)	Nonaccruing	Past Due 90 Days or More and Still Accruing	Nonaccruing	Past Due 90 Days or More and Still Accruing
Commercial:
Commercial construction and land development	$6,351	$—	$5,205	$—
Commercial mortgage	1,062	—	3,810	—
Commercial and industrial	457	—	377	—

Total commercial	7,870	—	9,392	—

Non-commercial:
Non-commercial construction and land development	543	—	553	—
Residential mortgage	2,732	—	3,194	—
Revolving mortgage	392	—	191	—
Consumer	28	—	94	—

Total non-commercial	3,695	—	4,032	—

Total loans receivable	$11,565	$—	$13,424	$—

Loans made to the Bank’s directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

(in thousands)	September 30, 2011	December 31, 2010
At beginning of period	$3,278	$4,004
New loans	5,727	278
Repayments of loans	(3,325)	(1,004)

At end of period	$5,680	$3,278

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $11.8 million and $11.4 million at September 30, 2011 and December 31, 2010, respectively.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

(in thousands)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Balance at beginning of period	$10,097	$8,994
Provision for loan losses	13,838	18,309
Charge-offs	(7,087)	(10,525)
Recoveries	35	105

Balance at end of period	$16,883	$16,883

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total
Balance at beginning of period	$7,608	$4,745	$12,353	$7,658	$5,018	$12,676
Provision for loan losses	412	318	730	1,047	764	1,811
Charge-offs	(1,809)	(424)	(2,233)	(2,578)	(1,240)	(3,818)
Recoveries	—	23	23	84	120	204

Balance at end of period	$6,211	$4,662	$10,873	$6,211	$4,662	$10,873

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s ending balances of loans and the related allowance, by segment and class, follows:

	Allowance for Loan Losses			Total Loans Receivable
(in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total
September 30, 2011
Commercial:
Commercial construction and land development	$144	$659	$803	$17,568	$5,763	$23,331
Commercial mortgage	262	4,432	4,694	1,619	141,546	143,165
Commercial and industrial	183	531	714	959	15,143	16,102

Total commercial	589	5,622	6,211	20,146	162,452	182,598

Non-commercial:
Non-commercial construction and land development	576	148	724	2,525	5,170	7,695
Residential mortgage	329	1,835	2,164	5,213	174,809	180,022
Revolving mortgage	—	1,107	1,107	300	51,457	51,757
Consumer	—	667	667	—	28,600	28,600

Total non-commercial	905	3,757	4,662	8,038	260,036	268,074

Total loans receivable	$1,494	$9,379	$10,873	$28,184	$422,488	$450,672

December 31, 2010
Commercial:
Commercial construction and land development	$242	$990	$1,232	$16,765	$11,708	$28,473
Commercial mortgage	717	4,769	5,486	6,235	158,318	164,553
Commercial and industrial	366	416	782	1,351	16,305	17,656

Total commercial	1,325	6,175	7,500	24,351	186,331	210,682

Non-commercial:
Non-commercial construction and land development	553	196	749	2,601	6,069	8,670
Residential mortgage	449	1,758	2,207	7,290	173,149	180,439
Revolving mortgage	—	1,021	1,021	—	53,432	53,432
Consumer	—	1,041	1,041	—	47,212	47,212

Total non-commercial	1,002	4,016	5,018	9,891	279,862	289,753

Unallocated			158

Total loans receivable	$2,327	$10,191	$12,676	$34,242	$466,193	$500,435

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s impaired loans and the related allowance, by segment and class, follows:

		Recorded Investment
(in thousands)	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
September 30, 2011
Commercial:
Commercial construction and land development	$19,187	$367	$17,201	$17,568	$144
Commercial mortgage	2,124	1,619	—	1,619	262
Commercial and industrial	1,511	500	459	959	183

Total commercial	22,822	2,486	17,660	20,146	589

Non-commercial:
Non-commercial construction and land development	2,660	1,972	553	2,525	576
Residential mortgage	5,622	2,839	2,374	5,213	329
Revolving mortgage	300	—	300	300	—

Total non-commercial	8,582	4,811	3,227	8,038	905

Total impaired loans	$31,404	$7,297	$20,887	$28,184	$1,494

December 31, 2010
Commercial:
Commercial construction and land development	$19,115	$3,992	$12,773	$16,765	$242
Commercial mortgage	7,758	3,448	2,787	6,235	717
Commercial and industrial	1,709	1,000	351	1,351	366

Total commercial	28,582	8,440	15,911	24,351	1,325

Non-commercial:
Non-commercial construction and land development	2,696	2,601	—	2,601	553
Residential mortgage	7,673	3,807	3,483	7,290	449

Total non-commercial	10,369	6,408	3,483	9,891	1,002

Total impaired loans	$38,951	$14,848	$19,394	$34,242	$2,327

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011		Twelve Months Ended December 31, 2010
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial construction and land development	$16,505	$96	$16,439	$288	$17,171	$195
Commercial mortgage	1,619	11	4,978	68	12,674	322
Commercial and industrial	1,052	4	1,217	16	1,477	67

Total commercial	19,176	111	22,634	372	31,322	584

Non-commercial:
Non-commercial construction and land development	2,538	13	2,572	52	1,414	32
Residential mortgage	5,521	30	6,016	108	7,967	236
Revolving mortgage	300	—	105	—	33	16

Total non-commercial	8,359	43	8,693	160	9,414	284

Total loans receivable	$27,535	$154	$31,327	$532	$40,736	$868

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Average recorded investment in impaired loans	$27,535	$39,375	$31,327	$40,973

Interest income recognized on impaired loans	$154	$145	$532	$797

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The Bank extended the payment terms on one loan during the three months ended September 30, 2011 and on five loans during the nine months ended September 30, 2011 and allowed the payments on one loan to be reduced based on the principal remaining after a partial charge-off during the 2011 nine-month period. The Bank does not typically grant reductions in interest rates to below market levels on the troubled debt it restructures.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Extended payment terms
Non-commercial:
Non-commercial construction and land development	1	$1,750	$1,750	1	$1,750	$1,750
Residential mortgage	—	—	—	4	622	622

Total non-commercial	1	1,750	1,750	5	2,372	2,372

Total	1	$1,750	$1,750	5	$2,372	$2,372

Forgiveness of principal
Commercial:
Commercial and industrial	—	$—	$—	1	$503	$142

Total commercial	—	—	—	1	503	142

Total	—	$—	$—	1	$503	$142

Total	1	$1,750	$1,750	6	$2,875	$2,514

The following table presents loans that were modified as TDRs within the preceding 12 months that stopped performing in accordance with their modified terms during the periods indicated. During the nine months ended September 30, 2011, three loans modified as TDRs went into default of which one loan went into default during the third quarter of 2011.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms
Commercial:
Commercial and industrial	1	$500	2	$813

Total commercial	1	500	2	813

Total	1	$500	2	$813

Forgiveness of principal
Commercial:
Commercial and industrial	—	$—	1	$142

Total commercial	—	—	1	142

Total	—	$—	1	$142

Total	1	$500	3	$955

In the determination of the allowance for loan losses, management considers TDRs on commercial loans, and the subsequent nonperformance in accordance with their modified terms, by measuring impairment on a loan-by-loan basis based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s loans that were considered to be troubled debt restructurings follow:

(in thousands)	September 30, 2011	December 31, 2010
Nonperforming restructured loans	$5,034	$4,858
Performing restructured loans	13,031	15,233

Total	$18,065	$20,091

6. FORECLOSED REAL ESTATE

An analysis of the Bank’s foreclosed real estate follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Beginning balance	$9,518	$7,927	$10,650	$3,699
Transfers from loans	1,820	5,686	2,630	10,547
Capitalized cost	4	12	40	75
Loss provision	(277)	(1,065)	(899)	(1,210)
Proceeds from sales of properties, net of gains and losses	(368)	(2,169)	(1,724)	(2,582)
Sales of properties funded by loans	—	—	—	(138)

Ending balance	$10,697	$10,391	$10,697	$10,391

7. REGULATORY CAPITAL REQUIREMENTS

Capital Levels - The Bank is a state-chartered savings bank regulated by the FDIC and the NCCoB. Regulations require the Bank to maintain a minimum leverage ratio of total capital to total assets of four percent, a minimum ratio of qualifying total capital to risk-weighted assets of eight percent, of which at least four percent must be in the form of core capital, and a North Carolina Savings Bank Capital ratio of total adjusted capital to total adjusted assets of five percent.

Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary— actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of September 30, 2011, the most recent regulatory reporting period, the Bank was well capitalized under the current regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I leverage ratio, and Tier I risk adjusted capital as set forth in the table below.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. REGULATORY CAPITAL REQUIREMENTS (Continued)

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Tier I leverage capital	$66,968	8.78%	$30,504	4.00%	$38,131	5.00%
Tier I risk-based capital	66,968	15.39%	17,401	4.00%	26,101	6.00%
Total risk-based capital	72,498	16.67%	34,802	8.00%	43,502	10.00%
NC Savings Bank capital	77,857	9.75%	39,944	5.00%	n/a	n/a
December 31, 2010
Tier I leverage capital	$63,377	8.36%	$30,309	4.00%	$37,886	5.00%
Tier I risk-based capital	63,377	13.04%	19,434	4.00%	29,151	6.00%
Total risk-based capital	69,542	14.31%	38,868	8.00%	48,585	10.00%
NC Savings Bank capital	76,053	10.14%	37,503	5.00%	n/a	n/a

A reconciliation of GAAP equity and regulatory capital amounts follows:

(in thousands)	September 30, 2011	December 31, 2010
Total GAAP equity	$67,681	$62,881
Less: Accumulated other comprehensive loss, net of tax	(738)	(3,640)
Less: Disallowed deferred tax assets	1,451	3,144

Tier I capital	66,968	63,377
Unrealized gains on available for sale equity securities	16	—
Allowable portion of allowance for loan losses	5,514	6,165

Total risk-based capital	72,498	69,542
Disallowed portion of allowance for loan losses	5,359	6,511

NC Savings Bank capital	$77,857	$76,053

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. BENEFIT PLANS

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Non-Qualified Defined Benefit Plan
Components of Net Periodic Benefit Costs
Service cost	$2	$—	$5	$5
Interest cost	16	5	48	57
Amortization of prior service credit	(3)	(1)	(9)	(10)
Amortization of net loss	5	3	16	28

Net periodic benefit cost	$20	$7	$60	$80

Qualified Defined Benefit Plan
Components of Net Periodic Benefit Costs
Service cost	$49	$41	$147	$115
Interest cost	237	236	714	670
Expected return on plan assets	(240)	(233)	(722)	(663)
Amortization of prior service credit	(18)	(17)	(54)	(49)
Amortization of net loss	101	69	303	200

Net periodic benefit cost	$129	$96	$388	$273

Matching contributions to the Bank’s defined contribution plan under Section 401(k) of the Internal Revenue Code were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Contributions to defined contribution plan	$49	$44	$142	$135

9. COMMITMENTS AND CONTINGENCIES

Loan Commitments - The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recorded in the accompanying consolidated balance sheets. Such financial instruments are recorded when they are funded.

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	September 30,	December 31,
(in thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$115,149	$133,435
Commitments under standby letters of credit	135	39

Total	$115,284	$133,474

Concentrations of Credit Risk - The Bank’s primary market area consists of Buncombe, Henderson, McDowell, Transylvania and Madison counties of North Carolina. The majority of the Bank’s loans are residential mortgage loans and commercial real estate loans. The Bank’s policy generally will allow residential mortgage loans up to 80% of the value of the real estate that is pledged as collateral or up to 95% with private mortgage insurance and commercial real estate loans up to 85% of the value of the real estate that serves as collateral to secure the loan.

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9. COMMITMENTS AND CONTINGENCIES (Continued)

Interest Rate Risk - The Bank’s profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Bank’s interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Bank’s interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than its interest-bearing liabilities, which are primarily term deposits. Accordingly, the Bank’s earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. However, based on the results of the Bank’s interest rate risk simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from the Bank’s difficulty in reducing its cost of funds further in this competitive pricing environment, the Bank’s earnings may well be adversely affected if interest rates decline further. Such a decline in rates could result from, among other things, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the economy. Accordingly, the Bank is currently the beneficiary of a stable rate environment and is carefully monitoring, through its Asset/Liability management process, the competitive landscape related to interest rates as well as various economic indicators in order to optimally position the Bank in terms of changes in interest rates.

Litigation - The Bank is periodically involved in legal actions in the normal course of business. The Bank is not a party to any pending legal proceedings that the Bank’s management believes would have a material adverse effect on the Bank’s financial condition, results of operations, or cash flows.

Investment Commitments - During 2005, the Bank entered into an agreement to invest $1,000,000 as a limited partner in a Small Business Investment Company. The Bank made no additional investments during 2010 and 2009, but invested $800,000 prior to 2009. The Bank has a remaining commitment of approximately $200,000. This investment is recognized at cost and is included in “other assets” on the balance sheet.

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

The carrying amount and estimated fair values of financial instruments follows:

	September 30, 2011		December 31, 2010
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$75,402	$75,402	$24,234	$24,234
Investment securities
Available for sale	229,913	229,913	175,445	175,445
Held to maturity	5,372	5,835	5,948	6,198
Investments held at cost	3,896	3,896	3,970	3,970
Loans held for sale	4,148	4,148	8,386	8,386
Loans receivable, net	439,390	448,514	487,327	491,205
Accrued interest receivable	2,476	2,476	2,519	2,519
Deferred compensation assets	1,415	1,415	1,341	1,341
Financial liabilities:
Demand deposits	347,859	347,859	332,354	332,354
Time deposits	267,696	269,338	287,403	289,881
Stock order funds	49,063	49,063	—	—
Repurchase agreements	319	317	1,008	999
Advances from Federal
Home Loan Bank	60,000	68,565	60,000	64,048
Deferred compensation liabilities	1,415	1,415	1,341	1,341
Accrued interest payable	164	164	170	170
Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—
Commitments under standby letters of credit	—	—	—	—

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	FAIR VALUE MEASUREMENTS (Continued)

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

Investment Securities - Fair values are obtained from a pricing service that uses matrix pricing which are based on quoted prices for securities with similar coupons, ratings, and maturities.

Loans Receivable - For variable rate loans, carrying value is a reasonable estimate of fair value. For fixed rate loans, fair values are estimated based on discounted future cash flows using the current interest rates at which loans with similar terms would be made to borrowers of similar credit quality. Valuation adjustments are made for credit risk, which are represented by the allowance for loan losses, but do not include adjustments for illiquidity or other market risks.

Loans Held for Sale - Loans held for sale are residential mortgages carried at the lower of cost or market value. The market values of loans held for sale are based on what mortgage buyers are currently offering the Bank on a “best efforts” basis to buy the loans.

Deferred Compensation Assets – Assets include debt and equity securities that are traded in an active exchange market. Fair values are obtained from quoted prices in active markets for identical assets.

Time Deposits and Repurchase Agreements - Fair value of fixed maturity certificates of deposit is estimated using the FHLB Rate Curve for similar remaining maturities.

Advances from Federal Home Loan Bank - The fair value of Federal Home Loan Bank advances is estimated using the rates currently offered for advances of similar remaining maturities.

Deferred Compensation Liabilities – Fair values are measured based on the fair values of the related deferred compensation assets.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the date of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount in Statement of Financial Position	Assets/ Liabilities Measured at Fair Value
September 30, 2011
Securities available for sale:
U.S. GSE and agency securities	$—	$61,815	$—	$61,815	$61,815
Asset-backed SBA securities	—	24,118	—	24,118	24,118
Residential mortgage-backed securities issued by GSE’s	—	135,643	—	135,643	135,643
State and local government securities	—	7,630	—	7,630	7,630
Mutual funds	707	—	—	707	707

Total	$707	$229,206	$—	$229,913	$229,913

Defined benefit plan assets:
Cash and cash equivalents	$285	$—	$—
Money market mutual funds	264	—	—
Debt security mutual funds	16,436	—	—

Total	$16,985	$—	$—

December 31, 2010
Securities available for sale:
U.S. GSE and agency securities	$—	$50,042	$—	$50,042	$50,042
Asset-backed SBA securities	—	16,039	—	16,039	16,039
Residential mortgage-backed securities issued by GSE’s	—	105,410	—	105,410	105,410
State and local government securities	—	3,287	—	3,287	3,287
Mutual funds	667	—	—	667	667

Total	$667	$174,778	$—	$175,445	$175,445

Defined benefit plan assets:
Cash and cash equivalents	$148	$—	$—
Money market mutual funds	241	—	—
Debt security mutual funds	16,845	—	—

Total	$17,234	$—	$—

ASHEVILLE SAVINGS BANK, S.S.B. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	FAIR VALUE MEASUREMENTS (Continued)

There were no transfers to or from Level 1 and 2 during the nine months ended September 30, 2011 or the twelve months ended December 31, 2010.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount in Statement of Financial Position	Assets/ Liabilities Measured at Fair Value
September 30, 2011
Impaired loans	$—	$—	$14,342	$14,342	$14,342
Foreclosed properties	—	—	10,697	10,697	10,697
December 31, 2010
Impaired loans	$—	$—	$16,103	$16,103	$16,103
Foreclosed properties	—	—	10,650	10,650	10,650

Item 2. Managemen’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies

During the three- and nine-month periods ended September 30, 2011, there was no significant change in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2010 included in the Company’s prospectus dated August 12, 2011 (the “Prospectus”).

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 1 of the notes to the consolidated financial statements included in the Prospectus.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at September 30, 2011 and our operating performance for the three- and nine-month periods ended September 30, 2011. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

The following table provides the changes in our significant asset and liability categories at September 30, 2011 compared to December 31, 2010.

(dollars in thousands)	September 30, 2011	December 31, 2010	$ change	% change
Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$66,325	$16,398	$49,927	304.5%
Investment securities	235,285	181,393	53,892	29.7%
Investments held at cost	3,896	3,970	(74)	-1.9%
Loans held for sale	4,148	8,386	(4,238)	-50.5%
Loans receivable, net of deferred fees	450,263	500,003	(49,740)	-9.9%

Total interest-earning assets	759,917	710,150	49,767	7.0%

Non-interest-earning assets
Cash and due from banks	9,077	7,836	1,241	15.8%
Allowance for loan losses	(10,873)	(12,676)	1,803	14.2%
Premises and equipment, net of accumulated depreciation	14,312	14,844	(532)	-3.6%
Foreclosed real estate, net of reserves	10,697	10,650	47	0.4%
Deferred income tax assets, net of deferred income tax liabilities	3,645	6,641	(2,996)	-45.1%
Other assets	11,973	12,520	(547)	-4.4%

Total non-interest-earning assets	38,831	39,815	(984)	-2.5%

Total assets	$798,748	$749,965	48,783	6.5%

Interest-bearing liabilities
Interest-bearing deposits	$562,746	$574,761	$(12,015)	-2.1%
Overnight and short-term borrowings	319	1,008	(689)	-68.4%
Federal Home Loan Bank advances	60,000	60,000	—	0.0%

Total interest-bearing liabilities	623,065	635,769	(12,704)	-2.0%

Non-interest-bearing liabilities
Non-interest-bearing deposits	52,809	44,996	7,813	17.4%
Stock order funds	49,063	—	49,063	n/a
Accounts payable and other liabilities	6,130	6,319	(189)	-3.0%

Total non-interest-bearing liabilities	108,002	51,315	56,687	110.5%

Total liabilities	731,067	687,084	43,983	6.4%

Total equity	67,681	62,881	4,800	7.6%

Total liabilities and equity	$798,748	$749,965	48,783	6.5%

Memoranda:
Cash and cash equivalents	$75,402	$24,234	$51,168	211.1%
Total core deposits (excludes certificate accounts)	347,859	332,354	15,505	4.7%
Total deposits	615,555	619,757	(4,202)	-0.7%
Total funding liabilities	675,874	680,765	(4,891)	-0.7%

Total assets increased $48.8 million, or 6.5%, to $798.8 million at September 30, 2011 from $750.0 million at December 31, 2010, primarily due to $49.1 million in escrowed funds from orders to purchase shares of the Company’s common stock in the Company’s subscription and community offering, which was consummated on October 11, 2011. Cash and cash equivalents increased $51.2 million, or 211.1%, to $75.4 million at September 30, 2011 from $24.2 million at December 31, 2010. Investment securities increased $53.9 million, or 29.7%, during the first nine months of 2011 to $235.3 million at September 30, 2011 from $181.4 million at December 31, 2010, primarily due to the reinvestment of proceeds from loan repayments and prepayments that were not replaced by new loan originations. Loans receivable, net of deferred fees, decreased $49.7 million, or 9.9%, to $450.3 million at September 30, 2011 from $500.0 million at December 31, 2010 as loan repayments, prepayments, and foreclosures exceeded new loan originations.

Loan originations totaled $93.8 million for the nine months ended September 30, 2011 compared to $138.7 million for the nine months ended September 30, 2010. Residential mortgage loan originations totaled $49.9 million and residential construction and land development loan originations totaled $8.9 million for the nine months ended September 30, 2011 compared to $81.1 million and $8.6 million, respectively, for the comparable period of 2010. Originations of commercial mortgage loans totaled $24.7 million for the 2011 year-to-date period compared to $33.2 million for the same period in 2010. Originations of commercial construction and land development loans totaled $1.1 million for the nine-month period ended September 30, 2011, compared to no originations of commercial construction and land development loans for the comparable period of 2010. Commercial and industrial loan originations totaled $6.0 million for the nine months ended September 30, 2011 compared to $9.4 million for the nine months ended September 30, 2010. Origination activity was offset by $95.8 million of normal loan payments, prepayments, and payoffs and $46.2 million in loan sales for the nine months ended September 30, 2011 compared to $121.5 million and $60.9 million, respectively, for the nine months ended September 30, 2010.

Nonperforming loans decreased $1.9 million, or 13.8%, to $11.6 million at September 30, 2011 from $13.4 million at December 31, 2010. The decrease in nonperforming loans from December 31, 2010 to September 30, 2011 was primarily attributable to payoffs of two larger loans totaling $2.6 million that were partially offset by loans that stopped performing during the period. At September 30, 2011, troubled debt restructurings totaled $18.1 million compared to $20.1 million at December 31, 2010. The decrease in troubled debt restructurings during the nine months ended September 30, 2011 was the result of charge-offs and payoffs. Repayment terms of loans reported as troubled debt restructurings were modified to enable financially distressed borrowers more favorable terms to service their debt obligations. At September 30, 2011, $5.0 million of the total $18.1 million of troubled debt restructurings were not current.

Deposits decreased $4.2 million, or 0.7%, to $615.6 million at September 30, 2011 from $619.8 million at December 31, 2010. During the nine months ended September 30, 2011, the Company continued its focus on core deposits, from which it excludes certificates of deposit. Core deposits increased $15.5 million, or 4.7%, to $347.9 million at September 30, 2011 from $332.4 million at December 31, 2010. Certificates of deposit decreased $19.7 million, or 6.9%, to $267.7 million at September 30, 2011 compared to $287.4 million at December 31, 2010. Other liabilities increased $48.9 million during the first nine months of 2011 primarily due to the escrowed funds from stock orders pending the closing of the Company’s stock offering.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Overview. Net income was $571,000 for the three months ended September 30, 2011 as compared to a net loss of $8.0 million for the three months ended September 30, 2010. The $8.6 million increase in net income for the 2011 period was primarily due to a $13.1 million decrease in the provision for loan losses, an $898,000 decrease in noninterest expenses, a $756,000 decrease in interest expense, and a $289,000 increase in noninterest income, which were partially offset by a $1.0 million decrease in interest and dividend income and the related tax effects.

	Three Months Ended September 30,
(dollars in thousands)	2011	2010	$ change	% change
Interest and dividend income	$7,090	$8,136	$(1,046)	-12.9%
Interest expense	2,120	2,876	(756)	-26.3%
Net interest income	4,970	5,260	(290)	-5.5%
Provision for loan losses	730	13,838	(13,108)	-94.7%
Net interest income (loss) after provision for loan losses	4,240	(8,578)	12,818	149.4%
Noninterest income	2,004	1,715	289	16.9%
Noninterest expense	5,322	6,220	(898)	-14.4%
Income (loss) before income tax provision	922	(13,083)	14,005	107.0%
Income tax provision (benefit)	351	(5,080)	5,431	106.9%
Net income (loss)	571	(8,003)	8,574	107.1%

Net Interest Income. Net interest income decreased by $290,000, or 5.5%, to $5.0 million for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. Total interest and dividend income decreased by $1.0 million, or 12.9%, to $7.1 million for the three months ended September 30, 2011 as compared to $8.1 million for the three months ended September 30, 2010, primarily as a result of a decrease of $14.1 million in the average balances of interest-earning assets to $723.7 million for the three months ended September 30, 2011 from $737.8 million for the three months ended September 30, 2010 and a 48 basis point decrease in yields on interest-earning assets. Interest income on loans decreased $1.3 million, or 18.1%, to $5.7 million during the three months ended September 30, 2011 primarily due to a decrease in average outstanding loans of $92.5 million, or 16.7%, to $460.4 million during the period, primarily as a result of loan repayments exceeding originations due to low loan demand. Loan originations decreased $25.4 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, while loan sales decreased by $12.1 million, and loan principal repayments decreased $14.9 million to $31.1 million for the three months ended September 30, 2011 from $46.0 million for the three months ended September 30, 2010. The average balance of investment securities increased $13.9 million, or 22.7%, to $75.1 million for the three months ended September 30, 2011, while the average balance of mortgage-backed securities increased $62.1 million, or 67.2%, to $154.4 million over the same comparable three-month periods, primarily as a result of the reinvestment in securities of proceeds from loan repayments and sales.

Total interest expense decreased $756,000, or 26.3%, to $2.1 million for the three months ended September 30, 2011 primarily due to a 42 basis point decrease in average funding cost. Also contributing to the lower interest expense was a decline in the average balances of interest-bearing liabilities, which decreased $19.8 million, or 3.1%, to $628.0 million for the three months ended September 30, 2011 from $647.9 million for the three months ended September 30, 2010, primarily as the result of a $38.6 million decrease in average balances of certificates of deposit.

Provision for Loan Losses. The provision for loan losses was $730,000 for the three months ended September 30, 2011 compared to $13.8 million for the three months ended September 30, 2010. The decrease in the provision was due to the combination of fewer charge-offs in the loan portfolio, a decline in impaired loans, and lower loan balances.

Noninterest Income. Noninterest income increased $289,000, or 16.9%, to $2.0 million for the three months ended September 30, 2011 compared to $1.7 million for the three months ended September 30, 2010, primarily due to higher gains from sales of securities and loan prepayment penalties that were partially offset by lower gains from sales of residential mortgage loans and lower deposit overdraft fees.

Noninterest Expenses. Noninterest expenses decreased $898,000, or 14.4%, to $5.3 million for the three months ended September 30, 2011 from $6.2 million for the three months ended September 30, 2010. Decreases of $791,000 in loss provisions on foreclosed properties, $79,000 in advertising expenses, $29,000 in expenses for professional services, and $49,000 in other noninterest expense were partially offset by increases of $188,000 in salaries and benefits and $10,000 in data processing fees.

Income Tax Expense. Income tax expense was $351,000 on pre-tax income of $922,000 for the three months ended September 30, 2011 as compared to an income tax benefit of $5.1 million on a pre-tax loss of $13.1 million for the three months ended September 30, 2010. The effective tax rate was 38.07% for the three months ended September 30, 2011 compared to 38.83% for the three months ended September 30, 2010.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010

Overview. Net income was $1.9 million for the nine months ended September 30, 2011 as compared to an $8.0 million net loss for the nine months ended September 30, 2010. The $9.6 million increase in net income for the 2011 period was primarily due to a $16.5 million decrease in the provision for loan losses and a $2.2 million decrease in interest expense, which was partially offset by a decrease in interest and dividend income of $3.2 million, a decrease in noninterest income of $245,000, and a decrease in noninterest expenses of $270,000.

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010	$ change	% change
Interest and dividend income	$21,974	$25,223	$(3,249)	-12.9%
Interest expense	6,629	8,862	(2,233)	-25.2%
Net interest income	15,345	16,361	(1,016)	-6.2%
Provision for loan losses	1,811	18,309	(16,498)	-90.1%
Net interest income (loss) after provision for loan losses	13,534	(1,948)	15,482	794.8%
Noninterest income	5,612	5,857	(245)	-4.2%
Noninterest expense	16,184	16,454	(270)	-1.6%
Income (loss) before income tax provision	2,962	(12,545)	15,507	123.6%
Income tax provision (benefit)	1,064	(4,886)	5,950	121.8%
Net income (loss)	1,898	(7,659)	9,557	124.8%

Net Interest Income. Net interest income decreased by $1.0 million, or 6.2%, to $15.3 million for the nine months ended September 30, 2011 as compared to $16.4 million for the nine months ended September 30, 2010. Total interest and dividend income decreased by $3.2 million, or 12.9%, to $22.0 million for the nine months ended September 30, 2011 from $25.2 million for the nine months ended September 30, 2010, primarily as a result of a decrease in the average balance of interest earning assets of $13.9 million to $713.7 million for the nine months ended September 30, 2011 from $727.6 million for the nine months ended September 30, 2010 and a 51 basis point decrease in yield on interest-earning assets to 4.13% from 4.64% for the nine-month periods ended September 30, 2011 and 2010, respectively. Interest income on loans decreased $4.1 million, or 18.4%, to $18.0 million for the first nine months of 2011 from $22.1 million for the first nine months of 2010, primarily due to decrease in average loan volumes of $96.3 million, or 16.7%, to $478.7 million for the 2011 year-to-date period from $575.0 million for the 2010 year-to-date period and an 11 basis point decrease in average loan yields to 5.02% from 5.13% for the same comparable periods. Loan originations decreased by $44.9 million for the nine months ended September 30, 2011 compared to September 30, 2010. Loan sales decreased by $14.7 million during the same period, while loan principal repayments decreased $25.8 million to $95.8 million for the nine months ended September 30, 2011 from $121.6 million for the nine months ended September 30, 2010. The average balances of investment securities increased $20.3 million, or 40.8%, to $70.1 million in 2011 from $49.8 million in 2010, while mortgage-backed securities increased $62.1 million, or 81.3%, to $138.5 million in 2011 from $76.4 million in 2010 as proceeds from loan repayments and sales were reinvested in securities.

Total interest expense decreased $2.2 million, or 25.2%, to $6.6 million for the nine months ended September 30, 2011 from $8.9 million for the nine months ended September 30, 2010, primarily due to a 46 basis point decrease in the cost of average interest-bearing liabilities to 1.40% in 2011 from 1.86% in 2010, which was attributable to a 50 basis point decrease in the cost of interest-bearing deposits. Our average outstanding balance of borrowings remained relatively unchanged when comparing the two nine-month periods.

Provision for Loan Losses. The provision for loan losses was $1.8 million for the nine months ended September 30, 2011 compared to $18.3 million for the nine months ended September 30, 2010. The decrease in the provision was due to the combination of significantly fewer charge-offs in the loan portfolio, a decline in impaired loans, and lower loan balances.

Noninterest Income. Noninterest income decreased $245,000 to $5.6 million for the nine months ended September 30, 2011 from $5.9 million for the nine months ended September 30, 2010. Factors that contributed to the decline in noninterest income during the 2011 nine-month period were a decrease of $158,000 in gains from the sale of investment securities, a decrease of $265,000 in fees on deposit and other service charge income, and a decrease of $171,000 in mortgage banking income, which were partially offset by an increase of $180,000 in loan related fees from the collection of prepayment penalties on commercial loans, an increase of $53,000 in fees from higher debit card transaction volume and an increase of $81,000 in income from a limited partnership investment. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees that resulted from federal regulations that became effective in the third quarter of 2010.

Noninterest Expenses. Noninterest expenses decreased $270,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The primary factors affecting the decline were a decrease of $317,000 in foreclosed property expenses, a decrease of $180,000 in deposit insurance expenses, a decrease of $106,000 in advertising expenses, a decrease of $19,000 in occupancy expenses, and a decrease of $187,000 in other noninterest expenses, which were partially offset by an increase of $407,000 in salaries and benefits expenses, an increase of $103,000 in data processing expenses, and an increase of $29,000 in professional fees. The increase in salaries and benefits expenses was primarily due to incentive accruals of $225,000 for the nine months ended September 30, 2011 as compared to no incentive accruals for the nine months ended September 30, 2010 as well as a $95,000 increase in pension plan expenses. The decrease in other noninterest expenses were due to the combination of decreases in expenses associated with sales finance loans, high yield deposit program, and training.

Income Tax Expense. Income tax expense increased by $6.0 million for the nine months ended September 30, 2011 as compared to the nine month period ended September 30, 2010, primarily due to an increase in pre-tax income. The effective tax rate was 35.92% for the nine months ended September 30, 2011 compared to 38.95% for the nine months ended September 30, 2010.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense for the periods of less than twelve months and full-year income or expense for twelve-month periods by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. The yields on tax-exempt loans and municipal investment securities have been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	For the Three Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets
Interest-earning deposits with banks	$29,898	$15	0.20%	$27,444	$18	0.26%
Loans receivable	460,388	5,705	4.92%	552,856	6,961	5.00%
Investment securities	75,079	436	2.44%	61,165	443	2.95%
Mortgage-backed and similar securities	154,388	925	2.38%	92,322	709	3.05%
Other interest-earning assets	3,912	9	0.91%	3,974	5	0.50%

Total interest-earning assets	723,665	7,090	3.90%	737,761	8,136	4.38%

Allowance for loan losses	(12,299)			(11,239)
Noninterest-earning assets	49,504			45,195

Total assets	$760,870			$771,717

Liabilities and equity
NOW accounts	$133,909	214	0.63%	$129,619	438	1.34%
Money market accounts	135,293	183	0.54%	125,053	270	0.86%
Savings accounts	24,494	19	0.31%	20,069	18	0.36%
Certificates of deposit	273,510	1,095	1.59%	312,083	1,540	1.96%

Total interest-bearing deposits	567,206	1,511	1.06%	586,824	2,266	1.53%
Overnight and short-term borrowings	803	—	0.00%	1,056	1	0.38%
Federal Home Loan Bank advances	60,000	609	4.03%	60,000	609	4.03%

Total interest-bearing liabilities	628,009	2,120	1.34%	647,880	2,876	1.76%

Noninterest-bearing deposits	58,349			45,110
Other noninterest-bearing liabilities	7,263			4,924

Total liabilities	693,621			697,914
Total equity	67,249			73,803

Total liabilities and equity	$760,870			$771,717

Net interest income		$4,970			$5,260

Interest rate spread			2.56%			2.62%
Net interest margin			2.74%			2.84%
Average interest-earning assets to average interest-bearing liabilities	115.23%			113.87%

	For the Nine Months Ended September 30,
	2011			2010
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets
Interest-earning deposits with banks	$22,388	$38	0.23%	$22,310	$45	0.27%
Loans receivable	478,748	17,992	5.02%	574,987	22,055	5.13%
Investment securities	70,114	1,283	2.57%	49,841	1,194	3.29%
Mortgage-backed and similar securities	138,488	2,635	2.54%	76,422	1,920	3.36%
Other interest-earning assets	3,942	26	0.88%	3,986	9	0.30%

Total interest-earning assets	713,680	21,974	4.13%	727,546	25,223	4.64%

Allowance for loan losses	(12,568)			(9,896)
Noninterest-earning assets	50,584			42,475

Total assets	$751,696			$760,125

Liabilities and equity
NOW accounts	$134,236	757	0.75%	$126,627	1,411	1.49%
Money market accounts	133,862	552	0.55%	121,533	835	0.92%
Savings accounts	23,555	57	0.32%	19,626	53	0.36%
Certificates of deposit	277,897	3,452	1.66%	308,978	4,753	2.06%

Total interest-bearing deposits	569,550	4,818	1.13%	576,764	7,052	1.63%
Overnight and short-term borrowings	1,278	4	0.42%	1,316	3	0.30%
Federal Home Loan Bank advances	60,000	1,807	4.03%	60,000	1,807	4.03%

Total interest-bearing liabilities	630,828	6,629	1.40%	638,080	8,862	1.86%

Noninterest-bearing deposits	48,762			41,716
Other noninterest-bearing liabilities	6,731			5,678

Total liabilities	686,321			685,474
Total equity	65,375			74,651

Total liabilities and equity	$751,696			$760,125

Net interest income		$15,345			$16,361

Interest rate spread			2.73%			2.78%
Net interest margin			2.89%			3.01%
Average interest-earning assets to average interest-bearing liabilities	113.13%			114.02%

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

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010			Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-earning deposits with banks	$2	$(5)	$(3)	$—	$(7)	$(7)
Loans receivable	(1,147)	(109)	(1,256)	(3,625)	(438)	(4,063)
Investment securities	90	(97)	(7)	413	(324)	89
Mortgage-backed and similar securities	398	(182)	216	1,268	(553)	715
Other interest-earning assets	—	4	4	—	17	17

Total interest-earning assets	(657)	(389)	(1,046)	(1,944)	(1,305)	(3,249)

Interest expense:
NOW accounts	14	(238)	(224)	80	(734)	(654)
Money market accounts	21	(108)	(87)	78	(361)	(283)
Savings accounts	4	(3)	1	10	(6)	4
Certificates of deposit	(176)	(269)	(445)	(447)	(854)	(1,301)

Total interest-bearing deposits	(137)	(618)	(755)	(279)	(1,955)	(2,234)
Overnight and short-term borrowings	—	(1)	(1)	—	1	1
Federal Home Loan Bank advances	—	—	—	—	—	—

Total interest-bearing liabilities	(137)	(619)	(756)	(279)	(1,954)	(2,233)

Net increase (decrease) interest income	$(520)	$230	$(290)	$(1,665)	$649	$(1,016)

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

Analysis of Non-performing Assets. We consider repossessed assets and loans that are 90 days or more past due and certain loans that are less than 90 days past due, but that we will not be able to collect the full amount of, to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, or sooner if the facts and circumstances indicate that we will not be able to collect the full amount of the loan, at which time the accrual of interest ceases and accrued interest is reversed and deducted from income. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance to the extent that principal is due and then recognized as interest income.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of its cost or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

(dollars in thousands)	September 30, 2011	December 31, 2010	$ change	% change
Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial construction and land development	$6,351	$5,205	$1,146	22.0%
Commercial mortgage	1,062	3,810	(2,748)	-72.1%
Commercial and industrial	457	377	80	21.2%

Total commercial	7,870	9,392	(1,522)	-16.2%

Non-commercial:
Non-commercial construction and land development	543	553	(10)	-1.8%
Residential mortgage	2,732	3,194	(462)	-14.5%
Revolving mortgage	392	191	201	105.2%
Consumer	28	94	(66)	-70.2%

Total non-commercial	3,695	4,032	(337)	-8.4%

Total nonaccruing loans (1)	11,565	13,424	(1,859)	-13.8%

Total loans past due 90 or more days and still accruing	—	—	—	0.0%

Total nonperforming loans	11,565	13,424	(1,859)	-13.8%
Foreclosed real estate	10,697	10,650	47	0.4%

Total nonperforming assets	22,262	24,074	(1,812)	-7.5%
Performing troubled debt restructurings (2)	13,031	15,233	(2,202)	-14.5%

Performing troubled debt restructurings and total nonperforming assets	$35,293	$39,307	(4,014)	-10.2%

Allowance for loan losses	$10,873	$12,676

Total loans	$450,263	$500,003

Asset Quality Ratios:
Allowance as a percentage of total loans	2.41%	2.54%
Allowance as a percentage of nonperforming loans	94.02%	94.43%
Total nonperforming loans to total loans	2.57%	2.68%
Total nonperforming loans to total assets	1.45%	1.79%
Total nonperforming assets to total assets	2.79%	3.21%
Performing troubled debt restructurings and total nonperforming assets to total assets	4.42%	5.24%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At September 30, 2011, we had $18.1 million of these modified loans, which are also referred to as troubled debt restructurings, compared to $20.1 million at December 31, 2010. The decrease in troubled debt restructurings since December 31, 2010 was primarily the result of fewer newly restructured loans during the period, loan repayments, loans for which the collateral was transferred to foreclosed properties, loans charged off, and loans meeting sustained performance and other criteria to no longer be disclosed as a troubled debt restructuring. All troubled debt restructurings were restructured in order help the borrowers remain current on their debt obligation. At September 30, 2011, $5.0 million of the total $18.1 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $149,000 and $530,000 for the three- and nine-month periods ended September 30, 2011, respectively, compared to $192,000 and $803,000 for the comparable periods of 2010. Interest income of $154,000 and $532,000 related to nonperforming loans was recognized in interest income for the three- and nine-month periods ended September 30, 2011, respectively, compared to $145,000 and $797,000 for the same periods of 2010.

At September 30, 2011, our nonaccruing loans included the following:

•	Commercial Construction and Land Development loans

•

One loan secured by multiple parcels of contiguous raw land totaling approximately 730 acres. The loan was considered impaired and nonaccruing with a balance of $3.7 million as of September 30, 2011 after a write-down of $85,000 in the third quarter of 2011 based on a current appraisal.

•

Two loans to one borrower to develop real estate for mixed commercial and residential use in western North Carolina. The loans were considered impaired and nonaccruing with an aggregate balance of $1.8 million as of September 30, 2011 after write-downs in 2010 of $1.5 million based on a September 2010 appraised value of $2.3 million. At September 30, 2011, the two loans were in the process of foreclosure.

•

A 19% participation interest with three other banks in one loan to develop 106 single-family lots in central South Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $938,000 as of September 30, 2011 after write-downs in 2010 of $405,000 based on a June 2010 appraisal. At September 30, 2011, the loan was in the process of foreclosure, which was delayed due to the FDIC-assisted sale of the lead bank. The lead bank has ordered an updated appraisal and the Bank continues to monitor the collateral value.

•	Commercial Mortgage loans

•

One loan on a commercial condominium located in coastal South Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $1.1 million as of September 30, 2011 after write-downs of $541,000 in the second quarter of 2011 and a specific reserve of $193,000 added in the third quarter of 2011 pending the final review of a new appraisal. The loan was in the process of foreclosure.

•	Residential Mortgage loans

•	Eighteen loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $2.7 million as of September 30, 2011.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the FDIC and the NCCoB have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions, and values, and there is a high possibility of loss. Assets classified “loss” are considered uncollectible and of such little value that continued recognition as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified assets at the dates indicated.

(dollars in thousands)	September 30, 2011	December 31, 2010	$ change	% change
Adversely Classified Loans:
Substandard	$25,670	$31,854	$(6,184)	-19.4%
Doubtful	196	—	196	n/a
Loss	—	265	(265)	-100.0%

Total adversely classified loans	$25,866	$32,119	(6,253)	-19.5%

At September 30, 2011, substandard loans totaling $25.7 million included $11.6 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $14.1 million in performing substandard loans included the following:

•	Commercial Construction and Land Development loans

•

One loan for the construction of a mixed-use residential condominium, commercial office, and retail project located in western North Carolina. As of September 30, 2011, the loan had a balance of $8.6 million, with an additional $2.3 million debtor in possession loan to a third party associated with the Chapter 11 bankruptcy plan and both loans were performing in accordance with their terms. The principal repayments of both loans are largely dependent upon the cash flows generated from successful sales of the residential and commercial condominiums and leasing of the commercial retail spaces, which have been weak.

•	Non Commercial Construction and Land loans

•

Two loans for the construction of a single family residence built on speculation. As of September 30, 2011, the loans totaled $2.0 million and were performing, but were considered impaired with a specific loan loss reserve of $576,000. During the third quarter of 2011, the larger of the two loans in the amount of $1.8 million was restructured as troubled debt and was performing in accordance with the restructured terms.

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on securities and interest-earning deposits we place with other banks; and (iv) the objectives of our asset-liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2011, cash and cash equivalents totaled $75.4 million, including $66.3 million in interest-bearing deposits in other banks, of which $62.6 million was on deposit with the Federal Reserve Bank. Securities totaling $229.9 million classified as available-for-sale provide an additional source of liquidity. In addition, at September 30, 2011, we had the ability to borrow a total of approximately $60.2 million from the Federal Home Loan Bank of Atlanta and approximately $10.0 million from the Federal Reserve Bank’s discount window. At September 30, 2011, we had $60.0 million in Federal Home Loan Bank advances outstanding and $1.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At September 30, 2011, we had $115.1 million in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2011 totaled $165.3 million, or 61.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of September 30, 2011. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
At September 30, 2011
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,209	355	1,065	789	—

Total	$62,209	$355	$1,065	$789	$60,000

At December 31, 2010
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,474	355	1,065	1,054	—

Total	$62,474	$355	$1,065	$1,054	$60,000

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Following completion of this offering, we will manage our capital for maximum shareholder benefit. The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Federal Deposit Insurance Corporation regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Tier I leverage capital	$66,968	8.78%	$30,504	4.00%	$38,131	5.00%
Tier I risk-based capital	66,968	15.39%	17,401	4.00%	26,101	6.00%
Total risk-based capital	72,498	16.67%	34,802	8.00%	43,502	10.00%
NC Savings Bank capital	77,857	9.75%	39,944	5.00%	n/a	n/a
December 31, 2010
Tier I leverage capital	63,377	8.36%	30,309	4.00%	37,886	5.00%
Tier I risk-based capital	63,377	13.04%	19,434	4.00%	29,151	6.00%
Total risk-based capital	69,542	14.31%	38,868	8.00%	48,585	10.00%
NC Savings Bank capital	76,053	10.14%	37,503	5.00%	n/a	n/a

On October 11, 2011, the Bank received an additional $28 million from the Company in exchange for all of the Bank’s common stock issued in the Bank’s conversion from a mutual savings bank, which significantly increased the Bank’s capital ratios compared to the capital ratios presented in the table above:

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

For the nine months ended September 30, 2011 and the year ended December 31, 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest- earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated fixed rate one-to-four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

Interest Rate Risk Analysis. Our profitability depends to a large extent on our net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, our interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond our control. Our interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than our interest-bearing liabilities, which are primarily term deposits. Accordingly, our earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates.

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

				Over the Next Twelve Months
	As of September 30, 2011			Ending September 30, 2012
	Present Value of Equity			Projected Net Interest Income
(dollars in thousands)	Market Value	$ change	% change	Net Interest Income	$ change	% change
Change in Rates (in basis points “bp”):
300 bp	$66,308	$(20,002)	-23.17%	$21,022	$(817)	-3.74%
200	73,501	(12,809)	-14.84%	21,000	(839)	-3.84%
100	82,183	(4,127)	-4.78%	21,501	(338)	-1.55%
0	86,310	—	0.00%	21,839	—	0.00%
(100)	77,968	(8,342)	-9.67%	20,720	(1,119)	-5.12%

Item 4. Controls and Procedures

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s prospectus, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) on August 12, 2011. Except as set forth below, as of September 30, 2011, the risk factors of ASB Bancorp have not changed materially from those disclosed in the prospectus.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item  4. [Removed and Reserved]

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)
3.2	Bylaws of ASB Bancorp, Inc. (1)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)
10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)
10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)
10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)
10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Fred A. Martin * (2)
10.5	Asheville Savings Bank, S.S.B. Change in Control Severance Plan *
10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

November 10, 2011	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer (Principal Executive Officer)

November 10, 2011	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer (Principal Financial and Accounting Officer)