Form 10-K
period 2011-12-31
ASB Bancorp Inc
filed 2012-03-27
CIK 1520300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35279

ASB BANCORP, INC.

(Exact name of registrant as specified in its charter)

North Carolina	45-2463413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11 Church Street, Asheville, North Carolina	28801
(Address of principle executive offices)	(Zip code)

(828) 254-7411

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

There were 5,584,551 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 29, 2012.

Documents Incorporated by Reference:

Portions of the proxy statement for the registrant’s 2012 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

ASB BANCORP, INC.

FORM 10-K

A Caution About Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

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

Any of the forward-looking statements that we make in this annual report and in other public statements we make may later prove incorrect because of inaccurate assumptions, the factors illustrated above or other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

Additional factors that may affect our results are discussed below in Item 1A. “Risk Factors” and in other reports filed with the Securities and Exchange Commission. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, ASB Bancorp, Inc. does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Part I

Item 1.	Business

General

ASB Bancorp, Inc. – ASB Bancorp, Inc. (“ASB Bancorp” or the “Company”), a North Carolina corporation, was incorporated in May 2011 to be the holding company for Asheville Savings Bank (“Asheville Savings” or the “Bank”) upon the completion of the Bank’s conversion from the mutual to the stock form of ownership. Before the completion of the conversion, the Company did not engage in any significant activities other than organizational activities. On October 11, 2011, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 5,584,551 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $53.9 million. Additionally, the Company loaned $4.5 million to the Bank’s newly formed employee stock ownership plan (the “ESOP”) to purchase 446,764 shares of the Company’s stock issued in the public offering. The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any real property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank. The Company and the Bank also entered into an income tax allocation agreement that provides for the filing of a consolidated federal income tax return and formalizes procedures for the payment and allocation of federal income taxes between the Company and the Bank.

Asheville Savings Bank – Founded in 1936, the Bank is a North Carolina chartered savings bank headquartered in Asheville, North Carolina. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area. We attract deposits from the general public and use those funds to originate primarily one-to four-family residential mortgage loans and commercial real estate loans, and, to a lesser extent, home equity loans and lines of credit, consumer loans, construction and land development loans, and commercial and industrial loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

Our primary market area is Asheville, North Carolina and the rest of Buncombe County where we have eight branch offices, as well as Henderson, Madison, McDowell and Transylvania Counties where we have five branch offices.

Availability of Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website, http://ir.ashevillesavingsbank.com, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes them to, the Securities and Exchange Commission (the “SEC”). The information on the Company’s website shall not be considered as incorporated by reference into this Form 10-K.

Personnel

At December 31, 2011, the Company had 160 full-time and 14 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationships with our employees are good.

Market Area

We are headquartered in Asheville, North Carolina, which is the county seat of Buncombe County, North Carolina and consider Buncombe, Madison, McDowell, Henderson and Transylvania Counties in western North Carolina and the surrounding areas to be our primary market area. Asheville is situated in the Blue Ridge Mountains at the confluence of the Swannanoa River and French Broad River and is known for its natural beauty and scenic surroundings. The nearby Great Smoky Mountains National Park and Blue Ridge Parkway are among the more visited parks in the United States. In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States and is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws approximately 900,000 tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, which has historically positively impacted our local economy. In addition, affordable housing prices, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States.

The Asheville metropolitan area benefits from a diverse economy, and there is no single employer or industry upon which a significant number of our customers are dependent. In addition to the tourism industry, Western North Carolina is also home to a number of manufacturing and technology companies, including Wilsonart International, Inc., Eaton Corporation, Thermo Fischer Scientific and Arvato Digital Services. Furthermore, the region is home to a number of educational organizations, private colleges and large public universities, such as the University of North Carolina at Asheville. Mission Health System, a leading employer in the Asheville metropolitan area, has also been nationally recognized as a top hospital network for cardiovascular and orthopedic medicine.

The recent economic recession has caused the Asheville metropolitan area to experience a decline in tourism and a reduced influx of retirees from other parts of the country, which has negatively impacted our local economy. In addition, the recent economic recession has also resulted in increased job losses in the manufacturing services sector. Over the course of the past year, the tourism industry in the Asheville metropolitan area has largely recovered, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, that directly benefit from this industry and has caused the overall unemployment rate in the Asheville metropolitan area to decrease to 7.9% in December 2011 from its recent high of 10.2% in February 2010 according to statistics published by the Employment Security Commission of North Carolina (“ESCNC”). For comparative purposes, the ESCNC reported seasonally adjusted unemployment rates of 9.9% for North Carolina and 8.5% for the United States for December 2011. However, the Asheville metropolitan area has continued to experience a reduced number of relocating retirees and a decline in the manufacturing industry. The Company also considers McDowell County and Transylvania County, which are not included in the unemployment statistics for the Asheville metropolitan area, as part of its primary market area. The December 2011 unemployment rates were 12.6% for McDowell County and 9.6% for Transylvania County.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from several financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2011, which is the most recent date for which deposit market share data is available from the Federal Deposit Insurance Corporation, we held approximately 11.05% of the deposits in Buncombe County, North Carolina, 24.13% of the deposits in Madison County, North Carolina, 17.49% of the deposits in McDowell County, North Carolina, 3.49% of the deposits in Henderson County, North Carolina and 5.13% of the deposits in Transylvania County, North Carolina. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, have greater resources.

Our competition for loans comes primarily from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies, mortgage brokers and private investors. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non- depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

General. The largest component of our loan portfolio is real estate mortgage loans, primarily one- to four-family residential mortgage loans and commercial mortgage loans, and to a lesser extent, revolving mortgage loans (which consist of home equity loans and lines of credit), consumer loans, construction and land development loans, and commercial and industrial loans. We originate loans for investment purposes, although we generally sell our fixed-rate residential mortgage loans into the secondary market with servicing released.

We intend to continue to emphasize residential and commercial mortgage lending, while also concentrating on ways to expand our commercial and industrial lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area. We do not offer Alt-A, sub-prime or no-documentation mortgage loans.

Our emphasis on commercial mortgage, and commercial construction and land development loans exposed us to losses as the recent economic recession, whose adverse effects were delayed in impacting western North Carolina, adversely affected businesses and developers in our market area. While our charge-offs declined in 2011 compared to 2010, low demand for real estate continued to place pressure on real estate values. In 2011, we charged off $1.9 million of our commercial construction and land development loan portfolio, $1.1 million of our commercial mortgage portfolio and $1.0 million of our commercial and industrial loan portfolio. We also charged off $1.7 million of our non-commercial mortgage loan portfolio and $400,000 of our consumer loan portfolio. In 2010, we charged off $7.9 million of our commercial construction and land development loan portfolio and $6.1 million of our commercial mortgage portfolio. We also charged off $3.0 million of our non-commercial mortgage loan portfolio and $1.1 million of our consumer loan portfolio in 2010. The losses in our consumer loan portfolio were related primarily to our indirect financing of automobile loans and, as a result of such losses, we suspended our indirect automobile financing activities. We continue to emphasize our commercial mortgage lending activities. However, due to recent economic conditions, we have also suspended most financing of the construction of any properties built on a speculative basis. Our current focus is to originate commercial mortgage loans secured by owner-occupied properties and small business loans.

One-to Four-Family Residential Loans. At December 31, 2011, we had $175.9 million in one- to four-family residential loans, which represented 40.6% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

Our residential lending policies and procedures conform to the secondary market guidelines. We offer a mix of adjustable rate mortgage loans and fixed-rate mortgage loans with terms of up to 30 years. Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to an initially discounted interest rate and loan fees for multi-year adjustable-rate mortgages. The relative amount of fixed-rate mortgage loans and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. We sell most of the fixed-rate mortgages we originate, which reduces our balances of adjustable rate mortgages as they are refinanced into fixed-rate mortgages during periods of low interest rates. We determine the loan fees, interest rates and other provisions of mortgage loans based on our own pricing criteria and competitive market conditions.

Interest rates and payments on our adjustable-rate mortgage loans adjust at intervals of one to five years after an initial fixed period that ranges from one to seven years. Interest rates on our adjustable-rate loans generally are indexed to the US Treasury Constant Maturity Index for the applicable periods. However, in some limited situations, these loans are indexed to the one year London Interbank Offered Rate (LIBOR).

While one-to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer residential mortgage loans with negative amortization and do not currently offer interest-only residential mortgage loans. In the past, we have made interest-only residential mortgages in limited situations involving extremely well qualified borrowers.

We do not make owner occupied one- to four-family residential real estate loans with loan-to-value ratios exceeding 95%, unless the loan is federally guaranteed. Loans with loan-to-value ratios in excess of 80% typically require private mortgage insurance. In addition, we do not make non- owner occupied one- to four-family residential real estate loans with loan-to-value ratios exceeding 85% unless we are able to sell the loan on the secondary market. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

Commercial Mortgage Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate and multi-family properties. At December 31, 2011, commercial mortgage loans totaled $139.9 million, or 32.3% of our total loan portfolio, of which $139.1 million was performing. Our commercial mortgage loans are generally secured by commercial, industrial and manufacturing, small to moderately-sized office and retail properties, hotels, multi-family properties and hospitals and churches located in our primary market area. Although we have historically made commercial mortgage loans that are secured by both owner-occupied and nonowner-occupied properties, we are currently emphasizing the origination of commercial mortgage loans that are secured by owner-occupied properties. At December 31, 2011, $31.5 million or 22.5% of our commercial real estate loans were secured by owner-occupied properties.

We originate fixed-rate and adjustable-rate commercial mortgage loans, generally with terms of three to five years and payments based on an amortization schedule of up to 30 years, resulting in “balloon” balances at maturity. For our adjustable-rate commercial mortgage loans, interest rates are typically equal to the prime lending rate as reported in The Wall Street Journal plus an applicable margin. Currently, our adjustable-rate commercial mortgage loans typically provide for an interest rate floor. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 85% and may require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition, credit history, loan-to-value ratio, debt service coverage ratio and other factors, including whether the property securing the loan will be owner occupied.

At December 31, 2011, our largest commercial mortgage loan had an outstanding balance of $6.6 million. This loan was originated in March 2008 and is secured by a multi-use property, including office, manufacturing and warehouse space, located in Asheville, North Carolina. The loan is currently performing in accordance with its original terms.

Construction and Land Development Loans. We have originated construction and land development loans for commercial properties, such as retail shops and office units, and multi-family properties, and construction and land development loans for one-to four-family homes. At December 31, 2011, commercial construction and land development loans totaled $22.4 million, which represented 5.2% of our total loan portfolio, of which $7.7 million were performing, and residential construction and land development loans totaled $3.9 million, which represented 0.9% of our total loan portfolio, of which $3.8 million were performing. Residential construction loans are typically for a term of 12 months with monthly interest only payments, and generally are followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Except for speculative loans, discussed below, residential construction loans are generally only made to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Interest rates on construction loans are generally tied to an index plus an applicable margin. We generally require a maximum loan-to-value ratio of 80% for all construction loans.

We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

In the past, we have originated speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. However, due to recent economic conditions, we are no longer emphasizing the origination of speculative construction loans. At December 31, 2011, we had speculative residential construction loans of $429 thousand and speculative commercial construction loans of $9.5 million.

At December 31, 2011, our largest construction loan was to fund a project to develop mixed-use retail, commercial office and residential condominiums in western North Carolina. During the fourth quarter of 2011, the loan migrated from a performing troubled debt restructured loan to a nonaccruing troubled debt restructured loan. As of December 31, 2011, the primary loan had a balance of $8.6 million and the Bank’s additional loan to a third party associated with the borrower’s Chapter 11 bankruptcy plan for the purpose of facilitating a debtor in possession loan to complete certain key units in the project had a balance of $2.3 million. The debtor in possession loan, which totaled $2.9 million including funds loaned by the third party, has a superior position to the Bank’s primary loan. The court dismissed the bankruptcy and the loans stopped performing. The project has eight retail condominiums of which four have been leased, 11 office condominiums of which three have sold, and 29 residential condominiums of which one has sold.

We also selectively originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. Land development loans, which are offered for terms of up to 18 months, are generally indexed to the prime rate as reported in The Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio of 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. These loans are typically amortized for no more than fifteen years with a three- or five-year balloon payment. At December 31, 2011, our largest land development loan had an outstanding balance of $3.7 million and was on nonaccruing status due to nonperformance.

Revolving Mortgages and Consumer Loans. We offer revolving mortgage loans, which consist of home equity loans and lines of credit, and various consumer loans, including automobile loans and loans secured by deposits. At December 31, 2011, revolving mortgage loans totaled $51.0 million, or 11.8% of our total loan portfolio, of which $50.6 million were performing, and consumer loans totaled $22.6 million, or 5.2% of our total loan portfolio, of which $22.5 million were performing. Our revolving mortgage loans consist of both home equity loans with fixed-rate amortizing terms of up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate, as published in The Wall Street Journal , plus an applicable margin. At December 31, 2011, our largest outstanding revolving mortgage loan balance was $406,000, which was performing. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. We typically do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Prior to 2010, we originated indirect financing for automobile loans. However, this product was suspended because we began experiencing substantial losses on that component of our portfolio. Any future reinstatement of this lending program will be conducted in accordance with prudent underwriting standards. As of December 31, 2011, substantially all of our consumer loans were comprised of our remaining indirect automobile financing portfolio.

Commercial and Industrial Loans. We typically offer commercial and industrial loans to small businesses located in our primary market area. At December 31, 2011, commercial and industrial loans totaled $17.5 million, which represented 4.1% of our total loan portfolio. Commercial and industrial loans consist of floating rate loans indexed to the prime rate as published in The Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to 25 years, depending on the collateral type. Our commercial and industrial loan portfolio consists primarily of loans that are secured by equipment, accounts receivable and inventory, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors.

At December 31, 2011, our largest commercial and industrial loan was the $2.3 million debtor in possession loan discussed above, which is no longer performing in accordance with its original terms. At December 31, 2011, our second largest commercial and industrial loan had an outstanding balance of $1.3 million. This loan was originated in October 2009 and is secured by the borrower’s inventory of automobile parts. The loan is performing in accordance with its original terms.

Loan Underwriting

Adjustable-Rate Loans. While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, an increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Commercial Mortgage Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial mortgage loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. Management has hired additional experienced lending officers and credit management personnel over the past several years in order to continue to safely manage this type of lending. To monitor cash flows on income producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Construction and Land Development Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, speculative construction loans, which are loans made to home builders who, at the time of loan origination, have not yet secured an end buyer for the home under construction, typically carry higher risks than those associated with traditional construction loans. These increased risks arise because of the risk that there will be inadequate demand to ensure the sale of the property within an acceptable time. As a result, in addition to the risks associated with traditional construction loans, speculative construction loans carry the added risk that the builder will have to pay the property taxes and other carrying costs of the property until an end buyer is found. Land development loans have substantially similar risks to speculative construction loans. To monitor cash flows on construction properties, we require borrowers and loan guarantors, if any, to provide annual financial statements and, in reaching a decision on whether to make a construction or land development loan, we consider and review a global cash flow analysis of the borrower and consider the borrower’s expertise, credit history and profitability. We also generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

Revolving Mortgages and Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Commercial and Industrial Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment income or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial and industrial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial and industrial loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Selected employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured. Currently, our Executive Vice President and Chief Lending Officer and our President and Chief Executive Officer each have aggregate secured lending authority up to $750,000 per loan and unsecured lending authority up to $250,000 per loan. Any single transaction of $250,000 or less, when the total relationship exposure is greater than $1.5 million, can be approved by either our Executive Vice President and Chief Lending Officer or our President and Chief Executive Officer. In addition, our Senior Vice President and Senior Credit Manager has secured lending authority up to $500,000 and unsecured lending authority up to $150,000, our Senior Vice President and Regional Manager has consumer lending authority up to $150,000 real estate secured, $50,000 in other secured lending, and $50,000 in unsecured lending, our Vice President of Retail and Small Business Lending has consumer and small business lending authority up to $150,000 real estate secured, $50,000 in other secured lending, and $25,000 in unsecured lending, and other lending personnel have various smaller lending authorities based on experience and job knowledge. Our Vice President of Mortgage Lending has secured mortgage lending authority up to $350,000. Loan requests between $750,000 and $1.5 million may be approved jointly by our Executive Vice President and Chief Lending Officer and our President and Chief Executive Officer. For loans in excess of $1.5 million, the Bank’s Loan Committee has final approval authority.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by regulation to 15% of our unimpaired capital and surplus, as defined. At December 31, 2011, our regulatory limit on loans to one borrower was $14.9 million. At that date, our largest lending relationship was also our largest commercial construction loan, an $8.6 million loan coupled with a debtor in possession loan to a third party in the amount of $2.3 million for a total related debt of $10.9 million. Both loans were no longer performing in accordance with their terms.

Loan Commitments. We typically issue commitments for most loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 to 60 days. See note 13 to the consolidated financial statements included in this annual report.

Investment Activities

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Atlanta, we also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock, which is not publicly traded.

At December 31, 2011, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, securities issued by government sponsored enterprises and municipal securities. We do not currently invest in trading account securities.

Our investment objectives are: (i) to provide and maintain liquidity within the guidelines of North Carolina banking law and the regulations of the Federal Deposit Insurance Corporation and (ii) to manage interest rate risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our President and Chief Executive Officer, our Chief Financial Officer and our Treasurer are responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis.

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are attracted from within our primary market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), regular savings accounts and certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

Borrowings. We use advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements.

Financial Services

The Bank has an agreement with a third-party registered broker-dealer, LPL Financial LLC (“LPL”), through which the Bank offers its customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. For the years ended December 31, 2011, 2010 and 2009, pursuant to the Bank’s agreement with LPL, the Bank received fees of $275,000, $232,000 and $111,000, respectively.

Subsidiaries

The Bank is the Company’s sole wholly owned subsidiary. The Bank has two subsidiaries, Appalachian Financial Services, Inc., which was formed to engage in investment activities, and Wenoca, Inc., which serves as the Bank’s trustee regarding deeds of trust. Both subsidiaries are organized as North Carolina corporations.

REGULATION AND SUPERVISION

The Bank is a North Carolina chartered savings bank and the wholly owned subsidiary of the Company, which is a North Carolina corporation and registered bank holding company. The Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank is subject to extensive regulation by the North Carolina Commissioner of Banks (the “NCCoB”), as its chartering agency, and by the FDIC, as its deposit insurer. The Bank is required to file reports with, and is periodically examined by, the FDIC and the NCCoB concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and, for purposes of the FDIC, the protection of the insurance fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The Bank is a member of the Federal Home Loan Bank of Atlanta (the “FHLB of Atlanta” or “FHLB”). The Company is regulated as a bank holding company by the Federal Reserve Board (the “FRB”) and the NCCoB. Any change in such regulatory requirements and policies, whether by the North Carolina legislature, the FDIC, the FRB or Congress, could have a material adverse impact on the Company, the Bank and their operations.

Certain regulatory requirements applicable to the Company and the Bank are referred to below or elsewhere herein. This description of statutes and regulations is intended to be a summary of the material provisions of such statutes and regulations and their effects on the Company and the Bank. You are encouraged to reference the actual statutes and regulations for additional information.

Recent Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010, significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision and required that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the FRB to supervise and regulate all savings and loan holding companies.

The Dodd-Frank Act required the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months. These new leverage and capital requirements must take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets are examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives the state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd Frank Act also broadened the base for FDIC insurance assessments, permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided that noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012. Lastly, the Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It remains difficult to predict what impact the new legislation and implementing regulations will have on community banks such as Asheville Savings, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act are not yet in effect, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations may increase our operating and compliance costs in the future.

North Carolina Banking Laws and Supervision

General. As a North Carolina savings bank, Asheville Savings is subject to supervision, regulation and examination by the NCCoB and to various North Carolina statutes and regulations which govern, among other things, investment powers, lending and deposit taking activities, borrowings, maintenance of surplus and reserve accounts, distributions of earnings and payment of dividends. In addition, Asheville Savings is also subject to North Carolina consumer protection and civil rights laws and regulations. The approval of the NCCoB is required for a North Carolina savings bank to establish or relocate branches, merge with other financial institutions, organize a holding company, issue stock and undertake certain other activities.

Net Worth Requirement. North Carolina law requires that a North Carolina savings bank maintain a net worth of not less than 5% of its total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement.

Investment Activities. Subject to limitation by the NCCoB, North Carolina savings banks may make any loan or investment or engage in any activity that is permitted to federally chartered institutions. In addition to such lending authority, North Carolina savings banks are generally authorized to invest funds in certain statutorily permitted investments, including but not limited to (i) obligations of the United States, or those guaranteed by it; (ii) obligations of the State of North Carolina; (iii) bank demand or time deposits; (iv) stock or obligations of the federal deposit insurance fund or a Federal Home Loan Bank; (v) savings accounts of any savings institution as approved by the board of directors; and (vi) stock or obligations of any agency of the State of North Carolina or of the United States or of any corporation doing business in North Carolina whose principal business is to make education loans. However, a North Carolina savings bank cannot invest more than 15% of its total assets in business, commercial, corporate and agricultural loans, and cannot directly or indirectly acquire or retain any corporate debt security that is not of investment grade.

Loans to One Borrower Limitations. North Carolina law provides state savings banks with broad lending authority. However, subject to certain limited exceptions, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank. In addition, loans and extensions of credit fully secured by readily marketable collateral may not exceed 10% of the net worth of the savings bank. These limitations do not apply to loans or obligations made: (i) for any purpose otherwise permitted under North Carolina law in an amount not to exceed $500,000; (ii) to develop domestic residential housing units, not to exceed the lesser of $30.0 million or 30% of the savings bank’s net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank’s net worth; or (iii) to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank’s net worth.

Dividends. A North Carolina stock savings bank may not declare or pay a cash dividend on, or repurchase any of, its capital stock if after making such distribution, the institution would become, or if it already is, “undercapitalized” (as such term is defined under applicable law and regulations) or such transaction would reduce the net worth of the institution to an amount which is less than the minimum amount required by applicable federal and state regulations.

Regulatory Enforcement Authority. Any North Carolina savings bank that does not operate in accordance with the regulations, policies and directives of the NCCoB may be subject to sanctions for noncompliance, including revocation of its articles of incorporation. The NCCoB may, under certain circumstances, suspend or remove officers or directors of a state savings bank who have violated the law or conducted the bank’s business in a manner which is unsafe or unsound. Upon finding that a state savings bank has engaged in an unsafe, unsound or discriminatory manner, the NCCoB may issue an order to cease and desist and impose civil monetary penalties on the institution.

Federal Banking Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Asheville Savings, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common shareholder’s equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

In addition, FDIC regulations require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0.0% to 100.0%. State nonmember banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. Most recently, the agencies have established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Investment Activities. Since the enactment of Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”), all state-chartered federally insured banks, including savings banks, have generally been limited in their investment activities to principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The FDICIA and the FDIC regulations promulgated thereunder permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange or the Nasdaq Global Market and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is 100% of Tier 1 Capital, as specified by the FDIC’s regulations, or the maximum amount permitted by North Carolina law, whichever is less. In addition, the FDIC is authorized to permit such institutions to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specifies that a non-member bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Transactions with Affiliates. Transactions between banks and their related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act and Regulation W (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to non-affiliates. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition, loans or other extensions of credit by the financial institution to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act. The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited by specific categories.

Enforcement. The FDIC has extensive enforcement authority over insured state-chartered savings banks, including Asheville Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (1) insolvency; (2) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (3) existence of an unsafe or unsound condition to transact business; and (4) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

Insurance of Deposit Accounts. The FDIC insures deposits at FDIC insured financial institutions such as Asheville Savings. Deposit accounts at the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Certain accounts are 100% insured through the end of 2012. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

As part of its plan to restore the Deposit Insurance Fund in the wake of the large number of bank failures following the financial crisis, the FDIC imposed a special assessment of 5 basis points for the second quarter of 2009. In addition, the FDIC has required all insured institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. As part of this prepayment, the FDIC assumed a 5% annual growth in the assessment base and applied a 3 basis point increase in assessment rates effective January 1, 2011.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefines the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments will be based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base will be much larger than the current base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry will not be significantly altered. The new rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. The Bank’s 2011 FDIC insurance cost decreased approximately $288,000 primarily as a result of these changes.

Federal Home Loan Bank System. Asheville Savings is a member of the Federal Home Loan Bank System, which consists twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Asheville Savings, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2011, Asheville Savings complied with this requirement with an investment in FHLB of Atlanta stock of $3.9 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, or general results of operations, could reduce or eliminate the dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Federal Deposit Insurance Corporation to provide a written evaluation of an association’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.

Asheville Savings received a “satisfactory” rating as a result of its most recent Community Reinvestment Act assessment.

Other Regulations

Interest and other charges collected or contracted for by Asheville Savings are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Asheville Savings also are subject to, among other things, the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Federal Reserve System

The FRB regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $59.5 million; a 10% reserve ratio is applied above $59.5 million. The first $11.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually. Asheville Savings complies with the foregoing requirements.

Holding Company Regulation

The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the FRB. As a result, prior FRB approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the FRB, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The Company is also subject to the FRB’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for Asheville Savings.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever held as a separate subsidiary a depository institution in addition to Asheville Savings.

The Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.

The status of the Company as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. As a result, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, the Company’s principal executive officer and principal financial and accounting officer each are required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls.

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2011 and 2010 calendar years, the Company’s maximum federal income tax rate was 34%.

The Company and the Bank have entered into a tax allocation agreement. Because the Company owns 100% of the issued and outstanding capital stock of the Bank, the Company and the Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group the Company is the common parent corporation. As a result of this affiliation, the Bank may be included in the filing of a consolidated federal income tax return with the Company and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.

Distributions. If Asheville Savings makes “non-dividend distributions” to the Company, the distributions will be considered to have been made from the Bank’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from the Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in the Bank’s taxable income. Non-dividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not be so included in the Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Asheville Savings makes a non-dividend distribution to the Company, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Asheville Savings does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

North Carolina. North Carolina imposes corporate income and franchise taxes. North Carolina’s corporate income tax is 6.9% of the portion of a corporation’s net income allocable to the state. If a corporation in North Carolina does business in North Carolina and in one or more other states, North Carolina taxes a fraction of the corporation’s income based on the amount of sales, payroll and property it maintains within North Carolina. North Carolina franchise tax is levied on business corporations at the rate of $1.50 per $1,000 of the largest of the following three alternate bases: (i) the amount of the corporation’s capital stock, surplus and undivided profits apportionable to the state; (ii) 55% of the appraised value of the corporation’s property in the state subject to local taxation; or (iii) the book value of the corporation’s real and tangible personal property in the state less any outstanding debt that was created to acquire or improve real property in the state.

Any cash dividends, in excess of a certain exempt amount, that would be paid with respect to ASB Bancorp, Inc. common stock to a shareholder (including a partnership and certain other entities) who is a resident of North Carolina will be subject to the North Carolina income tax. Any distribution by a corporation from earnings according to percentage ownership is considered a dividend, and the definition of a dividend for North Carolina income tax purposes may not be the same as the definition of a dividend for federal income tax purposes. A corporate distribution may be treated as a dividend for North Carolina income tax purposes if it is paid from funds that exceed the corporation’s earned surplus and profits under certain circumstances.

Item 1A.	Risk Factors

Risks Related to Our Business

Significant loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. In addition, we might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. Furthermore, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the NCCoB, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the FDIC and/or the NCCoB after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $10.6 million and $12.7 million, or 2.45% and 2.54% of total loans outstanding and 51.53% and 94.43% of nonperforming loans, at December 31, 2011 and December 31, 2010, respectively. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2011, we had 59 loan relationships with outstanding balances that exceeded $1.0 million, four of which had an aggregate loan balance of $16.0 million that were not performing according to their original terms. The deterioration of one or more of these loans could result in a significant increase in our non-performing loans and our provision for loan losses, which would negatively impact our results of operations.

Our commercial lending activities have exposed us to losses in recent periods and our continued emphasis on commercial lending may expose us to future lending risks.

Our emphasis on commercial mortgage, commercial construction and commercial land development loans has exposed us to losses as the recent economic recession has adversely affected many businesses and developers in our market area. We are continuing to emphasize our commercial mortgage and commercial and industrial lending activities. However, due to recent economic conditions, we have stopped financing the construction of any properties built on a speculative basis and are emphasizing the origination of commercial mortgage loans secured by owner-occupied properties.

At December 31, 2011, our loan portfolio included $139.9 million, or 32.3% of total loans, of commercial mortgage loans, $22.4 million, or 5.2% of total loans, of commercial construction and land development loans, and $17.5 million, or 4.1% of total loans, of commercial and industrial loans. Commercial mortgage loans, commercial construction and land development loans and commercial and industrial loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful operation of the property and the income stream of the borrowers, and in the case of commercial construction and land development loans, the successful completion and sale of the project. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial and industrial loans also expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

In addition, much of the loans in our commercial loan portfolio were originated in recent years and are unseasoned. Our commercial loan portfolio increased from $137.5 million, or 28.4% of total loans, at December 31, 2006 to $250.2 million or 41.8% of total loans at December 31, 2009 and was $179.9 million, or 41.5% of total loans, at December 31, 2011. During this period, the largest increase in our commercial loan portfolio was in commercial mortgage loans, which increased from $87.1 million, or 18.0% of total loans, at December 31, 2006 to $139.9 million, or 32.3% of total loans, at December 31, 2011. Given the large portion of our commercial loan portfolio that is unseasoned, we do not have a significant payment history pattern from which to judge future collectability, particularly in this period of unfavorable economic conditions. As a result, it may be difficult to predict the future performance of this component of our loan portfolio and these loans may have high delinquency or charge-off levels above our historical experience, which could adversely impact our future performance.

A continuation or worsening of national and local economic conditions could result in increases in our level of non- performing loans and/or reduce demand for our products and services, which may negatively impact our financial condition and results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. The recent economic recession has caused the Asheville metropolitan area to experience a decline in tourism and a reduced influx of retirees from other parts of the country, which has negatively impacted our local economy. In addition, the recent economic recession has also resulted in increased job losses in the manufacturing services sector. Over the course of the past year, the tourism industry in the Asheville metropolitan area has largely recovered, which positively impacted the economy in a number of our local markets, such as Buncombe and Henderson counties, that directly benefit from this industry, but the overall unemployment rate in the Asheville metropolitan area increased to 7.9% in December 2011 from 7.7% in December 2010. The Asheville metropolitan area has continued to experience a reduced number of relocating retirees and a decline in the manufacturing industry. McDowell County, which is located in our primary market area, continued to post unemployment rates that exceeded both the national and state unemployment rates. As of December 2011, the unemployment rate for McDowell County was 12.6%, while the national and state unemployment rates were 8.5% and 9.9%, respectively. In addition, our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Continued or further deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan and lease losses, which could necessitate increasing our provision for loans losses and reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of Buncombe, Madison, McDowell, Henderson and Transylvania Counties in North Carolina and the surrounding areas. This concentration makes us vulnerable to a downturn in the local economy and real estate markets. Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

Changes in interest rates may hurt our profits and asset value.

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our borrowings. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities are shorter in duration than our assets, so they will adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs will rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—will also reduce our interest rate spread. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities are shorter in duration than our assets, when the yield curve flattens or even inverts, we will experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets.

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

Our business strategy includes moderate growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Over the long term, we expect to experience growth in our assets, our deposits and the scale of our operations, whether through organic growth or acquisitions. However, achieving our growth targets requires us to successfully execute our business strategies. Our business strategies include continuing to diversify our loan portfolio by increasing our commercial and industrial lending activities and introducing new and competitive deposit products. Our ability to successfully grow will also depend on the continued availability of loan opportunities that meet our stringent underwriting standards. If we do not manage our growth effectively, we may not be able to achieve our business plan, and our business and prospects could be adversely affected.

Financial reform legislation recently enacted by Congress will, among other things, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Asheville Savings, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act will increase shareholder influence over boards of directors by requiring certain public companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

Asheville Savings is subject to extensive government regulation, supervision and examination by the FDIC and the NCCoB and the Company is subject to regulation and supervision by the FRB. Such regulation, supervision and examination govern the activities in which we may engage, and is intended primarily for the protection of the deposit insurance fund and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations, including the potential for increased compliance costs.

We may have credit risk in our investment and mortgage-backed securities portfolio.

At December 31, 2011, $249.1 million, or 31.5% of our assets, consisted of investment and mortgage-backed securities, $135.1 million, or 54.0% of which were issued by, or have principal and interest payments guaranteed by Fannie Mae or Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency placed Fannie Mae and Freddie Mac into federal conservatorship. Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, these credit facilities and other capital infusions may not be adequate for their needs. If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered. Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse affect on the market value and cash flows of the investment and mortgage-backed securities we hold, resulting in substantial losses. We also maintain an investment in FHLB of Atlanta stock, which totaled $3.9 million at December 31, 2011. In response to unprecedented market conditions and potential future losses, the FHLB of Atlanta has implemented an initiative to preserve capital by significantly reducing the amount of its cash dividend payments, which has adversely affected our income. If the FHLB of Atlanta is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of FHLB of Atlanta stock may be determined to be other than temporarily impaired and may require a charge to earnings.

If we continue to experience reduced loan demand, we will be required to invest a significant percentage of our assets in investment securities, which typically have a lower yield than our loan portfolio.

In recent periods, we have experienced a decline in loan demand as deteriorating economic conditions have resulted in elevated unemployment rates, reductions in property values and a decline in the manufacturing industry within certain segments of our primary market area. If we continue to experience reduced loan demand upon consummation of the offering, we will be required to invest a significant percentage of the offering proceeds in investment securities, which generally yield substantially less than the loans we hold in our portfolio. This would negatively impact our results of operations, which are substantially dependent on our net interest income, or the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was approximately $334,000. In December 2009, in lieu of imposing an additional special assessment, the FDIC required all institutions to prepay their assessments for all of 2010, 2011 and 2012, which for us totaled $3.6 million. Additional increases in the base assessment rate or additional special assessments would negatively impact our earnings.

Strong competition within our market area could hurt our profits and slow growth.

Although we consider ourselves competitive in our primary market area of Buncombe, Madison, McDowell, Henderson and Transylvania Counties in North Carolina and the surrounding areas, we face intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which reduces net interest income. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business through our main office, banking centers and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2011.

(dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2011
Banking Centers:
Downtown Asheville (Main Office)	1936	24,124	Owned	—	$3,564
11 Church Street
Asheville, NC 28801
Black Mountain	1960	4,500	Owned	—	308
300 West State Street
Black Mountain, NC 28711
Mars Hill	1974	2,500	Owned	—	1,439
105 North Main Street
Mars Hill, NC 28754
Skyland	1976	3,108	Owned	—	685
1879 Hendersonville Road
Asheville, NC 28803
East Asheville	1978	3,570	Owned	—	130
10 South Tunnel Road
Asheville, NC 28805
North Asheville	1979	9,846	Owned	—	436
778 Merrimon Avenue
Asheville, NC 28804
West Asheville	1981	3,670	Owned	—	376
1012 Patton Avenue
Asheville, NC 28806
Marion	1981	6,000	Owned	—	191
162 North Main Street
Marion, NC 28752
Hendersonville	1992	4,000	Owned	—	642
601 North Main Street
Hendersonville, NC 28792
Brevard	1995	2,100	Owned	—	856
2 Market Street
Straus Park
Brevard, NC 28712
Reynolds	2001	3,500	Owned	—	1,052
5 Olde Eastwood Village Boulevard
US 74 East
Asheville, NC 28803
Enka-Candler	2003	3,500	Owned	—	1,063
907 Smoky Park Highway
Candler, NC 28715

(dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2011
Fletcher	2008	3,415	Lot Leased	1/31/2027	$990
3551 Hendersonville Road			Structure
Fletcher, NC 28732			Owned
Other Offices:
Operations and Administration	2003	46,000	Leased	4/30/2017	433
901 Smoky Park Highway
Candler, NC 28715
Commercial Lending	1998	1,940	Owned	—	—	(1)
11 Church Street
Asheville, NC 28801

(1)	Net book value is reflected in net book value for our main office located at 11 Church Street, Asheville, North Carolina.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “ASBB.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Global Market on October 12, 2011. As of the close of business on December 31, 2011, there were 5,584,551 shares of common stock outstanding held by 626 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Global Market for the periods indicated. As stated above, the Company completed its initial public offering on October 11, 2011 and commenced trading on the Nasdaq Global Market on October 12, 2011. Accordingly, there is no information for high and low sale prices for the first three quarters of the year ended December 31, 2011 or for any quarterly period in the year ended December 31, 2010.

Market Price Per Share
Quarter ended:	High Close	Low Close	Last Close
December 31, 2011	$11.99	$11.30	$11.70
September 30, 2011	n/a	n/a	n/a
June 30, 2011	n/a	n/a	n/a
March 31, 2011	n/a	n/a	n/a

The Company did not declare any dividends to its stockholders during the year ended December 31, 2011. See Item 1, “Business—Regulation and Supervision,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

The Company did not purchase any shares of its common stock during the quarter ended December 31, 2011. Under current FDIC regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

Item 6.	Selected Financial Data

The summary financial data presented below at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are derived in part from the audited consolidated financial statements that appear in this annual report. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes included in this annual report.

	December 31,
(in thousands)	2011	2010	2009	2008	2007
Selected Financial Condition Data:
Balances at end of period:
Total assets	$790,868	$749,965	$749,307	$705,095	$638,656
Cash and cash equivalents	72,327	24,234	23,176	39,384	54,789
Securities available for sale	243,863	175,445	90,057	37,362	26,996
Securities held to maturity	5,218	5,948	6,958	5,442	10,856
Federal Home Loan Bank stock	3,870	3,970	3,993	5,020	3,325
Loans held for sale	6,590	8,386	3,890	2,926	2,548
Loans receivable, net of deferred fees	432,883	500,003	597,601	590,095	521,154
Allowance for loan losses	(10,627)	(12,676)	(8,994)	(6,403)	(5,074)
Foreclosed real estate	8,125	10,650	3,699	6,272	—
Deposits	608,236	619,757	608,538	535,640	505,290
Overnight and short-term borrowings	758	1,008	1,694	31,219	4,561
Federal Home Loan Bank advances	60,000	60,000	60,000	60,000	50,000
Total equity	115,571	62,881	73,649	69,921	71,059
Average balances for period:
Average total assets	766,149	759,576	731,351	663,126	628,475
Average loans	471,260	563,013	606,995	556,542	501,627
Average interest-earning assets	724,409	727,338	701,709	633,502	599,742
Average deposits	617,735	620,518	587,457	519,498	499,329
Average interest-bearing liabilities	626,562	638,837	616,244	549,073	518,955
Average total equity	82,151	72,684	71,555	73,018	70,029

	Year Ended December 31,
(in thousands except per share data)	2011	2010	2009	2008	2007
Selected Operating Data:
Interest and dividend income	$28,734	$32,815	$35,654	$36,683	$39,091
Interest expense	8,642	11,444	14,772	16,745	19,116

Net interest income	20,092	21,371	20,882	19,938	19,975
Provision for loan losses	3,785	22,419	4,655	3,049	932

Net interest income (loss) after provision for loan losses	16,307	(1,048)	16,227	16,889	19,043
Noninterest income	7,949	7,683	7,186	5,286	5,686
Noninterest expense	22,481	22,167	21,091	18,361	17,395

Income (loss) before income tax provision	1,775	(15,532)	2,322	3,814	7,334
Income tax provision (benefit)	588	(6,074)	791	1,382	2,642

Net income (loss)	$1,187	$(9,458)	$1,531	$2,432	$4,692

Selected Per Share Data:
Earnings per share - basic	$0.23	$—	$—	n/a	n/a
Earnings per share - diluted	0.23	—	—	n/a	n/a
Tangible book value per share	20.69	n/a	n/a	n/a	n/a
Stock price High	11.99	n/a	n/a	n/a	n/a
Low	11.30	n/a	n/a	n/a	n/a
Close	11.70	n/a	n/a	n/a	n/a

	Year Ended December 31,
	2011	2010	2009	2008	2007
Performance Ratios:
Return on average assets	0.15%	–1.25%	0.21%	0.37%	0.75%
Return on average equity	1.44%	–13.01%	2.14%	3.33%	6.70%
Yield on average interest-earning assets	3.98%	4.52%	5.08%	5.79%	6.52%
Cost of average interest-bearing liabilities	1.38%	1.79%	2.40%	3.05%	3.68%
Interest rate spread (1)	2.60%	2.73%	2.68%	2.74%	2.84%
Net interest margin (2)	2.79%	2.94%	2.98%	3.15%	3.33%
Noninterest expense to average assets	2.93%	2.92%	2.88%	2.77%	2.77%
Efficiency ratio (3)	79.90%	76.18%	75.08%	72.79%	67.79%
Average interest-earning assets to average interest-bearing liabilities	115.62%	113.85%	113.87%	115.38%	115.57%
Average equity to average assets	10.72%	9.57%	9.78%	11.01%	11.14%
Capital Ratios:
Tier 1 risk-based capital to adjusted average assets	11.09%	8.36%	10.13%	10.98%	11.16%
Tier 1 risk-based capital to risk-weighted assets	21.35%	13.04%	13.72%	13.84%	15.42%
Total risk-based capital to risk-weighted assets	22.62%	14.31%	14.98%	15.03%	16.51%
Tangible capital to tangible assets	14.61%	8.38%	9.83%	9.92%	11.13%
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.45%	2.54%	1.51%	1.09%	0.97%
Allowance for loan losses as a percent of nonperforming loans	51.53%	94.43%	54.23%	180.32%	103.00%
Net charge-offs to average loans outstanding during period	1.24%	3.33%	0.34%	0.31%	0.10%
Nonperforming loans as a percent of total loans	4.76%	2.68%	2.77%	0.60%	0.94%
Nonperforming assets as a percent of total assets	3.63%	3.21%	2.71%	1.39%	0.77%
Other Data:
Banking centers	13	13	13	13	12
Full-time equivalent employees	167	165	163	174	175

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents noninterest expenses divided by the sum of net interest income on a tax equivalent basis using a federal marginal tax rate of 34% and noninterest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and the notes to consolidated financial statements that appear at the end of this annual report.

Operating Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We have sought to achieve this through the adoption of a business strategy designed to maintain a strong capital position and high asset quality. We continue to execute our plan to resolve our asset quality problems. We hired senior management with backgrounds in consumer and commercial banking to help us diversify our product offerings and expand our consumer and commercial deposit and lending products, while emphasizing high asset quality standards. Our operating strategies include the following:

•	continuing to provide products and services to individuals and businesses in the communities served by our branch offices;

•	continuing to originate residential and commercial mortgage loans;

•	expanding our commercial and industrial lending activities and emphasizing the origination of small business loans;

•	emphasizing lower cost core deposits to maintain low funding costs;

•	expanding our market share within our primary market area; and

•	seeking to enhance fee income through providing investment advisory services.

Continuing to provide products and services to individuals and businesses in the communities served by our branch offices.

We have continually operated as a community-oriented financial institution since we were established in 1936. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of consumer and business financial services through our network of banking center offices and will remain steadfast in our pursuit of ways to improve convenience, safety, and service through our product offerings.

Continuing to originate residential and commercial mortgage loans.

Our primary lending focus has been, and will continue to be, on operating as a residential and commercial mortgage lender. We originate fixed and adjustable-rate residential and commercial mortgage loans that are retained in our loan portfolio. However, most of the fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released as part of our efforts to reduce our interest rate risk. At December 31, 2011, residential mortgage loans totaled $175.9 million, or 40.6% of our total loan portfolio, and commercial mortgage loans totaled $139.9 million, or 32.3% of our total loan portfolio. Our total residential and commercial mortgage loans decreased to $315.8 million at December 31, 2011 from $388.2 million at December 31, 2009 as we managed our problem loans and experienced low loan demand throughout this two-year period, but we intend to continue to emphasize our residential and commercial mortgage lending activities.

Expanding our commercial and industrial lending activities and emphasizing the origination of small business loans.

We intend to expand our commercial and industrial lending activities and to originate an increased number of small business loans. Management has hired additional experienced lending officers and credit management personnel over the past several years in order to continue to safely manage this type of lending. Although commercial and industrial lending has decreased recently as we have managed our problem loans and experienced low loan demand, our goal is to increase this portion of our portfolio using conservative underwriting practices to increase the yield in our loan portfolio.

Emphasizing lower cost core deposits to maintain low funding costs.

We seek to increase our net interest income by controlling our costs of funding. As a traditional thrift institution, a greater percentage of our deposit accounts has historically been higher balance, higher cost certificates of deposits. Over the past several years, we worked to reduce our dependence on traditional higher cost deposits in favor of stable lower cost core deposits. We used additional product offerings, technology, and a focus on customer service in working toward this goal. In addition, we intend to seek demand deposits by growing commercial banking relationships.

Expanding our market share within our primary market area.

We intend to expand our market share in our primary market area by evaluating additional branch expansion opportunities. Subject to favorable market conditions, our goal is to continue to open additional branch offices in our primary market area. In addition, we are interested in pursuing opportunities to acquire other financial institutions, including through Federal Deposit Insurance Corporation assisted transactions, and branches of other financial institutions in our primary market area and surrounding areas, although we currently have no definitive plans or commitments regarding potential acquisition opportunities.

Seeking to enhance fee income through providing investment advisory services.

Through a relationship with LPL Financial LLC (formerly UVEST Investment Services), we currently provide a full array of investment services for individuals and small businesses, including full access to financial market instruments such as mutual funds. As of December 31, 2011 and 2010, commission income relating to our investment advisory services totaled $275,000 and $232,000, respectively. In the future, we intend to continue to enhance our fee income by providing investment advisory services to our customers through our relationship with LPL.

Overview

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are deposit and other service charge income, mortgage banking income derived from the sale of loans in the secondary market, income from debit card services, and income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Expenses. The noninterest expense we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, federal deposit insurance premiums and assessments, data processing expenses and various other miscellaneous expenses. Our future noninterest expenses are likely to increase as a result of expenses related to shareholder communications and meetings, stock exchange listing fees, the employee stock ownership plan, stock compensation plans, and additional legal and accounting services.

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We anticipate recognizing additional future employee compensation expenses stemming from our adoption of new equity-based benefit plans. We cannot determine the actual amount of future compensation expense that will result from these new proposed equity-based benefit plans because applicable accounting guidance requires that the compensation expense recognized on the shares of common stock granted under these plans be based on the fair market value of the common shares measured at specific points in the future.

Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of the related assets, which range from three to forty years.

Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.

Federal deposit insurance premiums and assessments are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts.

Other expenses include expenses for professional services, advertising, office supplies, postage, telephone, foreclosed properties, insurance and other miscellaneous operating expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See note 1 and 5 included in the notes to consolidated financial statements included in this annual report.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management estimates the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other than temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 3 and 13 of the notes to the consolidated financial statements included in this annual report

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. See note 1 of the notes to the consolidated financial statements included in this annual report.

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation. See note 11 of the notes to the consolidated financial statements included in this annual report.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General. Total assets increased $40.9 million, or 5.5%, to $790.9 million at December 31, 2011 from $750.0 million at December 31, 2010, primarily due to $53.9 million in proceeds from the sale of Company common stock, net of issuance expenses, in connection with the Bank’s mutual to stock conversion, that were partially offset by an $11.5 million reduction in deposits. Cash and cash equivalents also increased $48.1 million, or 198.5%, to $72.3 million at December 31, 2011 from $24.2 million at December 31, 2010 due to the receipt of proceeds from the issuance of stock in the conversion. Investment securities increased $67.7 million, or 37.3%, to $249.1 million at December 31, 2011 from $181.4 million at December 31, 2010, primarily due to the reinvestment of proceeds from loan repayments and prepayments that were not replaced by new loan originations. Loans receivable, net of deferred fees, decreased $67.1 million, or 13.4%, to $432.9 million at December 31, 2011 from $500.0 million at December 31, 2010 as loan repayments, prepayments, and foreclosures continued to outpace new loan originations.

Loans. Loan originations totaled $140.3 million for the year ended December 31, 2011 compared to $197.1 million for the year ended December 31, 2010. Residential mortgage loan originations totaled $81.7 million in 2011 compared to $121.4 million in 2010, while residential construction and land development loan originations totaled $10.7 million in 2011 compared to $15.8 million in 2010. Originations of commercial mortgage, commercial construction and land development, and commercial and industrial loans totaled $32.7 million, $1.1 million and $7.2 million, respectively, for the year ended December 31, 2011 compared to $43.5 million, no originations and $7.7 million, respectively, for the year ended December 31, 2010. Revolving mortgage originations totaled $6.4 million in 2011 compared to $8.0 million in 2010, while consumer loan originations totaled $483,000 in 2011 compared to $523,000 in 2010 . The decrease in consumer loan originations during 2011 was attributable to management’s decision in 2009 to suspend indirect automobile loan financing originations. Origination activity was significantly offset by $131.4 million of normal loan repayments and prepayments and $68.9 million in loan sales for the year ended December 31, 2011, compared to $163.9 million and $97.1 million, respectively, for the year ended December 31, 2010.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2011		2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial:
Commercial mortgage	$139,947	32.30%	$164,553	32.88%	$197,239	32.98%
Commercial construction and land development	22,375	5.17%	28,473	5.69%	30,158	5.04%
Commercial and industrial	17,540	4.05%	17,656	3.53%	22,794	3.81%

Total	179,862	41.52%	210,682	42.10%	250,191	41.83%

Non-commercial:
Residential mortgage	175,866	40.59%	180,439	36.06%	190,965	31.93%
Residential construction and land development	3,907	0.90%	8,670	1.73%	15,141	2.53%
Revolving mortgage	51,044	11.78%	53,432	10.68%	55,038	9.20%
Consumer	22,588	5.21%	47,212	9.43%	86,768	14.51%

Total	253,405	58.48%	289,753	57.90%	347,912	58.17%

Total loans	433,267	100.00%	500,435	100.00%	598,103	100.00%

Less: net deferred loan origination fees	384		432		502
Less: allowance for loan losses	10,627		12,676		8,994

Loans receivable, net	$422,256		$487,327		$588,607

	December 31,
	2008		2007
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial:
Commercial mortgage	$141,565	23.97%	$91,465	17.53%
Commercial construction and land development	28,998	4.91%	36,140	6.93%
Commercial and industrial	27,367	4.63%	24,235	4.65%

Total	197,930	33.51%	151,840	29.11%

Non-commercial:
Residential mortgage	201,160	34.06%	194,135	37.22%
Residential construction and land development	23,491	3.98%	23,580	4.52%
Revolving mortgage	53,834	9.10%	47,734	9.15%
Consumer	114,268	19.35%	104,349	20.00%

Total	392,753	66.49%	369,798	70.89%

Total loans	590,683	100.00%	521,638	100.00%

Less: net deferred loan origination fees	588		485
Less: allowance for loan losses	6,403		5,073

Loans receivable, net	$583,692		$516,080

Loan Portfolio Maturities

The following tables set forth certain information at December 31, 2011 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	December 31, 2011
(in thousands)	Commercial Mortgages	Commercial Construction and Land Development	Commercial and Industrial	Total Commercial
Amounts due in:
One year or less	$18,807	$17,274	$4,808	$40,889
More than one year through two years	37,002	1,260	2,140	40,402
More than two years through three years	35,136	1,568	4,302	41,006
More than three years through five years	30,227	811	2,722	33,760
More than five years through ten years	15,611	1,148	3,568	20,327
More than ten years through fifteen years	3,164	314	—	3,478

Total	$139,947	$22,375	$17,540	$179,862

	December 31, 2011
(in thousands)	Residential Mortgages	Residential Construction and Land Development	Revolving Mortgages	Consumer	Total Non- Commercial	Total Loans
Amounts due in:
One year or less	$3,233	$429	$122	$2,553	$6,337	$47,226
More than one year through two years	8,531	—	309	5,690	14,530	54,932
More than two years through three years	4,445	—	431	9,385	14,261	55,267
More than three years through five years	5,035	—	1,097	4,898	11,030	44,790
More than five years through ten years	13,366	—	20,681	62	34,109	54,436
More than ten years through fifteen years	10,018	—	28,404	—	38,422	41,900
More than fifteen years	131,238	3,478	—	—	134,716	134,716

Total	$175,866	$3,907	$51,044	$22,588	$253,405	$433,267

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2011 that have contractual maturities after December 31, 2012 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Due After December 31, 2012
(in thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Commercial:
Commercial mortgage	$63,016	$58,124	$121,140
Commercial construction and land development	3,157	1,944	5,101
Commercial and industrial	10,505	2,227	12,732

Total commercial	76,678	62,295	138,973

Non-commercial:
Residential mortgage	81,048	91,585	172,633
Residential construction and land development	472	3,006	3,478
Revolving mortgage	—	50,922	50,922
Consumer	20,035	—	20,035

Total non-commercial	101,555	145,513	247,068

Total loans receivable	$178,233	$207,808	$386,041

Some of our adjustable rate loans contain rate floors that are equal to the initial interest rate on the loan. When market interest rates fall below the rate floor, as has occurred in recent months, loan rates do not adjust further downward. As market interest rates rise in the future, the interest rates on these loans may rise based on the contract rate (index plus the margin) exceeding the initial interest rate floor; however, contract interest rates will only increase when the index plus margin exceed the imposed rate floor.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated, including residential mortgage loans intended for sale in the secondary market.

	Year Ended December 31,
(in thousands)	2011	2010	2009	2008	2007
Total loans at beginning of period	$495,713	$592,497	$586,618	$518,628	$481,088

Loans originated:
Commercial:
Commercial mortgage	32,688	43,547	74,382	92,923	76,070
Construction and land development	1,068	—	—	5,109	8,364
Commercial and industrial	7,199	7,737	10,742	15,255	10,925
Non-commercial:
Residential mortgage	81,705	121,439	131,017	97,731	88,251
Construction and land development	10,734	15,845	12,142	7,546	12,036
Revolving mortgage	6,385	7,966	20,524	32,010	33,479
Consumer	483	523	26,248	70,014	67,143

Total loans originated	140,262	197,057	275,055	320,588	296,268

Loans purchased:
Commercial:
Commercial mortgage	125	2,191	6,209	2,120	13,152
Construction and land development	560	41		939	1,500

Total loans purchased	685	2,232	6,209	3,059	14,652

Total loans originated and purchased	140,947	199,289	281,264	323,647	310,920
Deduct:
Loan principal repayments	131,393	163,910	151,368	196,007	211,344
Loan sales	68,850	97,103	116,352	50,053	61,048
Foreclosed loans transferred to foreclosed properties	3,533	12,585	2,968	6,272	—
Charge-offs	6,134	18,863	2,193	1,893	681
Deductions for other items (1)	(2,096)	3,612	2,504	1,432	307

Net loan activity during the period	(66,867)	(96,784)	5,879	67,990	37,540

Total loans at end of period	$428,846	$495,713	$592,497	$586,618	$518,628

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers. We generally sell in the secondary market long-term fixed-rate residential mortgage loans that we originate. Our decision to sell loans is based on prevailing market interest rate conditions, interest rate management and liquidity needs. Occasionally, we have purchased participation interests in commercial real estate loans to supplement our loan portfolio. We underwrite participation interests using the same underwriting standards for loans that we originate for our portfolio. At December 31, 2011, our participation interests totaled $11.4 million, $3.6 million of which was secured by properties located outside of our primary market area. At December 31, 2011, $10.8 of our $11.4 million in participation interests were performing in accordance with their original loan terms.

Investment Security Portfolio

At December 31, 2011, our securities portfolio consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae, securities of U.S. government agencies and corporations, securities of various government sponsored entities and securities of state and municipal governments. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2011, our securities portfolio represented 31.5% of total assets, compared to 24.2% at December 31, 2010, as a result of the investment of loan repayments that exceeded loan originations and the proceeds from the issuance of common stock in connection with the Bank’s mutual to stock conversion. At December 31, 2011, $243.9 million of our securities portfolio was classified as available for sale, while $5.2 million of our securities portfolio was classified as held to maturity. Securities classified as held to maturity are United States government sponsored entity, mortgage-backed and state and local government securities. In addition, at December 31, 2011, we had $3.9 million of other investments, at cost, which consisted solely of Federal Home Loan Bank of Atlanta common stock. Securities increased by $67.7 million, or 37.3%, to $249.1 million at December 31, 2011 from $181.4 million at December 31, 2010 for the reasons previously cited.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. For all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits.

	December 31,
	2011		2010		2009
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. government agencies and corporations	$41,305	$42,367	$50,254	$50,043	$25,048	$25,108
Mortgage-backed and similar securities	186,011	188,870	121,896	121,449	60,880	61,338
State and local government	11,359	11,914	3,379	3,287	1,026	1,030
Other debt securities	—	—	—	—	2,070	1,944
Other equity securities	689	712	664	666	641	637

Total available for sale	239,364	243,863	176,193	175,445	89,665	90,057

Securities held to maturity:
U.S. government agencies and corporations	1,078	1,218	1,090	1,168	1,102	1,096
Mortgage-backed and similar securities	1,726	1,847	2,449	2,598	3,452	3,590
State and local government	2,414	2,688	2,409	2,432	2,404	2,498

Total held to maturity	5,218	5,753	5,948	6,198	6,958	7,184

Total securities	$244,582	$249,616	$182,141	$181,643	$96,623	$97,241

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2011. Weighted average yields on tax-exempt securities are presented on a taxable equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity. There were no investment securities with stated maturities of less than one year at December 31, 2011.

	One Year or Less		More than One Year To Five Years		More than Five Years To Ten Years
(dollars in thousands)	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield
Securities available for sale:
U.S. government agencies and corporations	$—	0.00%	$34,065	1.45%	$6,296	2.40%
Mortgage-backed and similar securities	—	0.00%	15,441	4.26%	17,966	1.87%
State and local government	—	0.00%	—	0.00%	3,006	1.76%

Total available for sale	—	0.00%	49,506	2.33%	27,268	1.98%

Securities held to maturity:
U.S. government agencies and corporations	—	0.00%	1,078	3.99%	—	0.00%
Mortgage-backed and similar securities	—	0.00%	152	4.55%	976	4.72%

Total held to maturity	—	0.00%	1,230	4.06%	976	4.72%

Total securities	$—	0.00%	$50,736	2.37%	$28,244	2.07%

	More than Ten Years		Total
(dollars in thousands)	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield
Securities available for sale:
U.S. government agencies and corporations	$2,006	2.00%	$42,367	1.62%
Mortgage-backed and similar securities	155,463	2.07%	188,870	2.23%
State and local government	8,908	2.58%	11,914	2.37%
Other equity securities	712	0.00%	712	0.00%

Total available for sale	167,089	2.09%	243,863	2.13%

Securities held to maturity:
U.S. government agencies and corporations	—	0.00%	1,078	3.99%
Mortgage-backed and similar securities	598	4.77%	1,726	4.72%
State and local government	2,414	4.10%	2,414	4.10%

Total held to maturity	3,012	4.23%	5,218	4.28%

Total securities	$170,101	2.13%	$249,081	2.17%

(1)	Carrying value is fair value for securities available for sale and amortized cost for securities held to maturity.

Deposits

We accept deposits primarily from individuals and businesses who are located in our primary market area or who have a preexisting lending relationship with us. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. Deposits serve as the primary source of funds for our lending and investment activities. Deposit accounts offered include individual and business checking accounts, money market accounts, individual NOW accounts, savings accounts and certificates of deposit. Noninterest-bearing accounts consist of free checking and commercial checking accounts.

The following table sets forth the balances of our deposit accounts at the dates indicated.

	December 31,
	2011		2010		2009
(dollars in thousands)	Total	Percent	Total	Percent	Total	Percent
Non-interest-bearing accounts	$54,102	8.89%	$44,996	7.26%	$37,715	6.20%
NOW accounts	132,812	21.84%	134,836	21.76%	125,648	20.65%
Money market accounts	137,901	22.67%	131,138	21.16%	117,866	19.37%
Savings accounts	24,880	4.09%	21,384	3.45%	18,973	3.12%

Core deposits	349,695	57.49%	332,354	53.63%	300,202	49.34%
Certificates of deposit	258,541	42.51%	287,403	46.37%	308,336	50.66%

Total	$608,236	100.00%	$619,757	100.00%	$608,538	100.00%

Core deposits, which exclude certificates of deposit, increased $17.3 million, or 5.2%, to $349.7 million at December 31, 2011 from $332.4 million at December 31, 2010. Also during 2011, non-interest-bearing deposits, money market deposits, and savings deposits increased $9.1 million, $6.8 million, and $3.5 million, respectively, while NOW deposits decreased $2.0 million. While we continued to place greater emphasis on attracting lower cost core deposits, our core deposit growth was also significantly affected by sustained low deposit rates in our competitive markets as the spread between core deposits and certificate time deposits remained narrow throughout 2011.

Certificates of deposit decreased $28.9 million, or 10.0%, to $258.5 million at December 31, 2011 from $287.4 million at December 31, 2010. The decrease reflects management’s continued focus on reducing deposit interest rates to improve the Bank’s net interest margin. A portion of these funds were moved to other types of interest-bearing deposits with us including money market accounts. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influences our willingness to match competitors’ rates to retain these accounts.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2011. Jumbo certificates of deposit require minimum deposits of $100,000.

(in thousands)	Amount
Maturity period:
Three months or less	$7,111
Over three through six months	18,764
Over six through twelve months	40,506
Over twelve months	22,717

Total	$89,098

The following table sets forth time deposits classified by rates at the dates indicated.

	December 31,
(in thousands)	2011	2010	2009
0.00 - 1.00%	$79,693	$55,780	$3,315
1.01 - 2.00%	95,151	129,173	156,804
2.01 - 3.00%	79,163	91,623	89,095
3.01 - 4.00%	3,282	8,684	37,580
4.01 - 5.00%	1,252	2,143	21,208
5.01 - 6.00%	—	—	334

Total	$258,541	$287,403	$308,336

The following table sets forth the amount and maturities of time deposits at December 31, 2011.

	Amount Due
(dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits
0.00 - 1.00%	$66,024	$13,559	$110	$—	$79,693	30.82%
1.01 - 2.00%	56,080	20,828	16,542	1,701	95,151	36.81%
2.01 - 3.00%	61,980	11,330	1,300	4,553	79,163	30.62%
3.01 - 4.00%	2,090	698	494	—	3,282	1.27%
4.01 - 5.00%	1,018	234	—	—	1,252	0.48%

Total	$187,192	$46,649	$18,446	$6,254	$258,541	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Beginning balance	$619,757	$608,538	$535,640

Increase (decrease) before interest credited	(17,743)	2,195	60,558
Interest credited	6,222	9,024	12,340

Net increase (decrease) in deposits	(11,521)	11,219	72,898

Ending balance	$608,236	$619,757	$608,538

Borrowings

We use borrowings from the FHLB of Atlanta, federal funds purchased and other short-term borrowings to supplement our supply of funds for loans and investments and for interest rate risk management, which are summarized in the following table.

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Maximum balance outstanding at any month-end during period:
FHLB advances	$60,000	$60,000	$60,000
Overnight and short-term borrowings	1,617	1,638	30,783
Average balance outstanding during period:
FHLB advances	$60,245	$60,000	$60,000
Overnight and short-term borrowings	1,049	1,189	4,051
Weighted average interest rate during period:
FHLB advances	4.01%	4.03%	4.03%
Overnight and short-term borrowings	0.29%	0.25%	0.37%
Balance outstanding at end of period:
FHLB advances	$60,000	$60,000	$60,000
Overnight and short-term borrowings	758	1,008	1,694
Weighted average interest rate at end of period:
FHLB advances	3.97%	4.03%	4.02%
Overnight and short-term borrowings	0.52%	0.33%	0.28%

Our FHLB advances are fixed-rate borrowings that, at the option of the FHLB of Atlanta, can be converted to variable rates. If the FHLB of Atlanta exercises its options to convert the fixed-rate advances to variable rates, then the Bank can accept the new terms or repay the advance without any prepayment penalty. Had the Bank elected to prepay the advances at December 31, 2011, the prepayment penalties were estimated at approximately $8.6 million.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense for twelve-month periods by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax-exempt income on loans and on investment securities has been calculated on a tax-equivalent basis using a federal marginal tax rate of 34%.

	For the Year Ended December 31,
	2011			2010
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets
Interest-earning deposits with banks	$33,089	$85	0.26%	$21,997	$59	0.27%
Loans receivable	471,260	23,421	4.97%	563,013	28,522	5.07%
Investment securities	70,327	1,681	2.53%	50,872	1,545	3.13%
Mortgage-backed and similar securities	145,806	3,507	2.41%	87,474	2,674	3.06%
Other interest-earning assets	3,927	40	1.02%	3,982	15	0.38%

Total interest-earning assets	724,409	28,734	3.98%	727,338	32,815	4.52%

Allowance for loan losses	(12,083)			(11,847)
Noninterest-earning assets	53,823			44,085

Total assets	$766,149			$759,576

Liabilities and equity
NOW accounts	$132,903	934	0.70%	$127,879	1,780	1.39%
Money market accounts	134,672	721	0.54%	123,952	1,046	0.84%
Savings accounts	23,853	72	0.30%	19,994	70	0.35%
Certificates of deposit	273,840	4,495	1.64%	305,823	6,128	2.00%

Total interest-bearing deposits	565,268	6,222	1.10%	577,648	9,024	1.56%
Overnight and short-term borrowings	1,049	3	0.29%	1,189	3	0.25%
Federal Home Loan Bank advances	60,245	2,417	4.01%	60,000	2,417	4.03%

Total interest-bearing liabilities	626,562	8,642	1.38%	638,837	11,444	1.79%

Noninterest-bearing deposits	52,467			42,870
Other noninterest-bearing liabilities	4,969			5,185

Total liabilities	683,998			686,892
Total equity	82,151			72,684

Total liabilities and equity	$766,149			$759,576

Net interest income		$20,092			$21,371

Interest rate spread			2.60%			2.73%
Net interest margin			2.79%			2.94%
Average interest-earning assets to average interest-bearing liabilities	115.62%			113.85%

	For the Year Ended December 31,
	2010			2009
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets
Interest-earning deposits with banks	$21,997	$59	0.27%	$21,160	$50	0.24%
Loans receivable	563,013	28,522	5.07%	606,995	32,690	5.39%
Investment securities	50,872	1,545	3.13%	19,481	858	4.52%
Mortgage-backed and similar securities	87,474	2,674	3.06%	50,053	2,047	4.09%
Other interest-earning assets	3,982	15	0.38%	4,020	9	0.22%

Total interest-earning assets	727,338	32,815	4.52%	701,709	35,654	5.08%

Allowance for loan losses	(11,847)			(7,314)
Noninterest-earning assets	44,085			36,956

Total assets	$759,576			$731,351

Liabilities and equity
NOW accounts	$127,879	1,780	1.39%	$106,560	1,688	1.58%
Money market accounts	123,952	1,046	0.84%	119,960	1,488	1.24%
Savings accounts	19,994	70	0.35%	18,148	73	0.40%
Certificates of deposit	305,823	6,128	2.00%	307,525	9,091	2.96%

Total interest-bearing deposits	577,648	9,024	1.56%	552,193	12,340	2.23%
Overnight and short-term borrowings	1,189	3	0.25%	4,051	15	0.37%
Federal Home Loan Bank advances	60,000	2,417	4.03%	60,000	2,417	4.03%

Total interest-bearing liabilities	638,837	11,444	1.79%	616,244	14,772	2.40%

Noninterest-bearing deposits	42,870			35,264
Other noninterest-bearing liabilities	5,185			8,288

Total liabilities	686,892			659,796
Total equity	72,684			71,555

Total liabilities and equity	$759,576			$731,351

Net interest income		$21,371			$20,882

Interest rate spread			2.73%			2.68%
Net interest margin			2.94%			2.98%
Average interest-earning assets to average interest-bearing liabilities	113.85%			113.87%

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

	Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-earning deposits with banks	$29	$(3)	$26	$2	$7	$9
Loans receivable	(4,569)	(532)	(5,101)	(2,291)	(1,877)	(4,168)
Investment securities	510	(374)	136	1,023	(336)	687
Mortgage-backed and similar securities	1,495	(662)	833	1,242	(615)	627
Other interest-earning assets	—	25	25	—	6	6

Total interest-earning assets	(2,535)	(1,546)	(4,081)	(24)	(2,815)	(2,839)

Interest expense:
NOW accounts	67	(913)	(846)	312	(220)	92
Money market accounts	84	(409)	(325)	48	(490)	(442)
Savings accounts	12	(10)	2	7	(10)	(3)
Certificates of deposit	(598)	(1,035)	(1,633)	(50)	(2,913)	(2,963)

Total interest-bearing deposits	(435)	(2,367)	(2,802)	317	(3,633)	(3,316)
Overnight and short-term borrowings	—	—	—	(8)	(4)	(12)
Federal Home Loan Bank advances	10	(10)	—	—	—	—

Total interest-bearing liabilities	(425)	(2,377)	(2,802)	309	(3,637)	(3,328)

Net increase (decrease) interest income	$(2,110)	$831	$(1,279)	$(333)	$822	$489

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Overview. Net income was $1.2 million, or $0.23 per share, for the year ended December 31, 2011 compared to net loss of $9.5 million for the year ended December 31, 2010 primarily due to a $18.6 million decrease in the provision for loan losses to $3.8 million for the year ended December 31, 2011 compared to $22.4 million for the year ended December 31, 2010. The significant decrease in the provision for loan losses was due to a decrease of $12.9 million in net loan charge-offs to $5.8 million in 2011 from $18.7 million in 2010. Our primary source of income is net interest income, which decreased to $20.1 million for 2011 from $21.4 million for 2010. Noninterest income increased $266,000 during the year ended December 31, 2011, while noninterest expenses increased by $314,000 during 2011.

Net Interest Income. Net interest income decreased by $1.3 million, or 6.0%, for the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily due to a decrease in interest on loans, which was partially offset by an increase in income from securities, as well as a decrease in interest expense. Total interest income decreased by $4.1 million, or 12.4%, as loan interest income decreased by $5.1 million, or 17.9%, during the year ended December 31, 2011, due primarily to a decrease in average loan balances of $91.8 million, or 16.3%, primarily because loan repayments and charge-offs were not replaced by new loan originations, and a 10 basis point decrease in the yield earned on loans during 2011. Income from securities increased by $1.0 million primarily due to an increase in the average balance of investment securities and mortgage-backed and related securities of $19.5 million and $58.3 million, respectively, the effect of which was partially offset by a decrease in the yield earned on investment securities and mortgage-backed and related securities of 60 basis points and 65 basis points, respectively. The increased average balances of investment securities and mortgage-backed and related securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from the issuance of common stock in connection with the Bank’s mutual to stock conversion. Total interest expense decreased by $2.8 million, or 24.5%, during the year ended December 31, 2011, primarily resulting from a 41 basis point decrease in the rates paid on interest-bearing liabilities as well as a decrease of $12.3 million, or 1.9%, in the average balances of interest-bearing liabilities. Interest-bearing liabilities decreased primarily due primarily to a decrease in average deposit balances of $12.4 million, or 2.1%, reflecting a decline in average certificates of deposit that was partially offset by growth in average balances of NOW, money market, and savings accounts. The lower cost of interest-bearing liabilities resulted primarily from a decrease of 46 basis points in the cost of deposits. The decrease in the cost of deposits was due primarily to our continued focus on reducing deposit interest rates by not aggressively competing for certificates of deposit. The average balances of Federal Home Loan Bank advances and overnight and short-term borrowings for the year ended December 31, 2011 did not change significantly from the 2010 levels.

Provision for Loan Losses. The provision for loan losses was $3.8 million for the year ended December 31, 2011 compared to $22.4 million for the year ended December 31, 2010. The decrease in the provision was a result of a decrease in net loan charge-offs in 2011, as well as management’s efforts to maintain the allowance for loan losses at adequate levels. Net loan charge-offs were $5.8 million for the year ended December 31, 2011 compared to $18.7 million for the year ended December 31, 2010.

The allowance is determined based upon management’s analysis of historical loss, environmental factors, as well as updated calculations for allowances needed for impaired loans. Among the qualitative risk factors that we consider in determining the loss percentages include current industry conditions, unemployment rates, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area.

Noninterest Income. During the year ended December 31, 2011, total noninterest income increased $266,000, or 3.5%, to $7.9 million from $7.7 million for the year ended December 31, 2010. The increase in noninterest income was primarily the result of a $600,000 increase in gains realized from sales of investment securities, a $283,000 increase in other noninterest income mainly as the result of loan prepayment penalties, a $55,000 increase in income from debit card services due to increased transactions, which were partially offset by a $350,000 decrease in other deposit service fees, mainly related to reduced overdraft fees, and a $322,000 decrease in mortgage banking income due to lower volume.

Noninterest Expenses. Noninterest expenses increased by $314,000, or 1.4%, to $22.5 million for the year ended December 31, 2011 compared to $22.2 million for the year ended December 31, 2010. The increase was primarily attributable to a $513,000 increase in salaries and employee benefits due primarily to increased staffing, a $181,000 increase in professional expenses and a $94,000 increase in consulting services, a $146,000 increase in foreclosed property expenses, and a $106,000 increase in data processing fees resulting from additional core processor fees, which were partially offset by a $280,000 decrease in federal deposit insurance premiums due to a reduction in deposit balances and a new FDIC assessment methodology, a $133,000 decrease in expenses related to indirect automobile lending, a $132,000 decrease in advertising expense, and a $40,000 decrease in occupancy expense as a result of fewer building repairs.

Income Tax Expense. We recorded a provision for income tax expense of $588,000 for the year ended December 31, 2011 compared to an income tax benefit of $6.1 million for the year ended December 31, 2010, primarily due to a pre-tax income of $1.8 million in 2011 compared to pre-tax loss of $15.5 million in 2010. The effective tax rate was 33.1% for the year ended December 31, 2011 compared to 39.1% for the year ended December 31, 2010, with the decrease primarily resulting from the increase in favorable permanent tax differences relative to the size of the pre-tax income in 2011 and the pre-tax loss in 2010.

Total Comprehensive Income (Loss). Total comprehensive income or loss for the periods presented consists of net income, the change in unrealized gains and losses on securities available for sale, and certain changes in our benefit obligations under our retirement plans, net of tax. We reported total comprehensive income of $3.5 million for the year ended December 31, 2011 compared to a total comprehensive loss of $10.8 million for the year ended December 31, 2010. The changes in the components of comprehensive income were net income of $1.2 million in 2011 compared to a net loss of $9.5 million in 2010, a $3.1 million increase in unrealized gains on securities available for sale in 2011 compared to a $683 increase in unrealized losses on securities available for sale in 2010, and a $837,000 increase in retirement plan benefit obligations in 2011 compared to a $627,000 increase in retirement plan benefit obligations in 2010.

Comparison of Results of Operations for the Years Ended December 31, 2010 and 2009

Overview. We incurred a net loss of $9.5 million for the year ended December 31, 2010 compared to net income of $1.5 million for the year ended December 31, 2009 primarily due to a $17.8 million increase in the provision for loan losses to $22.4 million for the year ended December 31, 2010 compared to $4.7 million for the year ended December 31, 2009. The significant increase in the provision for loan losses was due to an increase of $16.7 million in net charge-offs on the loan portfolio from $2.0 million in 2009 to $18.7 million in 2010. Our primary source of income during each of the years ended December 31, 2010 and 2009 was net interest income, which increased from $20.9 million at December 31, 2009 to $21.4 million at December 31, 2010. Noninterest income increased by $517,000 during the year ended December 31, 2010, while noninterest expenses increased by $1.1 million during 2010.

Net Interest Income. Net interest income increased by $489,000, or 2.3%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily due to a decrease in interest on loans, which was offset by an increase in income from securities, as well as a decrease in interest expense. Total interest income decreased by $2.8 million, or 8.0%, as loan interest income decreased by $4.2 million, or 12.8%, during the year ended December 31, 2010, due primarily to a decrease in average loan balances of $44.0 million, or 7.2%, primarily because loan charge-offs and loan repayments were not replaced by new loan originations, and a 32 basis point decrease in the yield earned on loans during fiscal 2010. Income from securities increased by $1.3 million primarily due to an increase in the average balance of investment securities and mortgage-backed and related securities of $31.4 million and $37.4 million, respectively, the effect of which was partially offset by a decrease in the yield earned on investment securities and mortgage-backed and related securities of 139 basis points and 103 basis points, respectively. The increased balance of investment securities and mortgage-backed and related securities was primarily due to the reinvestment into securities of proceeds from loan repayments and sales, as well as deposit growth. Total interest expense decreased by $3.3 million, or 22.5%, during the year ended December 31, 2010, primarily resulting from a 61 basis point decrease in the cost of interest- bearing liabilities, the effect of which was partially offset by a $22.6 million, or 3.7%, increase in average interest-bearing liabilities. Interest-bearing liabilities increased due primarily to an increase in the average balance of deposits of $25.5 million, or 4.6%, principally due to growth in NOW and money market accounts. The cost of interest-bearing liabilities decreased primarily due to a decrease of 68 basis points in the cost of deposits. The decrease in the cost of deposits was due primarily to our continued focus on reducing deposit interest rates by not aggressively competing for certificates of deposit. The average balance of Federal Home Loan Bank of Atlanta advances and overnight and short-term borrowings for the year ended December 31, 2010 was $61.2 million as compared to $64.0 million for the year ended December 31, 2009.

Provision for Loan Losses. The provision for loan losses was $22.4 million for the year ended December 31, 2010 as compared to $4.7 million for the year ended December 31, 2009. The increase in the provision was necessary to replenish the allowance for loan losses that was depleted due to $18.7 million in net charge-offs of nonperforming loans in 2010, as well as management’s efforts to increase the allowance for loan losses in response to continued elevated levels of non-performing loans, which increased from $3.6 million at December 31, 2008 to $16.6 million and $13.4 million at December 31, 2009 and 2010, respectively. Net charge-offs of $1.7 million, $2.1 million and $18.7 million were recognized in 2008, 2009 and 2010, respectively.

Beginning in the second quarter of 2009, the increase in nonperforming loans related primarily to three nonaccrual commercial mortgage loans with loan balances totaling $6.4 million, 11 commercial and industrial loans with balances totaling $1.4 million, 29 residential one-to four-family loans with balances totaling $5.6 million (22 of which had individual balances of less than $250,000) and $1.5 million of consumer loans. The consumer loans were indirect automobile loans. Asheville Savings discontinued originating indirect automobile loans in 2009. The increase in nonperforming loans had a direct impact on the levels of impaired loans. However, the valuations on collateral dependent loans and management’s assessment of current market conditions supported that significant loan loss reserves on impaired loans were not necessary as of December 31, 2009.

Charge-offs in 2008 and 2009 primarily related to the charge-off of indirect automobile loans as a result of Asheville Savings Bank’s estimate of losses on those loans due to the decrease in the value of the collateral securing those loans.

During 2010 Asheville Savings continued to experience higher levels of defaults on loans. Appraisals received for properties securing collateral dependent loans were beginning to reflect substantial decreases in values in all real estate classes in Asheville Savings Bank’s market area. As a result, Asheville Savings increased its provision for loan losses due to the greater risk of probable loss on its non-impaired loan portfolio and to provide specific reserves on elevated levels of impaired loans. In 2010 Asheville Savings experienced an increase of $4.8 million in its nonaccrual commercial construction and land development loans primarily relating to three lending relationships totaling $4.7 million. Charge-offs substantially increased in 2010 as Asheville Savings charged-off the reserved portion on impaired loans as appraisals and other factors confirmed the losses on impaired loans and on loans that were resolved through foreclosure. For collateral dependent loans, Asheville Savings determines the net realizable value of the collateral based on appraisals, current market conditions, and estimated costs to sell the collateral. Where the loan balance of collateral dependent loans, including any accrued interest, net deferred fees or costs, and unamortized premiums or discounts, exceeds the net realizable value of the collateral securing the loan, the deficiency is identified as unrecoverable, is deemed to be a confirmed loss, and is charged off.

The allowance is determined based upon management’s analysis of historical loss, environmental factors, as well as updated calculations for allowances needed for impaired loans. Among the qualitative risk factors that we consider in determining the loss percentages include current industry conditions, unemployment rates, the levels and trends of delinquencies, percentage of classified loans to total loans, charge-offs, bankruptcy filings and collateral values in our primary market area.

Noninterest Income. During the year ended December 31, 2010, total noninterest income increased $517,000, or 7.2%, as compared to the year ended December 31, 2009. The increase in noninterest income was primarily the result of an increase of $259,000 in gains realized from sales of investment securities, a $178,000 increase in income from debit card services resulting from an increase in debit card activity, and a $76,000 increase in deposit and other service charge income related to ATM activity, partially offset by a decrease of $14,000 in mortgage banking income.

Noninterest Expenses. Noninterest expenses increased by $1.1 million, or 5.2%, for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The primary factors effecting the change were a $2.0 million increase in foreclosed property expenses as a result of higher provisions for write-downs of foreclosed properties, a $126,000 increase in professional and outside services that resulted from legal services related to loan collections, as well as an $81,000 increase in occupancy expense due to a special maintenance assessment, which was partially offset by a $722,000 decrease in salaries and employee benefits due primarily to the decision to limit accrued payouts in 2010 under Asheville Savings Bank’s management incentive and long-term incentive plans, as well as a $377,000 decrease in federal deposit insurance premiums due to a special assessment in 2009, a $46,000 decrease in data processing fees as a result of a vendor credit applied during 2009, and a $29,000 decrease in advertising expenses as a result of overhead cost reduction.

Income Tax Expense. We recorded an income tax benefit of $6.1 million for the year ended December 31, 2010 compared to a provision for income tax expense of $791,000 for the year ended December 31, 2009 primarily due to a pre-tax loss of $15.5 million in 2010 compared to pre-tax income of $2.3 million in 2009. The effective tax rate was 39.1% for the year ended December 31, 2010 compared to 34.1% for the year ended December 31, 2009, with the increase primarily resulting from the decrease in favorable permanent tax differences relative to the size of the pre-tax loss in 2010 and the pre-tax income in 2009.

Total Comprehensive Income (Loss). We incurred a total comprehensive loss of $10.8 million in 2010 compared to a total comprehensive income of $3.7 million in 2009. The changes in the components of comprehensive income were a net loss of $9.5 million in 2010 compared to net income of $1.5 million in 2009, a $683,000 increase in unrealized losses on securities available for sale in 2010 compared to a $107,000 increase in unrealized losses on securities available for sale in 2009, and a $627,000 increase in retirement plan benefit obligations in 2010 compared to a $2.3 million decrease in retirement plan benefit obligations in 2009.

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

Analysis of Non-performing Assets and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due and certain loans that are less than 90 days past due, but that we will not be able to collect the full amount of, to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, or sooner if the facts and circumstances indicate that we will not be able to collect the full amount of the loan, at which time the accrual of interest ceases and accrued interest is reversed and deducted from income. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance to the extent that principal is due and then recognized as interest income.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. Property acquired through foreclosure is recorded at the lower of its cost or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Nonaccruing loans:
Commercial:
Commercial mortgage	$833	$3,810	$6,666	$—	$—
Construction and land development	14,695	5,205	438	—	2,949
Commercial and industrial	2,595	377	1,408	—	—

Total nonaccruing commercial loans	18,123	9,392	8,512	—	2,949

Noncommercial:
Residential mortgage	1,922	3,194	5,558	—	—
Construction and land development	110	553	456	—	—
Revolving mortgage	440	191	489	—	—
Consumer	27	94	1,463	—	37

Total nonaccruing noncommercial loans	2,499	4,032	7,966	—	37

Total nonaccruing loans	20,622	13,424	16,478	—	2,986

Accruing loans past due 90 days or more:
Commercial:
Construction and land development	—	—	—	12	13
Commercial and industrial	—	—	—	68	3

Total accruing commercial loans past due 90 days or more	—	—	—	80	16

Noncommercial:
Residential mortgage	—	—	91	1,790	849
Construction and land development	—	—	—	374	—
Revolving mortgage	—	—	—	525	456
Consumer	—	—	15	782	619

Total accruing noncommercial loans past due 90 days or more	—	—	106	3,471	1,924

Total accruing loans past due 90 days or more	—	—	106	3,551	1,940

Total nonperforming loans (nonaccruing and 90 days or more past due)	20,622	13,424	16,584	3,551	4,926
Foreclosed properties	8,125	10,650	3,699	6,272	—

Total nonperforming assets	28,747	24,074	20,283	9,823	4,926
Performing troubled debt restructurings (2)	1,142	15,233	19,113	—	199

Performing troubled debt restructurings and total nonperforming assets	$29,889	$39,307	$39,396	$9,823	$5,125

Total nonperforming loans to total loans	4.76%	2.68%	2.77%	0.60%	0.94%
Total nonperforming loans to total assets	2.61%	1.79%	2.21%	0.50%	0.77%
Total nonperforming assets to total assets	3.63%	3.21%	2.71%	1.39%	0.77%
Performing troubled debt restructurings and total nonperforming assets to total assets	3.78%	5.24%	5.26%	1.39%	0.80%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.
(2)	Performing troubled debt restructurings exclude nonaccrual troubled debt restructurings.

The following table provides information with respect to changes in our nonperforming assets.

	At December 31,
(dollars in thousands)	2011	2010	$ change	% change
Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial mortgage	$833	$3,810	$(2,977)	–78.1%
Commercial construction and land development	14,695	5,205	9,490	182.3%
Commercial and industrial	2,595	377	2,218	588.3%

Total nonaccruing commercial	18,123	9,392	8,731	93.0%

Noncommercial:
Residential mortgage	1,922	3,194	(1,272)	–39.8%
Noncommercial construction and land development	110	553	(443)	–80.1%
Revolving mortgage	440	191	249	130.4%
Consumer	27	94	(67)	–71.3%

Total nonaccruing noncommercial loans	2,499	4,032	(1,533)	–38.0%

Total nonaccruing loans	20,622	13,424	7,198	53.6%

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—	—	0.0%

Total nonperforming loans	20,622	13,424	7,198	53.6%
Foreclosed properties	8,125	10,650	(2,525)	–23.7%

Total nonperforming assets	28,747	24,074	4,673	19.4%
Performing troubled debt restructurings (2)	1,142	15,233	(14,091)	–92.5%

Performing troubled debt restructurings and total nonperforming loans	$29,889	$39,307	(9,418)	–24.0%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.
(2)	Performing troubled debt restructurings exclude nonaccrual troubled debt restructurings.

Nonperforming loans increased $7.2 million, or 53.6%, to $20.6 million at December 31, 2011 from $13.4 million at December 31, 2010, while performing troubled debt restructurings decreased $14.1 million, or 92.5%, when comparing the same periods. Performing troubled debt restructurings and nonperforming assets decreased $9.4 million, or 24.0%, to $29.9 million, or 3.78% of total assets, at December 31, 2011, compared to $39.3 million, or 5.24% of total assets, at December 31, 2010. Nonperforming assets increased $4.6 million, or 19.4%, to $28.7 million, or 3.63% of total assets, at December 31, 2011, compared to $24.1 million, or 3.21% of total assets, at December 31, 2010. Nonperforming assets included $20.6 million in nonperforming loans and $8.1 million in foreclosed real estate at December 31, 2011, compared to $13.4 million and $10.7 million, respectively, at December 31, 2010. During 2011, nonperforming loans increased $7.2 million, while foreclosed properties decreased $2.5 million. As of December 31, 2011, nonperforming loans included six commercial land development loans that totaled $14.7 million, one commercial mortgage in the amount of $833,000, five commercial and industrial loans that totaled $2.6 million, eleven residential mortgages that totaled $1.9 million, and five home equity loans that totaled $440,000. As of December 31, 2011, the nonperforming loans had specific reserves of $1.0 million. Foreclosed real estate at December 31, 2011 included eighteen properties with a total carrying value of $8.1 million.

Late in the fourth quarter of 2011, one loan for the construction of a mixed-use retail, commercial office, and residential condominium project located in western North Carolina migrated from a performing troubled debt restructuring loan to a nonaccruing loan, which accounted for most of the increase in nonperforming loans and the decrease in performing troubled debt restructurings discussed above. As of December 31, 2011, the primary loan had a balance of $8.6 million, and the Bank loaned an additional $2.3 million loan to a third party associated with the borrower’s Chapter 11 bankruptcy plan for the purpose of facilitating a debtor in possession loan. The debtor in possession loan, which totaled $2.9 million, has a superior position to the Bank’s primary loan. The court dismissed the bankruptcy and the loans stopped performing. The project has eight retail condominiums of which four have been leased, 11 commercial office condominiums of which three have sold, and 29 residential condominiums of which one has sold.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2011, we had $14.2 million of these modified loans, which are also referred to as troubled debt restructurings, of which $1.1 million were performing in accordance with their restructured terms, compared to $20.1 million at December 31, 2010, of which $15.2 million were performing in accordance with their restructured terms. The decrease in troubled debt restructurings since December 31, 2010 was primarily the result of fewer newly restructured loans during the period, loan repayments, loans for which the collateral was transferred to foreclosed properties, loans charged off, and loans meeting sustained performance and other criteria to no longer be disclosed as a troubled debt restructuring. All troubled debt restructurings were restructured in order help the borrowers remain current on their debt obligation. At December 31, 2011, $13.1 million of the total $14.2 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $712,000 for the year ended December 31, 2011 compared to $1.0 million for the year ended December 31, 2010. Interest income recognized on nonperforming loans was $596,000 for the year ended December 31, 2011 compared to $868,000 for the year ended December 31, 2010.

At December 31, 2011, our nonaccruing loans included the following:

•	Commercial Construction and Land Development Loans

•

One primary loan for the construction of a mixed-use retail, commercial office, and residential condominium project located in western North Carolina and one related debtor in possession loan. As of December 31, 2011, the primary loan had a balance of $8.6 million, and the Bank loaned an additional $2.3 million loan to a third party associated with the borrower’s Chapter 11 bankruptcy plan for the purpose of facilitating a debtor in possession loan. The debtor in possession loan, which totaled $2.9 million, has a superior position to the Bank’s primary loan. The court dismissed the bankruptcy in December of 2011 and the loans stopped performing. The project has eight retail condominiums of which four have been leased, 11 commercial office condominiums of which three have sold, and 29 residential condominiums of which one has sold.

•

One loan secured by multiple parcels of contiguous unimproved land located in western North Carolina totaling approximately 730 acres. As of December 31, 2011, the loan was considered impaired and nonaccruing with a balance of $3.7 million after a write-down of $114,000 in 2011 based on an updated appraisal.

•

Two loans to one borrower to develop real estate for mixed commercial and residential use in western North Carolina. The loans were considered impaired and nonaccruing with an aggregate balance of $1.7 million as of December 31, 2011. Specific reserves totaling $283,000 were established in 2011 based on an October 2011 appraised value of $1.6 million. At December 31, 2011, the two loans were in the process of foreclosure.

•

A 19% participation interest with three other banks in one loan to develop 106 single-family lots in central South Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $570,000 as of December 31, 2011 after write-downs in 2011 of $368,000. At December 31, 2011, the property is under a sales contract with no additional loss anticipated.

•	Commercial Mortgage Loans

•

One loan on a commercial condominium located in coastal South Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $833,000 as of December 31, 2011 after write-downs of $770,000 in 2011 based on an updated appraisal. At December 31, 2011, the loan was in the process of foreclosure.

•	Residential Mortgage Loans

•	Eleven loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $1.9 million as of December 31, 2011.

At December 31, 2011, our performing troubled debt restructurings included the following:

•	Residential Mortgage Loans

•	Six loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $1.1 million as of December 31, 2011.

Foreclosed properties consisted of the following at the dates indicated.

	At December 31,
	2011		2010		2009
(dollars in thousands)	Number	Amount	Number	Amount	Number	Amount
By foreclosed loan type:
Commercial mortgage	3	$3,045	3	$4,135	—	$—
Commercial construction and land development	2	1,683	2	1,967	—	—
Residential mortgage	10	1,660	9	1,711	1	170
Residential construction and land development	3	1,737	5	2,837	4	3,529

Total	18	$8,125	19	$10,650	5	$3,699

An analysis of foreclosed real estate follows:

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Beginning balance	$10,650	$3,699	$6,272
Transfers from loans	3,533	12,585	2,968
Capitalized cost	41	72	273
Loss provisions	(1,574)	(1,780)	—
Loss (gain) on sale of foreclosed properties	(410)	(69)	57
Net proceeds from sales of foreclosed properties	(4,115)	(3,719)	(1,671)
Sales of properties funded by loans	—	(138)	(4,200)

Ending balance	$8,125	$10,650	$3,699

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	At December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Classified loans
Substandard loans	$23,972	$31,854	$34,329	$3,145	$4,863
Doubtful loans	2	—	—	—	—
Loss loans	569	265	197	—	65

Total classified loans	24,543	32,119	34,526	3,145	4,928
Special mention loans	34,584	30,490	34,432	8,555	6,936

Total classified and special mention loans	59,127	62,609	68,958	11,700	11,864

Total other classified and special mention assets	—	—	—	—	—

Total classified and special mention assets	$59,127	$62,609	$68,958	$11,700	$11,864

The following table shows the aggregate amounts of our classified loans at the dates indicated and the related changes in our classified loans.

	At December 31,
(dollars in thousands)	2011	2010	$ change	% change
Classified loans:
Substandard loans	$23,972	$31,854	$(7,882)	–24.7%
Doubtful loans	2	—	2	n/a
Loss loans	569	265	304	114.7%

Total classified loans	24,543	32,119	(7,576)	–23.6%
Special mention loans	34,584	30,490	4,094	13.4%

Total classified and special mention loans	$59,127	$62,609	(3,482)	–5.6%

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2011, classified loans totaling $24.5 million included $20.6 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $3.9 million in performing classified loans included the following:

•	Commercial Construction and Land Development Loans

•	One loan on a commercial lot located in western North Carolina. As of December 31, 2011, the loan was less than 90 days delinquent with a remaining balance of $363,000.

•	One loan on a commercial lot located in western North Carolina. As of December 31, 2011 the loan was performing with a balance of $143,000.

•	Commercial Mortgage Loans

•	One loan on commercial retail property located in western North Carolina. As of December 31, 2011, the loan was performing with a balance of $521,000.

•	Residential Mortgage Loans

•	Twenty loans to multiple unrelated borrowers for one- to- four-family residential properties with an aggregate balance of $2.4 million as of December 31, 2011.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets.

At December 31, 2011, special mention loans included the following large potentially problematic loan:

•	Commercial Mortgage Loans

•

One loan on nonowner-occupied commercial real estate for the purchase of an existing mobile home park to be used for future development located in coastal South Carolina. As of December 31, 2011, the loan was performing with a balance of $3.2 million. The future performance of the loan is dependent upon the guarantor group’s ability and willingness to service the debt, and only one of the guarantors has been providing financial support with respect to the loan. The Bank is in the process of determining the contributory value of the collateral and negotiating the renewal of the loan with the supporting guarantor.

The following table provides information about delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	Delinquent 31-89 Days		Delinquent 90 Days or More
(dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
At December 31, 2011
Commercial:
Commercial mortgage	—	$—	1	$833
Commercial construction and land development	1	363	7	6,251
Commercial and industrial	9	2,177	4	506
Noncommercial:
Residential mortgage	12	1,426	11	1,922
Residential construction and land development	—	—	1	110
Revolving mortgage	11	751	4	407
Consumer	213	939	7	27

Total delinquent loans	246	$5,656	35	$10,056

At December 31, 2010
Commercial:
Commercial mortgage	3	$2,298	3	$3,363
Commercial construction and land development	4	462	4	3,451
Commercial and industrial	20	288	2	290
Noncommercial:
Residential mortgage	48	4,996	20	2,878
Residential construction and land development	2	282	3	553
Revolving mortgage	19	576	7	191
Consumer	165	1,387	9	94

Total delinquent loans	261	$10,289	48	$10,820

At December 31, 2009
Commercial:
Commercial mortgage	3	$2,226	3	$6,293
Commercial construction and land development	3	95	3	438
Commercial and industrial	39	1,689	9	210
Noncommercial:
Residential mortgage	58	7,024	27	4,707
Residential construction and land development	3	569	4	456
Revolving mortgage	35	1,318	10	589
Consumer	297	3,254	118	1,512

Total delinquent loans	438	$16,175	174	$14,205

	Delinquent 31-89 Days		Delinquent 90 Days or More
(dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
At December 31, 2008
Commercial:
Commercial mortgage	6	$4,920	4	$1,201
Commercial construction and land development	1	142	3	1,082
Commercial and industrial	46	1,036	19	432
Noncommercial:
Residential mortgage	12	384	4	89
Revolving mortgage	47	1,754	28	1,057
Consumer	326	3,611	116	1,719

Total delinquent loans	438	$11,847	174	$5,580

At December 31, 2007
Commercial:
Commercial construction and land development	—	$—	2	$2,962
Commercial and industrial	15	173	1	3
Noncommercial:
Residential mortgage	53	2,972	11	849
Residential construction and land development	3	762	—	0
Revolving mortgage	16	535	7	456
Consumer	143	1,196	71	656

Total delinquent loans	230	$5,638	92	$4,926

The following table provides information about changes in our delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	At December 31,
(dollars in thousands)	2011	2010	$ change	% change
Delinquent 31-89 Days
Commercial:
Commercial mortgage	$—	$2,298	$(2,298)	–100.0%
Commercial construction and land development	363	462	(99)	–21.4%
Commercial and industrial	2,177	288	1,889	655.9%
Noncommercial:
Residential mortgage	1,426	4,996	(3,570)	–71.5%
Residential construction and land development	—	282	(282)	–100.0%
Revolving mortgage	751	576	175	30.4%
Consumer	939	1,387	(448)	–32.3%

Total loans delinquent 31-89 days	5,656	10,289	(4,633)	–45.0%

Delinquent 90 Days or More
Commercial:
Commercial mortgage	833	3,363	$(2,530)	–75.2%
Commercial construction and land development	6,251	3,451	2,800	81.1%
Commercial and industrial	506	290	216	74.5%
Noncommercial:
Residential mortgage	1,922	2,878	(956)	–33.2%
Residential construction and land development	110	553	(443)	–80.1%
Revolving mortgage	407	191	216	113.1%
Consumer	27	94	(67)	–71.3%

Total loans delinquent 90 days or more	10,056	10,820	(764)	–7.1%

Total delinquent loans	$15,712	$21,109	(5,397)	–25.6%

The decrease in loans 31 to 89 days past due to December 31, 2011 from December 31, 2010 was primarily attributable to a decrease of $2.3 million in commercial mortgages and a decrease of $3.6 million in residential mortgages, partially offset by an increase in commercial and industrial loans of $1.9 million.

At December 31, 2011, the Bank’s larger loans past due 31 to 89 days were as follows:

•	Commercial Construction and Land Development Loans

•	One loan on a commercial lot located in western North Carolina. The loan was less than 90 days delinquent with a remaining balance of $363,000 as of December 31, 2011.

•	Residential Mortgage Loans

•	Twelve loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $1.4 million as of December 31, 2011.

•	Commercial and Industrial Loans

•

One loan in the amount of $2.3 million made to a third party associated with the Chapter 11 bankruptcy plan of the Bank’s largest commercial construction and land development borrower for the purpose of facilitating a debtor in possession loan. The commercial construction and land development loan had a balance of $8.6 million at December 31, 2011. The debtor in possession loan, which totaled $2.9 million, has a superior position to the Bank’s construction and land development loan. The court dismissed the bankruptcy and the loans stopped performing.

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. On a monthly basis, we evaluate the need to establish allowances for probable losses on loans. When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses is reviewed periodically by the board of directors. The board of directors also reviews the allowance for loan losses established on a quarterly basis.

General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. Estimated loss percentages are assigned to loans based upon factors that include historical loan losses, delinquency trends, volume and interest rate trends, bank policy changes, and national, regional and local economic conditions. These loss factors will be evaluated at least annually by our Asset Quality Committee, which consists of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Lending Officer, and other key personnel from our credit, finance, and risk management departments, and documentation of this review is maintained in the Asset Quality Committee minutes. The Asset Quality Committee may also determine that certain events or circumstances have taken place that would impact the loan portfolio for the time period being reviewed, such as a natural disaster. In such cases, methodologies should be based on events that might not yet be recognized in the loan grading or performance of the loan groupings. The Asset Quality Committee reports to the audit committee of our board of directors on a quarterly basis.

Specific Valuation Allowance. The allowance for loan losses takes into consideration that specific losses on loans deemed to be impaired are recognized in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 310. Pursuant to ASC Topic 310, we deem a loan to be impaired when it is probable that we will not be able to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Generally, all classified loans (loans classified substandard, doubtful, and loss) are considered impaired and are measured for impairment under ASC Topic 310 in order to determine if an impairment reserve is required. In addition, loans that are deemed to be troubled debt restructurings are considered impaired and evaluated for an impairment reserve under ASC Topic 310. Further, any non-accrual loan are considered impaired unless there is strong and credible evidence that the loan will begin performing according to the contractual terms of the loan agreement within a reasonable period of time. Such evidence must be well documented in a credit memorandum for the loan file. Any impaired loan, when evaluated for an impairment reserve under ASC Topic 310 and no requirement for such reserve is determined, will still be deemed impaired and will not be analyzed with respect to a general valuation allowance. Rather, such loan will continue to be included in impaired loans under ASC Topic 310 with a zero reserve.

ASC Topic 310 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, for collateral dependent loans, the fair value of the collateral, net of estimated costs of disposal. Since full collection of principal and interest is not expected for impaired loans, income accrual is normally discontinued on such loans at the time they first become impaired.

Unallocated Valuation Allowance. Our allowance for loan losses methodology may also include an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.

The following table sets forth the breakdown of the allowance for loan losses by loan class at the dates indicated.

	At December 31,
	2011			2010
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans
Commercial:
Commercial mortgage	$4,496	42.31%	32.30%	$5,486	43.28%	32.88%
Commercial construction and land development	1,399	13.16%	5.17%	1,232	9.72%	5.69%
Commercial and industrial	730	6.87%	4.05%	782	6.17%	3.53%

Total commercial	6,625	62.34%	41.52%	7,500	59.17%	42.10%

Non-commercial:
Residential mortgage	2,125	20.00%	40.59%	2,207	17.41%	36.06%
Residential construction and land development	189	1.78%	0.90%	749	5.91%	1.73%
Revolving mortgage	1,092	10.27%	11.78%	1,021	8.05%	10.68%
Consumer	596	5.61%	5.21%	1,041	8.21%	9.43%

Total non-commercial	4,002	37.66%	58.48%	5,018	39.58%	57.90%

Total	10,627	100.00%	100.00%	12,518	98.75%	100.00%
Unallocated	—	0.00%	0.00%	158	1.25%	0.00%

Total allowance for loan losses	$10,627	100.00%	100.00%	$12,676	100.00%	100.00%

	At December 31,
	2009			2008
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans
Commercial:
Commercial mortgage	$3,432	38.16%	32.98%	$1,921	30.00%	23.97%
Commercial construction and land development	494	5.49%	5.04%	370	5.78%	4.91%
Commercial and industrial	381	4.24%	3.81%	376	5.87%	4.63%

Total commercial	4,307	47.89%	41.83%	2,667	41.65%	33.51%

Non-commercial:
Residential mortgage	1,489	16.56%	31.93%	869	13.57%	34.06%
Residential construction and land development	242	2.69%	2.53%	247	3.86%	3.98%
Revolving mortgage	688	7.65%	9.20%	431	6.73%	9.10%
Consumer	2,069	23.00%	14.51%	1,721	26.88%	19.35%

Total non-commercial	4,488	49.90%	58.17%	3,268	51.04%	66.49%

Total	8,795	97.79%	100.00%	5,935	92.69%	100.00%
Unallocated	199	2.21%	0.00%	468	7.31%	0.00%

Total allowance for loan losses	$8,994	100.00%	100.00%	$6,403	100.00%	100.00%

	At December 31,
	2007
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans
Commercial:
Commercial mortgage	$936	18.45%	17.53%
Commercial construction and land development	343	6.76%	6.93%
Commercial and industrial	337	6.64%	4.65%

Total commercial	1,616	31.85%	29.11%

Non-commercial:
Residential mortgage	1,078	21.25%	37.22%
Residential construction and land development	229	4.51%	4.52%
Revolving mortgage	606	11.94%	9.15%
Consumer	1,395	27.49%	20.00%

Total non-commercial	3,308	65.19%	70.89%

Total	4,924	97.04%	100.00%
Unallocated	150	2.96%	0.00%

Total allowance for loan losses	$5,074	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the FDIC and the NCCoB, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The FDIC and the NCCoB may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral value cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009	2008	2007
Balance at beginning of period	$12,676	$8,994	$6,403	$5,074	$4,638
Provision for loan losses	3,785	22,419	4,655	3,049	932
Charge offs:
Commercial:
Commercial mortgage	1,121	6,074	—	—	—
Commercial construction and land development	1,959	7,926	—	488	—
Commercial and industrial	953	692	214		—

Total commercial charge-offs	4,033	14,692	214	488	—

Non-commercial:
Residential mortgage	604	1,767	82	—	—
Residential construction and land development	551	351	94	—	—
Revolving mortgage	504	919	199	—	—
Consumer	442	1,135	1,605	1,405	681

Total non-commercial charge-offs	2,101	4,172	1,980	1,405	681

Total charge-offs	6,134	18,864	2,194	1,893	681

Recoveries:
Commercial:
Commercial mortgage	7	—	—	—	—
Commercial construction and land development	1	—	—	31	—
Commercial and industrial	86	12	9	—	—

Total commercial recoveries	94	12	9	31	—

Non-commercial:
Residential mortgage	37	—	—	—	—
Revolving mortgage	69	—	1	—	—
Consumer	100	115	120	142	185

Total non-commercial recoveries	206	115	121	142	185

Total recoveries	300	127	130	173	185

Net charge-offs	5,834	18,737	2,064	1,720	496

Balance at end of period	$10,627	$12,676	$8,994	$6,403	$5,074

Allowance for loan losses to nonperforming loans	51.53%	94.43%	54.23%	180.32%	103.00%
Allowance for loan losses to total loans outstanding at the end of the period	2.45%	2.54%	1.51%	1.09%	0.97%
Net charge-offs to average loans outstanding during the period	1.27%	3.40%	0.34%	0.31%	0.10%

The decrease in the ratio of the allowance for loan losses to nonperforming loans for the year ended December 31, 2011 was primarily attributable to the fact that the Bank’s largest commercial construction and land development loan, which had an outstanding balance of $8.6 million, stopped performing in the fourth quarter of 2011 as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2011, cash and cash equivalents totaled $72.3 million, including $61.8 million in interest-bearing deposits in other banks, of which $55.2 million was on deposit with the Federal Reserve Bank. Securities totaling $243.9 million classified as available-for-sale also provided an additional source of liquidity at December 31, 2011. In addition, at December 31, 2011, we had the ability to borrow a total of approximately $50.9 million from the FHLB of Atlanta and approximately $10.8 million from the Federal Reserve Bank’s discount window. At December 31, 2011, we had $60.0 million in Federal Home Loan Bank advances outstanding and $1.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At December 31, 2011, we had $117.4 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2011 totaled $187.2 million, or 72.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of December 31, 2011. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
At December 31, 2011
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,421	355	710	710	646

Total	$62,421	$355	$710	$710	$60,646
At December 31, 2010
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,776	355	710	710	1,001

Total	$62,776	$355	$710	$710	$61,001

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2011, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit. However, under FDIC regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

The Company had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
ASB Bancorp, Inc.
December 31, 2011
Tier I leverage capital	$114,757	14.30%	$32,098	4.00%	$40,122	5.00%
Tier I risk-based capital	114,757	27.52%	16,678	4.00%	25,017	6.00%
Total risk-based capital	120,050	28.79%	33,356	8.00%	41,694	10.00%

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Asheville Savings Bank, S.S.B.
December 31, 2011
Tier I leverage capital	$88,897	11.09%	$32,063	4.00%	$40,079	5.00%
Tier I risk-based capital	88,897	21.35%	16,658	4.00%	24,988	6.00%
Total risk-based capital	94,193	22.62%	33,317	8.00%	41,646	10.00%
NC Savings Bank capital	99,538	12.67%	39,292	5.00%	n/a	n/a
December 31, 2010
Tier I leverage capital	63,377	8.36%	30,309	4.00%	37,886	5.00%
Tier I risk-based capital	63,377	13.04%	19,434	4.00%	29,151	6.00%
Total risk-based capital	69,542	14.31%	38,868	8.00%	48,585	10.00%
NC Savings Bank capital	76,053	10.14%	37,503	5.00%	n/a	n/a

A reconciliation of equity under generally accepted accounting principles and regulatory capital amounts follows:

	ASB Bancorp	Asheville Savings Bank
	December 31,	December 31,
(in thousands)	2011	2011	2010
Total GAAP equity	$115,571	$89,721	$62,881
Accumulated other comprehensive income, net of tax	1,329	1,319	3,640
Disallowed deferred tax assets	(2,143)	(2,143)	(3,144)

Tier I capital	114,757	88,897	63,377
Unrealized gains on available for sale equity securities	14	14	—
Allowable portion of allowance for loan losses	5,279	5,282	6,165

Total risk-based capital	$120,050	94,193	69,542

Disallowed portion of allowance for loan losses	n/a	5,345	6,511

NC Savings Bank capital	n/a	$99,538	$76,053

There were no dividends declared by the Bank to the Company in the year ended December 31, 2011. During the year ended December 31, 2011, the Company contributed $28.0 million to the Bank from the proceeds of the mutual to stock conversion discussed in note 2 to the consolidated financial statements included in this annual report.

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

For the years ended December 31, 2011 and 2010, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

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

We have an Asset-Liability Management Committee, which includes our Board Chair, who is an independent director, and members of management, to communicate, coordinate and control all aspects involving asset-liability management. The committee meets quarterly to establish and monitor the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ASB Bancorp, Inc. and Subsidiary

Asheville, North Carolina

We have audited the accompanying consolidated balance sheets of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASB Bancorp, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DIXON HUGHES GOODMAN LLP Asheville, North Carolina March 27, 2012

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2011	2010
Assets
Cash and due from banks	$10,480	$7,836
Interest-earning deposits with banks	61,847	16,398

Total cash and cash equivalents	72,327	24,234

Securities available for sale (amortized cost of $239,364 at December 31, 2011 and $176,193 at December 31, 2010)	243,863	175,445
Securities held to maturity (estimated fair value of $5,753 at December 31, 2011 and $6,198 at December 31, 2010)	5,218	5,948
Investment in Federal Home Loan Bank stock, at cost	3,870	3,970
Loans held for sale	6,590	8,386
Loans receivable (net of deferred loan fees of $384 at December 31, 2011 and $432 at December 31, 2010)	432,883	500,003
Allowance for loan losses	(10,627)	(12,676)

Loans receivable, net	422,256	487,327

Premises and equipment, net	14,053	14,844
Foreclosed real estate (net of loss reserves of $1,712 at December 31, 2011 and $1,299 at December 31, 2010)	8,125	10,650
Deferred income tax assets, net	4,605	6,641
Other assets	9,961	12,520

Total assets	$790,868	$749,965

Liabilities and Stockholders’ Equity
Liabilities
Noninterest-bearing deposits	$54,102	$44,996
Interest-bearing deposits	554,134	574,761

Total deposits	608,236	619,757
Overnight and short-term borrowings	758	1,008
Federal Home Loan Bank advances	60,000	60,000
Accounts payable and other liabilities	6,303	6,319

Total liabilities	675,297	687,084

Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,584,551 shares issued at December 31, 2011 and 0 shares issued at December 31, 2010	56	—
Additional paid-in capital	53,869	—
Retained earnings	67,708	66,521
Accumulated other comprehensive loss, net of tax	(1,329)	(3,640)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,394)	—
Stock-based deferral plan shares	(339)	—

Total stockholders’ equity	115,571	62,881

Total liabilities and stockholders’ equity	$790,868	$749,965

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in thousands, except per share data)	2011	2010	2009
Interest and dividend income
Loans, including fees	$23,421	$28,522	$32,690
Securities	5,188	4,219	2,905
Other earning assets	125	74	59

Total interest and dividend income	28,734	32,815	35,654

Interest expense
Deposits	6,222	9,024	12,340
Overnight and short-term borrowings	3	3	15
Federal Home Loan Bank advances	2,417	2,417	2,417

Total interest expense	8,642	11,444	14,772

Net interest income	20,092	21,371	20,882
Provision for loan losses	3,785	22,419	4,655

Net interest income (loss) after provision for loan losses	16,307	(1,048)	16,227

Noninterest income
Mortgage banking income	1,097	1,419	1,433
Deposit and other service charge income	3,338	3,688	3,612
Income from debit card services	1,231	1,176	998
Gain on sale of investment securities	1,398	798	539
Other noninterest income	885	602	604

Total noninterest income	7,949	7,683	7,186

Noninterest expenses
Salaries and employee benefits	10,165	9,652	10,374
Occupancy expense, net	3,059	3,099	3,018
Foreclosed property expenses	2,160	2,014	—
Data processing fees	1,617	1,511	1,557
Federal deposit insurance premiums	757	1,037	1,414
Advertising	673	805	834
Professional and outside services	959	778	652
Other noninterest expenses	3,091	3,271	3,242

Total noninterest expenses	22,481	22,167	21,091

Income (loss) before income tax provision	1,775	(15,532)	2,322
Income tax provision (benefit)	588	(6,074)	791

Net income (loss)	$1,187	$(9,458)	$1,531

Net income per common share – Basic	$0.23	$—	$—

Net income per common share – Diluted	$0.23	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2011	2010	2009
Comprehensive Income
Net income (loss)	$1,187	$(9,458)	$1,531

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(1,398)	(798)	(539)
Deferred income tax benefit	559	319	216
Gains (losses) arising during the period	6,645	(342)	362
Deferred income tax benefit (expense)	(2,658)	138	(146)

Unrealized holding gains (losses) adjustment, net of tax	3,148	(683)	(107)

Defined Benefit Pension Plans:
Net periodic pension cost	(562)	(455)	(1,143)
Net pension gain (loss)	(800)	(564)	4,575
Deferred income tax benefit (expense)	525	392	(1,128)

Defined benefit pension plan adjustment, net of tax	(837)	(627)	2,304

Total other comprehensive income (loss)	2,311	(1,310)	2,197

Comprehensive income (loss)	$3,498	$(10,768)	$3,728

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(dollars in thousands)	2011	2010	2009
Common stock
Beginning of year	$—	$—	$—
Issuance of common stock	56	—	—

End of year	$56	$—	$—

Additional paid-in capital
Beginning of year	$—	$—	$—
Issuance of common stock	55,790	—	—
Common stock issuance cost	(1,933)	—	—
ESOP shares allocated	12	—	—

End of year	$53,869	$—	$—

Retained earnings
Beginning of year	$66,521	$75,979	$74,448
Net income (loss)	1,187	(9,458)	1,531

End of year	$67,708	$66,521	$75,979

Accumulated other comprehensive income (loss), net of tax
Beginning of year	$(3,640)	$(2,330)	$(4,527)
Other comprehensive income (loss)	2,311	(1,310)	2,197

End of year	$(1,329)	$(3,640)	$(2,330)

Unearned ESOP shares
Beginning of year	$—	$—	$—
ESOP shares purchased	(4,468)	—	—
ESOP shares allocated	74	—	—

End of year	$(4,394)	$—	$—

Stock-based deferral plan shares
Beginning of year	$—	$—	$—
Stock-based deferral plan shares purchased	(339)	—	—

End of year	$(339)	$—	$—

Total stockholders’ equity
Beginning of year	$62,881	$73,649	$69,921
Issuance of common stock	55,846	—	—
Common stock issuance cost	(1,933)	—	—
Net income (loss)	1,187	(9,458)	1,531
Other comprehensive income (loss)	2,311	(1,310)	2,197
ESOP shares purchased	(4,468)	—	—
ESOP shares allocated	86	—	—
Stock-based deferral plan shares purchased	(339)	—	—

End of year	$115,571	$62,881	$73,649

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2011	2010	2009
Operating Activities
Net income (loss)	$1,187	$(9,458)	$1,531
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,785	22,419	4,655
Provision for losses on foreclosed properties	1,574	1,780	—
Depreciation	1,225	1,231	1,261
Gain on sale of fixed and other assets	—	—	(1)
Loss (gain) on sale of foreclosed real estate	410	69	(57)
Deferred income tax expense (benefit)	462	(3,546)	(565)
Net amortization of premiums on securities	2,045	833	241
Gain on sale of securities	(1,398)	(798)	(539)
Net accretion of deferred fees on loans	(147)	(134)	(185)
Mortgage loans originated for sale	(65,959)	(100,181)	(115,886)
Proceeds from sale of mortgage loans	68,850	97,103	116,353
Gain on sale of mortgage loans	(1,095)	(1,418)	(1,431)
ESOP compensation expense	86	—	—
Decrease (increase) in income tax receivable	722	(3,962)	—
Decrease (increase) in interest receivable	(20)	124	(191)
Decrease in interest payable	(17)	(59)	(133)
Net change in other assets and liabilities	496	2,952	(3,669)

Net cash provided by operating activities	12,206	6,955	1,384

Investing Activities
Securities available for sale:
Purchases	(178,775)	(178,988)	(87,893)
Proceeds from sales	46,444	18,908	16,923
Proceeds from maturities and/or calls	38,240	51,104	7,000
Securities held to maturity:
Purchases	—	—	(3,512)
Proceeds from maturities and/or calls	—	—	13
Principal repayments on mortgage-backed and asset-backed securities	31,003	23,423	13,380
Redemption of FHLB stock	100	23	1,027
Net decrease (increase) in loans receivable	57,900	66,548	(8,154)
Foreclosed real estate:
Capital expenses	(41)	(72)	(273)
Net proceeds from sales	4,115	3,719	1,671
Purchases of premises and equipment	(434)	(1,095)	(1,151)
Net proceeds from sales of fixed and other assets	—	—	5

Net cash used in investing activities	(1,448)	(16,430)	(60,964)

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2011	2010	2009
Financing Activities
Net increase (decrease) in deposits	$(11,521)	$11,219	$72,898
Net repayments of Federal Home Loan Bank advances	—	—	(26,000)
Net repayments of repurchase agreements	(250)	(686)	(3,526)
Proceeds from the issuance of common stock, net of issuance costs	53,913	—	—
Stock-based deferral plan shares purchased	(339)	—	—
Common stock purchased by ESOP	(4,468)	—	—

Net cash provided by financing activities	37,335	10,533	43,372

Increase (decrease) in cash and cash equivalents	48,093	1,058	(16,208)
Cash and Cash Equivalents:
Beginning of period	24,234	23,176	39,384

End of period	$72,327	$24,234	$23,176

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest on deposits, advances and other borrowings	$8,659	$11,503	$14,905
Income taxes	(134)	1,434	685
Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	3,533	12,585	2,968
Loans to finance the purchase of foreclosed properties	—	138	4,200
Change in unrealized gain on securities available for sale	5,247	(1,140)	(176)
Change in deferred income taxes resulting from other comprehensive income	(1,574)	849	(1,058)
Change in deferred benefit pension plans	(1,362)	(1,019)	3,431

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization – ASB Bancorp, Inc. (the “Parent”) was incorporated on May 12, 2011 by Asheville Savings Bank, S.S.B. (the “Bank”) to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization. The conversion was completed on October 11, 2011 and the Parent contributed $28 million in capital to the Bank on that date from the conversion proceeds.

The Bank is headquartered in Asheville, North Carolina and provides mortgage, consumer and commercial banking services primarily in Buncombe, Henderson, McDowell, Transylvania, and Madison counties in North Carolina. The Bank is regulated by the Office of the North Carolina Commissioner of Banks (“NCCoB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and the NCCoB.

Principles of Consolidation – The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiary, the Bank (collectively, the “Company”). The Bank has two wholly owned subsidiaries, Appalachian Financial Services, Inc., which engages in investment activities and is currently inactive, and Wenoca, Inc., which serves as the Bank’s trustee regarding deeds of trust. Both subsidiaries are organized as North Carolina corporations. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to accounting principals generally accepted in the United States of America (“GAAP”).

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

Cash and Cash Equivalents – Cash equivalents include demand and time deposits (with original maturities of 90 days or less) at other financial institutions and federal funds sold.

Investment Securities – The Company classifies investment securities into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held to maturity securities or trading securities and equity securities not classified as trading securities are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company classified no securities as trading securities as of December 31, 2011 and December 31, 2010.

Realized gains and losses on sales of investment securities are recognized at the time of sale (“trade date”) based upon the specific identification method.

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held to maturity and available for sale debt securities below their cost that are deemed to be other than temporary because of credit risk impairment are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other issues, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (iv) whether it is more likely than not that the Company will be required to sell the investment prior to a recovery.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments Held at Cost – The Bank, as a member of the Federal Home Loan Bank system (the “FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2011 and December 31, 2010.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consumer loans include loans secured by personal property such as automobiles, marketable securities other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Quality Indicators

Loans are monitored for credit quality on a recurring basis and the composition of the loans outstanding by credit quality indicator is provided below.

Loan credit quality indicators are developed through review of individual borrowers on an ongoing basis, although certain non-commercial loans, including residential mortgage, revolving mortgage and consumer loans, are evaluated upon origination and are reevaluated upon a change in delinquency status. Most commercial loans are evaluated at least annually with more frequent evaluation of more severely criticized loans or leases. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. These credit quality indicators are defined as follows:

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Bank classifies TDR’s as impaired loans and evaluates the need for an allowance for loan loss on a loan-by-loan basis consistent with its evaluation of impaired loans that have not been modified as TDRs. An allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan is deemed to be collateral dependent.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Foreclosed Real Estate – Nonperforming assets also include foreclosed real estate, which consists of real estate and other assets acquired as a result of customers’ loan defaults. Foreclosed real estate is stated at the lower of the related loan balance or the fair value of the property net of the estimated costs of disposal with a charge to the allowance for loan losses upon foreclosure. Any write-downs subsequent to foreclosure are charged against operating earnings. To the extent recoverable, costs relating to the development and improvement of property are capitalized, whereas those costs relating to holding the property are charged to expense.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized, and repairs which do not improve or extend the life of the respective assets are expensed in the period incurred. Gains and losses on dispositions are reflected in current operations.

Depreciation of premises and equipment is provided over the estimated useful lives of the related assets on the straight-line method for financial statement purposes and on a combination of straight-line and accelerated methods for income tax purposes. Estimated lives are 10 to 40 years for buildings, building components and improvements, 5 to 10 years for furniture, fixtures and equipment and 3 years for computers.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Bank estimates the future cash flows expected to result from the use of the asset and its eventual disposition, and recognizes an impairment loss if the expected future cash flows are less than the carrying amount of the asset.

Deferred Loan Fees – The Bank defers loan origination fees, net of certain direct loan origination costs. Such costs and fees for loans held for investment are recognized as an adjustment to yield over the lives of the related loans utilizing a method of amortization that approximates the level-yield method. When a loan is prepaid or sold, the related unamortized net origination fee is included in income. Net deferred fees for loans held for sale are deferred until the loan is sold and included as part of the gain or loss on the sale.

Commitment fees to originate or purchase loans are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield. If the commitment expires unexercised, commitment fees are recognized in income upon expiration of the commitment.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income – Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income. The items of other comprehensive income are included in the Consolidated Statements of Comprehensive Income (Loss). The accumulated balance of other comprehensive income is included in the equity section of the Consolidated Balance Sheets. The Company’s components of accumulated other comprehensive income include unrealized gains and/or losses on investment securities classified as available for sale and certain changes in the Company’s benefit obligations under its retirement plans. The Company adjusts the level of accumulated comprehensive income related to its retirement plans on an annual basis, consistent with the receipt of its annual actuarial studies.

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows:

	December 31,
(in thousands)	2011	2010
Unrealized gain (loss) on securities	$2,700	$(448)
Benefit plan liability	(4,029)	(3,192)

Accumulated other comprehensive loss, net of tax	$(1,329)	$(3,640)

Income Taxes – The establishment of provisions for federal and state income taxes is a complex area of accounting, which involves the use of significant judgments and estimates in applying relevant tax statutes. The Company is subject to audit by federal and state tax authorities, the results of which may produce tax liabilities that differ from the Company’s tax estimates and provisions. The Company continually evaluates its exposure to possible tax assessments arising from audits and it records its estimate of possible exposure based on current facts and circumstances. The Parent and the Bank have entered into a formal agreement that will allow them, if so elected, to file consolidated federal and state income tax returns, where permitted, and each to pay its respective share of income taxes due.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A significant portion of the recorded deferred tax assets relate to a loan loss allowance on which the realization of income tax benefits is dependent on the Bank’s ability to generate future taxable income. Because of this dependency, the Bank’s management considered the need for a valuation allowance, but determined there was sufficient positive evidence to support their conclusion not to record a valuation allowance. The positive evidence that led the Bank’s management to conclude that the income tax benefits of the Bank’s deferred tax assets would be realized included (1) the Bank has a sustained history of generating taxable income and realizing the income tax benefits of its deferred tax assets and income tax credits, (2) the Bank’s management believes that, based on certain and consistent improving credit quality indicators, the credit quality issues that gave rise to the net operating loss carry forward and deferred tax asset related to the loan loss allowance were to a large extent limited to 2010, and provisions for loan losses declined in 2011 and with the expectation that 2012 provisions will also be less than the 2010 provisions, (3) the Bank’s generated pretax income in 2011, (4) the Bank’s management is aware of one or more strategies that, if implemented, could generate future taxable income, and (5) the net operating loss carry forward does not expire in the near term and the Bank has not experienced expiring loss carry forwards in its past. The Bank’s loss carry forward periods under applicable federal and North Carolina income tax laws are 20 years and 15 years, respectively.

The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years ended December 31, 2007 through 2010 are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

Pension Plan – The Bank has two noncontributory, defined benefit pension plans. The Bank recognizes the overfunded or underfunded status of the plans as an asset or liability in its consolidated statement of financial position and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also require an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. GAAP also require additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Employee Stock Ownership Plan (“ESOP”) – In connection with the mutual-to-stock conversion discussed in note 2 below, the Bank established an ESOP for the benefit of all of its eligible employees. Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. Shares allocated under the ESOP vest at the rate of 20% per year of service beginning with the completion of two years of service and fully vesting with the completion of six years of service. The Bank anticipates it will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 15 years.

Unallocated ESOP shares are not considered outstanding (including for the calculation of net income per common share as discussed below) and are shown as a reduction of stockholders’ equity. Dividends on unallocated ESOP shares, if paid, will be considered to be compensation expense. The Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. The fair value of the annual share allocations are recorded on a monthly basis with fair value determined by calculating the average closing stock price for each day during the month. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential will be recognized in stockholders’ equity. The Company will recognize a tax deduction equal to the cost of the shares released. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Common Share – Where presented, basic net income per common share is the Company’s net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, if any, divided by the weighted average number of common shares outstanding during the period. In calculating the weighted average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are allocated as discussed above.

For diluted income per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance. The effects of restricted stock and stock options are excluded from the computation of diluted income per common share in periods in which the effect would be antidilutive. Potential common shares that might be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method. At December 31, 2011, the Company had no stock options or restricted stock that would cause a dilutive effect on net income per common share.

For the year ended December 31, 2011, weighted average shares outstanding used in the calculation of basic and diluted net income per share were the weighted average of shares outstanding from October 12, 2011, the date on which the Company’s common stock began trading on the Nasdaq Global Market, to December 31, 2011.

Net income per common share has been computed based on the following:

(dollars in thousands, except per share data)	Year Ended December 31, 2011
Numerator:
Net income (loss)	$1,187

Denominator:
Weighted average common shares issued	5,584,551
Less: Weighted average unallocated ESOP shares	443,089

Weighted average common shares used to compute net income per common share – basic	5,141,462

Weighted average common shares used to compute net income per common share – diluted	5,141,462

Net income per common share – Basic	$0.23

Net income per common share – Diluted	$0.23

Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the December 31, 2011 presentation. The reclassifications had no effect on net income or equity as previously reported.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards – In July, 2010 Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Loss (ASU 2010-20). In an effort to provide financial statement users with greater transparency about the allowance for loan and lease losses, ASU 2010-20 requires enhanced disclosures regarding the nature of credit risk inherent in the portfolio and how risk is analyzed and assessed in determining the amount of the allowance. Changes in the allowance methodology will also require disclosure. The end-of-period disclosures were effective for the Company on December 31, 2010 with the exception of disclosures related to troubled debt restructurings which become effective for interim and annual periods ending after June 15, 2011. The disclosures related to activity during a period are effective during 2011. The provisions of ASU 2010-20 have affected disclosures regarding the allowance for loan and lease losses, but had no impact on financial condition, results of operations or liquidity.

In April 2011, FASB issued A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (ASU 2011-02), which clarifies when creditors should classify loan modifications as troubled debt restructurings. ASU 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and is applied retrospectively to restructurings at the beginning of the year of adoption. The guidance on measuring the impairment of a receivable restructured in a troubled restructuring is effective on a prospective basis. The Company adopted ASU 2011-02 in the third quarter of 2011, but the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The amendments to the Codification in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of ASU 2011-04 on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the Codification to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of the new guidance will not have a significant impact on the Company’s financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. STOCK CONVERSION AND CHANGE IN CORPORATE FORM

The Company completed its initial public stock offering in connection with the Bank’s conversion from the mutual to the stock form of organization on October 11, 2011. The Company sold a total of 5,584,551 shares of its common stock at an offering price of $10.00 per share. This included 446,764 shares purchased by the ESOP pursuant to a loan from the Company in the amount of $4.5 million. Trading of the Company’s common stock commenced on the Nasdaq Global Market on October 12, 2011 under the symbol “ASBB.” The conversion was accounted for as a change in corporate form and, as a result, the historic basis of the Bank’s assets, liabilities and equity remained unchanged. Including the additional $4.5 million in ESOP share purchases, gross proceeds were $55.8 million. After payment of conversion expenses of approximately $1.9 million, the net proceeds of $53.9 million received in the offering, as reduced for the unearned ESOP shares of $4.5 million, was reflected in the stockholders’ equity accounts of the Company in its December 31, 2011 consolidated balance sheet. On October 11, 2011, the Company contributed $28 million in capital to the Bank from the proceeds received in the offering.

On October 11, 2011, liquidation accounts were established by the Company and the Bank for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) of the Bank as defined in the Bank’s Amended and Restated Plan of Conversion (the “Plan of Conversion”). Each eligible depositor will have a pro rata interest in the liquidation accounts for each of his or her deposit accounts based upon the proportion that the balance of each such account bears to the balance of all deposit accounts of the Bank as of the dates defined in the Plan of Conversion. The liquidation accounts will be maintained for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the unlikely event of a complete liquidation of the Bank or the Company or both, and only in such event, eligible depositors who continue to maintain accounts will be entitled to receive a distribution from the liquidation accounts before any liquidation may be made with respect to common stock. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by the Company’s or the Bank’s regulators.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$33,174	$895	$(4)	$34,065
After 5 years but within 10 years	6,131	165	—	6,296
After 10 years	2,000	6	—	2,006
Asset-backed securities issued by the Small Business Administration (SBA)	30,736	760	(4)	31,492
Residential mortgage-backed securities issued by GSE’s	155,275	2,207	(104)	157,378
State and local government securities due -
After 5 years but within 10 years	2,831	175	—	3,006
After 10 years	8,528	389	(9)	8,908
Mutual funds	689	23	—	712

Total	$239,364	$4,620	$(121)	$243,863

December 31, 2010
U.S. GSE and agency securities due -
After 1 year but within 5 years	$32,072	$215	$(244)	$32,043
After 5 years but within 10 years	18,182	44	(227)	17,999
Asset-backed securities issued by the SBA	15,952	101	(14)	16,039
Residential mortgage-backed securities issued by GSE’s	105,944	644	(1,178)	105,410
State and local government securities due -
After 10 years	3,379	—	(92)	3,287
Mutual funds	664	3	—	667

Total	$176,193	$1,007	$(1,755)	$175,445

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
U.S. GSE and agency securities due - After 5 years but within 10 years	$1,078	$140	$—	$1,218
Residential mortgage-backed securities issued by GSE’s	1,726	121	—	1,847
State and local government securities due - After 10 years	2,414	274	—	2,688

Total	$5,218	$535	$—	$5,753

December 31, 2010
U.S. GSE and agency securities due - After 5 years but within 10 years	$1,090	$79	$—	$1,169
Residential mortgage-backed securities issued by GSE’s	2,449	149	—	2,598
State and local government securities due - After 10 years	2,409	36	(14)	2,431

Total	$5,948	$264	$(14)	$6,198

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and December 31, 2010. The total number of securities with unrealized losses at December 31, 2011 and December 31, 2010 were 11 and 63, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available for Sale
US GSE and agency	$3,996	$(3)	$—	$—	$3,996	$(3)
Asset-backed SBA	2,254	(4)	—	—	2,254	(4)
Residential mortgage-backed GSE	16,378	(104)	—	—	16,378	(104)
State and local government	581	(10)	—	—	581	(10)

Temporarily impaired securities available for sale	23,209	(121)	—	—	23,209	(121)

Total temporarily impaired securities	$23,209	$(121)	$—	$—	$23,209	$(121)

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES (Continued)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available for Sale
US GSE and agency	$28,901	$(471)	$—	$—	$28,901	$(471)
Asset-backed SBA	1,857	(14)	—	—	1,857	(14)
Residential mortgage-backed GSE	60,009	(1,178)	—	—	60,009	(1,178)
State and local government	3,287	(92)	—	—	3,287	(92)

Temporarily impaired securities available for sale	94,054	(1,755)	—	—	94,054	(1,755)

Securities Held to Maturity
State and local government	1,453	(14)	—	—	1,453	(14)

Temporarily impaired securities held to maturity	1,453	(14)	—	—	1,453	(14)

Total temporarily impaired securities	$95,507	$(1,769)	$—	$—	$95,507	$(1,769)

The fair value of investment securities pledged as collateral follow:

	December 31,
(in thousands)	2011	2010
Pledged to Federal Reserve Discount Window	$10,835	$990
Pledged to Federal funds purchased lines of credit	1,218	982
Pledged to Treasury Tax and Loan deposit accounts	—	1,054
Pledged to repurchase agreements for commercial customers	758	1,553

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Interest income from taxable securities	$4,904	$4,085	$2,839
Interest income from tax-exempt securities	284	134	66

Total interest income from securities	$5,188	$4,219	$2,905

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES (Continued)

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Gross proceeds from sales of securities	$46,444	$18,908	$16,923
Gross realized gains from sales of securities	1,398	798	539

4. LOANS RECEIVABLE

The composition of loans receivable by segment and class follow:

	December 31,
(in thousands)	2011	2010
Commercial:
Commercial construction and land development	$22,375	$28,473
Commercial mortgage	139,947	164,553
Commercial and industrial	17,540	17,656

Total commercial	179,862	210,682

Non-commercial:
Non-commercial construction and land development	3,907	8,670
Residential mortgage	175,866	180,439
Revolving mortgage	51,044	53,432
Consumer	22,588	47,212

Total non-commercial	253,405	289,753

Total loans receivable	433,267	500,435
Less: Deferred loan fees	(384)	(432)

Total loans receivable net of deferred loan fees	432,883	500,003
Less: Allowance for loan losses	(10,627)	(12,676)

Loans receivable, net	$422,256	$487,327

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss*	Total Loans
December 31, 2011
Commercial:
Commercial construction and land development	$6,394	$1,002	$14,410	$—	$569	$22,375
Commercial mortgage	118,735	19,858	1,354	—	—	139,947
Commercial and industrial	12,834	2,058	2,647	1	—	17,540

Total commercial	137,963	22,918	18,411	1	569	179,862

Non-commercial:
Non-commercial construction and land development	3,797	—	109	1	—	3,907
Residential mortgage	163,134	8,417	4,315	—	—	175,866
Revolving mortgage	48,057	2,003	984	—	—	51,044
Consumer	21,189	1,246	153	—	—	22,588

Total non-commercial	236,177	11,666	5,561	1	—	253,405

Total loans receivable	$374,140	$34,584	$23,972	$2	$569	$433,267

December 31, 2010
Commercial:
Commercial construction and land development	$12,532	$1,578	$14,269	$—	$94	$28,473
Commercial mortgage	141,269	17,128	6,043	—	113	164,553
Commercial and industrial	15,542	716	1,398	—	—	17,656

Total commercial	169,343	19,422	21,710	—	207	210,682

Non-commercial:
Non-commercial construction and land development	6,367	—	2,281	—	22	8,670
Residential mortgage	166,007	7,625	6,771	—	36	180,439
Revolving mortgage	50,976	1,712	744	—	—	53,432
Consumer	45,133	1,731	348	—	—	47,212

Total non-commercial	268,483	11,068	10,144	—	58	289,753

Total loans receivable	$437,826	$30,490	$31,854	$—	$265	$500,435

*	Items included in the “Loss” column are fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(in thousands)	31-89 Days	90 Days or More	Total	Current	Total Loans
December 31, 2011
Commercial:
Commercial construction and land development	$363	$6,251	$6,614	$15,761	$22,375
Commercial mortgage	—	833	833	139,114	139,947
Commercial and industrial	2,177	506	2,683	14,857	17,540

Total commercial	2,540	7,590	10,130	169,732	179,862

Non-commercial:
Non-commercial construction and land development	—	110	110	3,797	3,907
Residential mortgage	1,426	1,922	3,348	172,518	175,866
Revolving mortgage	751	407	1,158	49,886	51,044
Consumer	939	27	966	21,622	22,588

Total non-commercial	3,116	2,466	5,582	247,823	253,405

Total loans receivable	$5,656	$10,056	$15,712	$417,555	$433,267

December 31, 2010
Commercial:
Commercial construction and land development	$462	$3,451	$3,913	$24,560	$28,473
Commercial mortgage	2,298	3,363	5,661	158,892	164,553
Commercial and industrial	288	290	578	17,078	17,656

Total commercial	3,048	7,104	10,152	200,530	210,682

Non-commercial:
Non-commercial construction and land development	282	553	835	7,835	8,670
Residential mortgage	4,996	2,878	7,874	172,565	180,439
Revolving mortgage	576	191	767	52,665	53,432
Consumer	1,387	94	1,481	45,731	47,212

Total non-commercial	7,241	3,716	10,957	278,796	289,753

Total loans receivable	$10,289	$10,820	$21,109	$479,326	$500,435

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	December 31, 2011		December 31, 2010
(in thousands)	Nonaccruing*	Past Due 90 Days or More and Still Accruing	Nonaccruing*	Past Due 90 Days or More and Still Accruing
Commercial:
Commercial construction and land development	$14,695	$—	$5,205	$—
Commercial mortgage	833	—	3,810	—
Commercial and industrial	2,595	—	377	—

Total commercial	18,123	—	9,392	—

Non-commercial:
Non-commercial construction and land development	110	—	553	—
Residential mortgage	1,922	—	3,194	—
Revolving mortgage	440	—	191	—
Consumer	27	—	94	—

Total non-commercial	2,499	—	4,032	—

Total loans receivable	$20,622	$—	$13,424	$—

*	The Bank’s largest commercial construction and land development loan, which had an outstanding balance of $8.6 million, and a related loan with an outstanding balance of $2.3 million were classified as nonaccruing loans at December 31, 2011 from accruing loans at December 31, 2010.

Loans made to directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

	December 31,
(in thousands)	2011	2010
At beginning of period	$3,278	$4,004
New loans	12,317	278
Repayments of loans	(10,061)	(1,004)

At end of period	$5,534	$3,278

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $12.3 million and $11.4 million at December 31, 2011 and December 31, 2010, respectively.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses follows:

	Year Ended December 31,
(in thousands)	2010	2009
Balance at beginning of period	$8,994	6,403
Provision for loan losses	22,419	4,655
Charge-offs	(18,864)	(2,194)
Recoveries	127	130

Balance at end of period	$12,676	$8,994

An analysis of the allowance for loan losses by segment follows:

	Year Ended December 31, 2011
(in thousands)	Commercial	Non- Commercial	Total
Balance at beginning of period	$7,658	$5,018	$12,676
Provision for loan losses	2,906	879	3,785
Charge-offs	(4,033)	(2,101)	(6,134)
Recoveries	94	206	300

Balance at end of period	$6,625	$4,002	$10,627

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The ending balances of loans and the related allowance, by segment and class, follows:

	Allowance for Loan Losses			Total Loans Receivable
(in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total
December 31, 2011
Commercial:
Commercial construction and land development	$709	$690	$1,399	$17,305	$5,070	$22,375
Commercial mortgage	70	4,426	4,496	1,426	138,521	139,947
Commercial and industrial	1	729	730	507	17,033	17,540

Total commercial	780	5,845	6,625	19,238	160,624	179,862

Non-commercial:
Non-commercial construction and land development	1	188	189	116	3,791	3,907
Residential mortgage	231	1,894	2,125	4,378	171,488	175,866
Revolving mortgage	—	1,092	1,092	300	50,744	51,044
Consumer	—	596	596	—	22,588	22,588

Total non-commercial	232	3,770	4,002	4,794	248,611	253,405

Total loans receivable	$1,012	$9,615	$10,627	$24,032	$409,235	$433,267

December 31, 2010
Commercial:
Commercial construction and land development	$242	$990	$1,232	$16,765	$11,708	$28,473
Commercial mortgage	717	4,769	5,486	6,235	158,318	164,553
Commercial and industrial	366	416	782	1,351	16,305	17,656

Total commercial	1,325	6,175	7,500	24,351	186,331	210,682

Non-commercial:
Non-commercial construction and land development	553	196	749	2,601	6,069	8,670
Residential mortgage	449	1,758	2,207	7,290	173,149	180,439
Revolving mortgage	—	1,021	1,021	—	53,432	53,432
Consumer	—	1,041	1,041	—	47,212	47,212

Total non-commercial	1,002	4,016	5,018	9,891	279,862	289,753

Unallocated			158

Total loans receivable	$2,327	$10,191	$12,676	$34,242	$466,193	$500,435

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follows:

		Recorded Investment
(in thousands)	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
December 31, 2011
Commercial:
Commercial construction and land development	$19,183	$12,868	$4,437	$17,305	$709
Commercial mortgage	2,124	521	905	1,426	70
Commercial and industrial	1,509	147	360	507	1

Total commercial	22,816	13,536	5,702	19,238	780

Non-commercial:
Non-commercial construction and land development	195	116	—	116	1
Residential mortgage	4,888	2,977	1,401	4,378	231
Revolving mortgage	300	—	300	300	—

Total non-commercial	5,383	3,093	1,701	4,794	232

Total impaired loans	$28,199	$16,629	$7,403	$24,032	$1,012

December 31, 2010
Commercial:
Commercial construction and land development	$19,115	$3,992	$12,773	$16,765	$242
Commercial mortgage	7,758	3,448	2,787	6,235	717
Commercial and industrial	1,709	1,000	351	1,351	366

Total commercial	28,582	8,440	15,911	24,351	1,325

Non-commercial:
Non-commercial construction and land development	2,696	2,601	—	2,601	553
Residential mortgage	7,673	3,807	3,483	7,290	449

Total non-commercial	10,369	6,408	3,483	9,891	1,002

Total impaired loans	$38,951	$14,848	$19,394	$34,242	$2,327

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Year Ended December 31,
	2011		2010		2009
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial construction and land development	$16,668	$303	$17,171	$195	$11,655	$—
Commercial mortgage	4,108	78	12,674	322	6,844	207
Commercial and industrial	1,114	11	1,477	67	1,256	19

Total commercial	21,890	392	31,322	584	19,755	226

Non-commercial:
Non-commercial construction and land development	2,308	63	1,414	32	1,622	49
Residential mortgage	5,655	141	7,967	236	3,697	181
Revolving mortgage	154	—	33	16	10	12
Consumer	—	—	—	—	—	34

Total non-commercial	8,117	204	9,414	284	5,329	276

Total loans receivable	$30,007	$596	$40,736	$868	$25,084	$502

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The Bank extended the payment terms on no loans during the three months ended December 31, 2011 and on five loans during the year ended December 31, 2011 and allowed the payments on one loan to be reduced based on the principal remaining after a partial charge-off during the year ended December 31, 2011. The Bank does not typically grant reductions in interest rates to below market levels on the troubled debt it restructures.

	Year Ended December 31, 2011
(in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Extended payment terms
Non-commercial:
Non-commercial construction and land development	1	$1,750	$—
Residential mortgage	4	622	620

Total non-commercial	5	2,372	620

Total	5	$2,372	$620

Forgiveness of principal
Commercial:
Commercial and industrial	1	$503	$139

Total commercial	1	503	139

Total	1	$503	$139

Total	6	$2,875	$759

The following table presents loans that were modified as TDRs within the year ended December 31, 2011 that stopped performing in accordance with their modified terms during the periods indicated. During the year ended December 31, 2011, one loan modified as a TDR went into default and no loans went into default during the fourth quarter of 2011.

	Year Ended December 31, 2011
(in thousands)	Number of Loans	Recorded Investment
Forgiveness of principal
Commercial:
Commercial and industrial	1	$139

Total commercial	1	139

Total	1	$139

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

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

The Bank’s loans that were considered to be troubled debt restructurings follow:

	December 31,
(in thousands)	2011	2010
Nonperforming restructured loans*	$13,097	$4,858
Performing restructured loans*	1,142	15,233

Total	$14,239	$20,091

*	The Bank’s largest commercial construction and land development loan, which had an outstanding balance of $8.6 million, was classified as a nonperforming restructured loan at December 31, 2011 from a performing restructured loan at December 31, 2010.

6. PREMISES AND EQUIPMENT

A summary of Bank premises and equipment, and related depreciation expense, follows:

	December 31,
(in thousands)	2011	2010
Land	$3,407	$3,407
Office buildings and improvements	15,732	15,693
Furniture, fixtures, equipment and auto	8,386	8,431
Construction in progress	—	18

Total	27,525	27,549
Less - accumulated depreciation	(13,472)	(12,705)

Premises and equipment, net	$14,053	$14,844

	Year Ended December 31,
(in thousands)	2011	2010	2009
Depreciation expense	$1,225	$1,231	$1,261

7. DEPOSIT ACCOUNTS

The Bank’s deposit accounts are summarized as follows:

	December 31,
(in thousands)	2011	2010
Noninterest-bearing demand accounts	$54,102	$44,996
NOW accounts	132,812	134,836
Money market accounts	137,901	131,138
Savings accounts	24,880	21,384
Certificate accounts	258,541	287,403

Total deposits	$608,236	$619,757

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEPOSIT ACCOUNTS (Continued)

The scheduled maturities of certificate of deposit accounts follow:

	December 31,
(in thousands)	2011	2010
2011	$—	$163,775
2012	187,225	89,894
2013	46,616	28,424
2014	18,446	2,087
2015	3,194	3,223
2016	3,036	—
Thereafter	24	—

Total	$258,541	$287,403

Additional certificate of deposit information (amounts included in the preceding tables)
Aggregate certificate of deposit accounts of $100,000 or more	$89,098	$102,490

Brokered certificate of deposit accounts	$15,359	$15,359

Deposit interest expense follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010	2009
NOW accounts	$934	$1,780	$1,688
Savings accounts	72	70	73
Money market accounts	721	1,046	1,488
Certificate accounts	4,495	6,128	9,091

Total deposits	$6,222	$9,024	$12,340

8. OVERNIGHT AND SHORT-TERM BORROWINGS

Overnight and short-term borrowings follow:

	December 31,
(in thousands)	2011	2010
Securities sold under agreements to repurchase	$758	$1,008

Total overnight and short-term borrowings	$758	$1,008

Total available credit under federal funds borrowing agreements	$55,335	$37,000

The Bank has a federal funds borrowing agreement with the Federal Reserve Bank whereby any borrowings under the agreement are secured by qualifying assets pledged by the Bank.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank has established a line of credit borrowing arrangement with the FHLB of Atlanta. Available credit under this commitment was $50.9 at December 31, 2011 and $58.0 million at December 31, 2010. As security for advances, the Bank, under a blanket-floating lien, is required to maintain qualifying mortgages with unpaid principal balances, when discounted at 75% of the unpaid principal balances, equal to at least 100% of its outstanding advances. All stock in the FHLB of Atlanta is also pledged to secure these advances.

Maturities, conversion dates, and interest rates on outstanding FHLB of Atlanta advances follow (dollars in thousands):

	Date Convertible by	Interest	December 31,
Maturity Date	FHLB to Variable Rate	Rate	2011	2010
March 13, 2017	March 13, 2012 (1)	4.09%	$10,000	$10,000
March 13, 2017	March 13, 2012 (1)	4.20%	10,000	10,000
March 20, 2017	March 20, 2012 (1)	3.99%	10,000	10,000
June 29, 2017	March 29, 2012 (1)	4.46%	10,000	10,000
September 11, 2017	March 12, 2012 (1)	3.45%	10,000	10,000
September 17, 2018	September 17, 2013 (2)	3.65%	10,000	10,000

Total FHLB advances		3.97%	$60,000	$60,000

(1)	FHLB has the option to convert the advance to a variable rate each quarter until maturity.
(2)	FHLB has the option to convert the advance to a variable rate only on the date indicated.

If the FHLB of Atlanta exercises its conversion option, the Bank can accept the new terms or repay the advance without any prepayment penalty. These advance agreements also contain prepayment penalty provisions for early repayments if current advance rates are lower than the interest rates on the advances being repaid.

The Bank had outstanding irrevocable letters of credit totaling $1.5 million and $7.0 million from the FHLB of Atlanta at December 31, 2011 and December 31, 2010, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions, to the extent required by law.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

Components of the income tax provision follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Current:
Federal	$126	$(2,528)	$1,329
State	—	—	27

Total current expense (benefit)	126	(2,528)	1,356

Deferred:
Federal	337	(2,424)	(583)
State	125	(1,122)	18

Total deferred expense (benefit)	462	(3,546)	(565)

Total income tax provision (benefit)	$588	$(6,074)	$791

Increases (decreases) in deferred tax liabilities allocated to other comprehensive income related to:
Unrealized gains (losses) on securities available for sale	$(2,099)	$457	$70
Qualified and non-qualified pension plan liability adjustments	525	392	(1,128)

Total	$(1,574)	$849	$(1,058)

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (Continued)

The approximate tax effects of each type of temporary difference that gave rise to the Bank’s deferred income tax assets and liabilities follows:

	December 31,
(in thousands)	2011	2010
Deferred tax assets relating to:
Deferred loan fees	$148	$167
Deferred compensation	376	520
Non-accrual interest, book versus tax	11	205
Accrued vacation	203	174
Allowance for loan losses	4,097	4,904
Pension liabilities and prepayments	2,528	2,003
Net operating/net economic loss carry forward	1,212	1,433
Loss reserve on foreclosed real estate	806	503
Deferred gain on sale of foreclosed real estate	4	78
Unrealized loss on securities available for sale	—	299
Other	296	67

Total deferred tax assets	9,681	10,353

Deferred tax liabilities relating to:
Original issue discount - loan fees	(556)	(587)
Property	(387)	(588)
Pension liabilities and prepayments	(1,462)	(1,658)
FHLB stock	(761)	(763)
Unrealized gain on securities available for sale	(1,800)	—
Other	(110)	(116)

Total deferred tax liabilities	(5,076)	(3,712)

Net recorded deferred tax assets	$4,605	$6,641

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (Continued)

Income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes differs from the actual income tax provision because of the following:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Income tax provision at statutory rate	$604	$(5,281)	$789
Increase (decrease) in income taxes resulting from:
State taxes, net of federal effect	82	(741)	30
Other, net	(98)	(52)	(28)

Total	$588	$(6,074)	$791

Retained earnings include approximately $7.2 million representing pre-1988 tax bad debt reserve base year amounts for which no deferred income tax liability has been provided since these reserves are not expected to reverse and may never reverse. Circumstances that would require an accrual of a portion or all of this unrecorded tax liability are a reduction in qualifying loan levels relative to the end of 1987, failure to meet the definition of a bank, dividend payments in excess of accumulated tax earnings and profits, or other distributions, dissolution or liquidation of the Bank’s equity.

11. REGULATORY CAPITAL REQUIREMENTS

Capital Levels – The Company is a bank holding company regulated by the FRB and the NCCoB. The Bank is a state-chartered savings bank regulated by the FDIC and the NCCoB. Federal regulations require the maintenance of a minimum leverage ratio of qualifying total capital to total assets of four percent and a minimum ratio of qualifying total capital to risk-weighted assets of eight percent, of which at least four percent must be in the form of core capital. In addition, North Carolina regulations require North Carolina savings banks to maintain a ratio of qualifying total capital to total adjusted assets of five percent.

Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2011, the most recent regulatory reporting period, the Bank was well capitalized under the current regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I leverage ratio, and Tier I risk adjusted capital as set forth in the table below.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REGULATORY CAPITAL REQUIREMENTS (Continued)

The following tables set forth actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
ASB Bancorp, Inc.
December 31, 2011
Tier I leverage capital	$114,757	14.30%	$32,098	4.00%	$40,122	5.00%
Tier I risk-based capital	114,757	27.52%	16,678	4.00%	25,017	6.00%
Total risk-based capital	120,050	28.79%	33,356	8.00%	41,694	10.00%
Asheville Savings Bank, S.S.B.
December 31, 2011
Tier I leverage capital	$88,897	11.09%	$32,063	4.00%	$40,079	5.00%
Tier I risk-based capital	88,897	21.35%	16,658	4.00%	24,988	6.00%
Total risk-based capital	94,193	22.62%	33,317	8.00%	41,646	10.00%
NC Savings Bank capital	99,538	12.67%	39,292	5.00%	n/a	n/a
December 31, 2010
Tier I leverage capital	$63,377	8.36%	$30,309	4.00%	$37,886	5.00%
Tier I risk-based capital	63,377	13.04%	19,434	4.00%	29,151	6.00%
Total risk-based capital	69,542	14.31%	38,868	8.00%	48,585	10.00%
NC Savings Bank capital	76,053	10.14%	37,503	5.00%	n/a	n/a

A reconciliation of GAAP equity and regulatory capital amounts follows:

	ASB Bancorp December 31,	Asheville Savings Bank December 31,
(in thousands)	2011	2011	2010
Total GAAP equity	$115,571	$89,721	$62,881
Accumulated other comprehensive income, net of tax	1,329	1,319	3,640
Disallowed deferred tax assets	(2,143)	(2,143)	(3,144)

Tier I capital	114,757	88,897	63,377
Unrealized gains on available for sale equity securities	14	14	—
Allowable portion of allowance for loan losses	5,279	5,282	6,165

Total risk-based capital	$120,050	94,193	69,542

Disallowed portion of allowance for loan losses	n/a	5,345	6,511

NC Savings Bank capital	n/a	$99,538	$76,053

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS

Defined Benefit Plans – The Bank has a Qualified defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee’s compensation during employment. The Bank’s funding policy is based on actuarially determined amounts. Prior service costs are amortized using the straight line method. Contributions are intended to provide for not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, the Bank also has a Non-qualified plan covering certain officers whose benefit under the Qualified plan would be reduced as a result of Internal Revenue Code limitations. The Non-qualified plan is an unfunded plan and any benefits payable shall be paid from the general assets of the Bank.

Effective January 1, 2010, the Board of Directors amended the Bank’s Qualified and Non-qualified pension plans (the “Plans”) to reduce the projected benefit obligations under the plans for services to be performed in future periods.

Effective December 31, 2009, benefits under the Bank’s Plans were reduced with respect to existing employees and no new participants were allowed to enter the Plans after the effective date.

The following tables set forth the status of both the Qualified and the Non-qualified Plans using measurement dates of December 31, 2011 and 2010:

	Non-qualified		Qualified
(in thousands)	2011	2010	2011	2010
Change in Benefit Obligation
Projected benefit obligation at beginning of year	$1,152	$1,065	$17,042	$15,006
Service cost	5	5	169	156
Interest cost	58	61	922	906
Actuarial loss	49	88	1,244	1,481
Benefits paid	(68)	(67)	(605)	(507)

Projected benefit obligation at end of year	$1,196	$1,152	$18,772	$17,042

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$17,279	$16,563
Actual return on plan assets	—	—	523	1,223
Employer contribution	68	67	—	—
Benefits paid	(68)	(67)	(605)	(507)

Fair value of plan assets at end of year	$—	$—	$17,197	$17,279

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

	Non-qualified		Qualified
(in thousands)	2011	2010	2011	2010
Net Amount Recognized
Funded status	$(1,196)	$(1,152)	$(1,575)	$237
Unrecognized net actuarial loss	374	348	6,760	5,502
Unrecognized prior service credit	(46)	(57)	(531)	(598)

Net amount recognized	$(868)	$(861)	$4,654	$5,141

Amounts Recognized in Balance Sheets
Pension asset (liability)	$(1,196)	$(1,152)	$(1,575)	$237

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$374	$348	$6,760	$5,502
Prior service credit	(46)	(57)	(531)	(598)

Accumulated other comprehensive loss	$328	$291	$6,229	$4,904

Expected to be Amortized from Accumulated Other Comprehensive Income Over Next Twelve Months
Net actuarial loss	$24	$20	$508	$385
Prior service credit	(11)	(11)	(66)	(66)

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Non-Qualified Defined Benefit Plan
Components of Net Periodic Benefit Costs
Service cost	$5	$5	$16
Interest cost	58	61	71
Amortization of prior service cost (credit)	(11)	(11)	66
Amortization of net loss	22	31	16

Net periodic benefit cost	$74	$86	$169

Qualified Defined Benefit Plan
Components of Net Periodic Benefit Costs
Service cost	$169	$156	$620
Interest cost	922	906	947
Expected return on plan assets	(933)	(896)	(1,120)
Amortization of prior service cost (credit)	(66)	(66)	125
Amortization of net loss	396	269	402

Net periodic benefit cost	$488	$369	$974

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

	Non-qualified		Qualified
(in thousands)	2011	2010	2011	2010
Additional Information
Accumulated benefit obligation	$1,196	$1,152	$18,772	$17,042

Increase in minimum liability included in other comprehensive income	$—	$—	$—	$—

Assumptions used in accounting for the defined benefit plans follow:

	Non-qualified		Qualified
	2011	2010	2011	2010
Weighted Average Assumptions Used to Determine Benefit Obligations at Year-End
Discount rate	4.91%	5.20%	5.11%	5.50%
Rate of compensation increase	3.50%	6.00%	3.50%	6.00%
Weighted Average Assumptions Used to Determine Net Period Benefit Cost for the Year
Discount rate	5.20%	5.88%	5.50%	6.18%
Expected long-term return on plan assets	n/a	n/a	5.50%	5.50%
Rate of compensation increase	6.00%	3.00%	6.00%	3.00%

	Qualified
	2011	2010
Asset Allocation
Actual Percentage of Plan Assets
Equity securities	0%	0%
Debt securities	100%	100%
Total	100%	100%
Target Allocation
Equity securities	0%	0%
Debt securities	100%	100%
Total	100%	100%

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

Investment Policy and Strategy – Qualified Plan

The policy, as established by the Pension Committee, is to provide for preservation of capital by investing assets per the target allocations stated above, which from time to time may be amended to include investments in equity securities. The assets will be reallocated quarterly to meet the above target allocations. The investment policy will be reviewed on a quarterly basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

Determination of Expected Long-Term Rate of Return

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 8% to 11% over the long-term, while cash and fixed income is expected to return between 3% and 6%. Based on historical experience, the Pension Committee expects that the Plan’s asset managers will provide a modest (0.50% to 1.50% per annum) premium to their respective market benchmark indices.

Cash Flows

The expected contribution to the Non-qualified Plan for the year ending December 31, 2012 is $68,263. The Bank does not expect to make a Qualified Plan contribution in 2012.

The following benefit payments reflecting expected future service are expected to be paid as follows:

(in thousands)	Non- Qualified	Qualified
Fiscal Year Ending December 31,
2012	$68	$643
2013	71	731
2014	71	817
2015	71	855
2016	71	887
2017 – 2021	355	5,179

401(k) Plan – Effective October 1, 1996, the Bank adopted an employee savings plan under Section 401(k) of the Internal Revenue Code, and the Plan covers substantially all employees. Effective January 1, 2001, the Plan was amended to provide a safe harbor provision and to cease the allowance of after-tax contributions by employees. The safe harbor provision changes the Bank’s matching contribution to equal 100% of the first 3% of each employee’s compensation for the plan year, plus 50% of the employee’s deferral contributions in excess of 3% but not in excess of 5% of the employee’s compensation for the plan year.

Matching contributions to the Bank’s defined contribution plan under Section 401(k) of the Internal Revenue Code were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Contributions to defined contribution plan	$190	$178	$184

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

Deferred Compensation Plan – The Bank has adopted a non-qualified Directors and Officers Deferral Plan (the “D&O Plan”) under which designated executive officers and directors can defer compensation and board/committee meeting fees into the D&O Plan which contains certain investment elections approved by the Bank’s Compensation Committee and selected by the D&O Plan’s Participants, including the option to invest in the Company’s common stock. All D&O Plan Participants are 100% vested in their account balances at all times. Executive officers must first maximize their participation in the Bank’s qualified 401K Plan and can defer no less than five percent (5%) of compensation. No Participant may defer more than one hundred percent (100%) of fees and compensation. The Bank may, at its discretion, make matching contributions to the D&O Plan but has heretofore not elected to do so. The D&O Plan has been amended to comply with Section 409A of the Internal Revenue Code. The Bank’s assets under the D&O Plan equal its liabilities, which were $972,000 at December 31, 2011 and $1,341,000 at December 31, 2010.

Stock-Based Deferral Plan – The Bank adopted a non-qualified Stock-Based Deferral Plan to facilitate the investment of D&O Plan funds in the Company’s common stock as elected by D&O Plan participants.

Employee Stock Ownership Plan – In conjunction with the initial public offering, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the ESOP in the amount of $4,468,000, which was used to purchase 446,764 shares of the Company’s common stock at a price of $10.00 per share in the Company’s initial public offering. The loan bears a fixed interest rate of 3.25% and provides for annual payments of interest and principal over the 15 year term of the loan.

At December 31, 2011, the remaining principal balance on the ESOP debt is payable as follows:

(in thousands)	Amount
Principal amounts due on December 31,
2012	$253
2013	262
2014	270
2015	279
2016	288
Thereafter	3,055

Total	$4,407

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to the participants, as principal and interest payments are made by the ESOP to the Company.

Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares shall be reallocated among other participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, will be distributed to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid. Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

Shares held by the ESOP include the following:

(dollars in thousands)	December 31, 2011
Allocated ESOP shares	7,350
Unallocated ESOP shares	439,414

Total ESOP shares	446,764

Fair value of unallocated ESOP shares	$5,099

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released. Total expense recognized in connection with the ESOP was as follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
ESOP expense	$86	$—	$—

13. COMMITMENTS AND CONTINGENCIES

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	December 31,
(in thousands)	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$117,446	$121,589
Commitments under standby letters of credit	135	58

Total	$117,581	$121,647

The Bank renegotiated the operating lease for the operations center location to include additional space. This lease commenced May 1, 2007 with an original term of ten years. The lease has four five-year renewal options with predetermined rates per square foot rented. The Bank also renegotiated an operating lease for a parking lot for a three-year term, with no renewal options. A new lease for land in Fletcher, North Carolina commenced on February 1, 2007 with an initial term of 20 years. The lease has renewal options of four consecutive renewal periods of five years each. The monthly payments are subject to adjustment every 60 months based on the increase of the Consumer Price Index.

Future minimum lease payments under these leases are as follows:

(in thousands)	December 31, 2011
2012	$355
2013	355
2014	355
2015	355
2016	355
Thereafter	646

Total	$2,421

Total rental expense related to operating leases follows:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Rental expense	$355	$364	$366

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

Investment Commitments - During 2005, the Bank entered into an agreement to invest $1,000,000 as a limited partner in a Small Business Investment Company. The Bank made no additional investments during 2011, 2010 or 2009, but invested $800,000 prior to 2009. The Bank has a remaining commitment of approximately $200,000. This investment is recognized at cost and is included in “other assets” on the balance sheet.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS

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

The carrying amount and estimated fair values of financial instruments follows:

	December 31, 2011		December 31, 2010
(in thousands)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Financial assets:
Cash and cash equivalents	$72,327	$72,327	$24,234	$24,234
Investment securities
Available for sale	243,863	243,863	175,445	175,445
Held to maturity	5,218	5,753	5,948	6,198
Investments held at cost	3,870	3,870	3,970	3,970
Loans held for sale	6,590	6,689	8,386	8,512
Loans receivable, net	422,256	428,876	487,327	491,205
Accrued interest receivable	2,539	2,539	2,519	2,519
Deferred compensation assets	972	972	1,341	1,341
Financial liabilities:
Demand and savings deposits	349,695	349,695	332,354	332,354
Time deposits	258,541	260,466	287,403	289,881
Repurchase agreements	758	756	1,008	999
Advances from Federal Home Loan Bank	60,000	68,641	60,000	64,048
Deferred compensation liabilities	972	972	1,341	1,341
Accrued interest payable	153	153	170	170
Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—
Commitments under standby letters of credit	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS (Continued)

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

Investment Securities – Fair value measurement is primarily based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

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

Accrued Interest Receivable and Payable – The carrying amount is a reasonable estimate of fair value.

Deferred Compensation Assets – Assets include debt and equity securities that are traded in an active exchange market. Fair values are obtained from quoted prices in active markets for identical assets.

Demand and Savings Deposits – By definition, the carrying values are equal to the fair values.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the date of these financial statements and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS (Continued)

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

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, SBA asset-backed securities, securities issued by state and local governments, corporate debt securities, and residential mortgage loans held-for-sale.

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The fair values of investments in mutual funds are determined by quoted prices and are included as recurring Level 1 assets. The fair values of investments in securities issued by U.S. GSE’s, asset-backed securities issued by the SBA, residential mortgage-backed securities issued by U.S. GSE’s, and securities issued by state and local governments are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are included as recurring Level 2 assets.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS (Continued)

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis:

				Total Carrying Amount in Statement of Financial Position	Assets/ Liabilities Measured at Fair Value

(in thousands)	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3
December 31, 2011
Securities available for sale:
U.S. GSE and agency securities	$—	$42,367	$—	$42,367	$42,367
Asset-backed SBA securities	—	31,492	—	31,492	31,492
Residential mortgage-backed securities issued by GSE’s	—	157,378	—	157,378	157,378
State and local government securities	—	11,914	—	11,914	11,914
Mutual funds	712	—	—	712	712

Total	$712	$243,151	$—	$243,863	$243,863

Defined benefit plan assets:
Cash and cash equivalents	$173	$—	$—
Money market mutual funds	264	—	—
Debt security mutual funds	16,760	—	—

Total	$17,197	$—	$—

December 31, 2010
Securities available for sale:
U.S. GSE and agency securities	$—	$50,042	$—	$50,042	$50,042
Asset-backed SBA securities	—	16,039	—	16,039	16,039
Residential mortgage-backed securities issued by GSE’s	—	105,410	—	105,410	105,410
State and local government securities	—	3,287	—	3,287	3,287
Mutual funds	667	—	—	667	667

Total	$667	$174,778	$—	$175,445	$175,445

Defined benefit plan assets:
Cash and cash equivalents	$193	$—	$—
Money market mutual funds	241	—	—
Debt security mutual funds	16,845	—	—

Total	$17,279	$—	$—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS (Continued)

There were no transfers to or from Level 1 and 2 during the years ended December 31, 2011 and December 31, 2010.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Bank may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. Assets measured at fair value on a nonrecurring basis are included in the table below.

				Total Carrying Amount in Statement of Financial Position	Assets/ Liabilities Measured at Fair Value

(in thousands)	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3
December 31, 2011
Impaired loans	$—	$—	$21,858	$21,858	$21,858
Foreclosed properties	—	—	8,125	8,125	8,125
December 31, 2010
Impaired loans	$—	$—	$16,103	$16,103	$16,103
Foreclosed properties	—	—	10,650	10,650	10,650

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following financial information pertains to ASB Bancorp, Inc. (parent company only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

(in thousands)	December 31, 2011
Assets
Cash on deposit with bank subsidiary	$16,297
Interest-earning deposits with other financial institutions	2,998

Total cash and cash equivalents	19,295
Securities available for sale at fair value	2,080
ESOP loan receivable	4,407
Investment in bank subsidiary	89,721
Deferred income tax assets, net	7
Other assets	71

Total assets	$115,581

Liabilities and Stockholders’ Equity
Other liabilities	$10

Total liabilities	$10
Total stockholders’ equity	115,571

Total liabilities and stockholders’ equity	$115,581

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Condensed Statements of Net Income

(in thousands)	Year Ended December 31, 2011
Interest and dividend income	$33
Interest expense	—

Net interest income	33
Noninterest income	—
Noninterest expenses	118

Loss before income taxes and equity in undistributed income of bank subsidiary	(85)
Income tax benefit	(33)

Net loss before equity in undistributed income of bank subsidiary	(52)
Equity in undistributed income of bank subsidiary	1,239

Net income	$1,187

Condensed Statements of Cash Flows

(in thousands)	Year Ended December 31, 2011
Operating Activities
Net income	$1,187
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of bank subsidiary	(1,239)
Increase in income tax receivable	(33)
Increase in interest receivable	(6)
Net change in other assets and liabilities	(22)

Net cash used in operating activities	(113)

Investing Activities
Securities available for sale:
Purchases	(2,098)
Investment in bank subsidiary’s common stock	(28,000)
ESOP loan	(4,468)
ESOP principal payments received	61

Net cash used in investing activities	(34,505)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	53,913

Net cash provided by financing activities	53,913

Net increase in cash and cash equivalents	19,295
Cash and cash equivalents:
Beginning of period	—

End of period	$19,295

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Change in unrealized gain on securities available for sale	(18)
Change in deferred income taxes resulting from other comprehensive income	7

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited condensed statements of income (loss) for each of the quarters are summarized below for the periods indicated.

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Interest and dividend income	$6,760	$7,090	$7,502	$7,382
Interest expense	2,013	2,120	2,205	2,304

Net interest income before provision for loan losses	4,747	4,970	5,297	5,078
Provision for loan losses	1,974	730	424	657

Net interest income after provision for loan losses	2,773	4,240	4,873	4,421
Noninterest income	2,337	2,004	1,928	1,680
Noninterest expenses	6,297	5,322	5,630	5,232

Income (loss) before income tax provision (benefit)	(1,187)	922	1,171	869
Income tax provision (benefit)	(476)	351	429	284

Net income (loss)	$(711)	$571	$742	$585

Net income (loss) per common share – Basic	$(0.14)	n/a	n/a	n/a

Net income (loss) per common share – Diluted	$(0.14)	n/a	n/a	n/a

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Interest and dividend income	$7,592	$8,136	$8,409	$8,678
Interest expense	2,582	2,876	2,935	3,051

Net interest income before provision for loan losses	5,010	5,260	5,474	5,627
Provision for loan losses	4,110	13,838	2,612	1,859

Net interest income (loss) after provision for loan losses	900	(8,578)	2,862	3,768
Noninterest income	1,826	1,715	2,084	2,058
Noninterest expenses	5,713	6,220	5,080	5,154

Income (loss) before income tax provision (benefit)	(2,987)	(13,083)	(134)	672
Income tax provision (benefit)	(1,188)	(5,080)	(48)	242

Net income (loss)	$(1,799)	$(8,003)	$(86)	$430

Net income per common share – Basic	n/a	n/a	n/a	n/a

Net income per common share – Diluted	n/a	n/a	n/a	n/a

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to the transition period established by the rules of the Securities and Exchange Commission for newly formed public companies. Under the applicable rules of the Securities and Exchange Commission, a report on management’s assessment regarding internal control over financial reporting and a related attestation report from the Company’s independent registered public accounting firm will be required in the Company’s Annual Report on Form 10-K when the aggregate market value of the voting and non-voting common equity held by non-affiliates as of the end of the second quarter of the Company’s fiscal year exceeds $75.0 million.

In addition, based on that evaluation, there has been no change in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the directors of the Company., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

The executive officers of the Company are:

Name	Position
Suzanne S. DeFerie	President and Chief Executive Officer
Kirby A. Tyndall	Executive Vice President and Chief Financial Officer
David A. Kozak	Executive Vice President and Chief Lending Officer
Fred A. Martin	Executive Vice President and Chief Information Officer

Since the formation of ASB Bancorp, Inc., none of the Company executive officers, directors or other personnel have received remuneration from ASB Bancorp, Inc.

Below is information regarding our other executive officers who are not also directors. Ages presented are as of December 31, 2011.

Kirby A. Tyndall has served as Executive Vice President and Chief Financial Officer of Asheville Savings Bank since September 2010. Mr. Tyndall was Vice President and Finance Special Projects Coordinator at Asheville Savings Bank from November 2009 to September 2010. Prior to joining Asheville Savings Bank in November 2009, Mr. Tyndall served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Bank of Granite, located in Granite Falls, North Carolina, from June 1997 to July 2009. Age 56.

David A. Kozak has served as Executive Vice President and Chief Lending Officer of Asheville Savings Bank since July 2010. Mr. Kozak was Executive Vice President and Senior Lending Officer of Asheville Savings Bank from April 2008 to July 2010. Prior to joining Asheville Savings Bank in April 2008, Mr. Kozak served as First Vice President, Commercial Lending Manager at SunTrust Bank from December 2005 to April 2008. Age 51.

Fred A. Martin joined Asheville Savings Bank in 2006 and has served as Executive Vice President and Chief Information Officer of Asheville Savings Bank since June 2007. Prior to joining Asheville Savings Bank, Mr. Martin served as North Carolina Lead Network Engineer and Assistant Director of Information Technology for SouthTrust Bank. Age 41.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at http://ir.ashevillesavings bank.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

For information regarding executive compensation, the sections captioned “Executive Compensation” and “Director Compensation” in the Proxy Statement are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

Information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned “Stock Ownership.”

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section of the Proxy Statement captioned “Stock Ownership.”

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	none	none	none
Equity compensation plans not approved by security holders	none	none	none
Total	none	none	none

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Proxy Statement s is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 3—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)

3.2	Bylaws of ASB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)

10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)

10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)

10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)

10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Fred A. Martin * (2)

10.5	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (3)

10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan * (3)

21.0	Subsidiaries of ASB Bancorp, Inc.

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASB BANCORP, INC.

By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer (duly authorized representative)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ SUZANNE S. DEFERIE Suzanne S. DeFerie	President and Chief Executive Officer (principal executive officer)	March 27, 2012

/s/ KIRBY A. TYNDALL Kirby A. Tyndall	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 27, 2012

/s/ PATRICIA S. SMITH Patricia S. Smith	Chairman of the Board of Directors	March 27, 2012

/s/ JOHN B. GOULD John B. Gould	Vice Chairman of the Board of Directors	March 27, 2012

/s/ JOHN B. DICKSON John B. Dickson	Director	March 27, 2012

/s/ LESLIE D. GREEN Leslie D. Green	Director	March 27, 2012

/s/ KENNETH E. HORNOWSKI Kenneth E. Hornowski	Director	March 27, 2012

/s/ STEPHEN P. MILLER Stephen P. Miller	Director	March 27, 2012

/s/ WYATT S. STEVENS Wyatt S. Stevens	Director	March 27, 2012