Form 10-Q
period 2012-03-31
ASB Bancorp Inc
filed 2012-05-14
CIK 1520300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 5,584,551 shares of Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2012.

ASB BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	March 31, 2012	December 31, 2011*

Assets

Cash and due from banks	$8,458	$10,480
Interest-earning deposits with banks	71,629	61,847

Total cash and cash equivalents	80,087	72,327

Securities available for sale (amortized cost of $256,192 at March 31, 2012 and $239,364 at December 31, 2011)	259,715	243,863
Securities held to maturity (estimated fair value of $5,575 at March 31, 2012 and $5,753 at December 31, 2011)	5,067	5,218
Investment in Federal Home Loan Bank stock, at cost	3,883	3,870
Loans held for sale	7,018	6,590
Loans receivable (net of deferred loan fees of $390 at March 31, 2012 and $384 at December 31, 2011)	416,307	432,883
Allowance for loan losses	(10,562)	(10,627)

Loans receivable, net	405,745	422,256

Premises and equipment, net	13,992	14,053
Foreclosed real estate (net of loss reserves of $2,029 at March 31, 2012 and $2,091 at December 31, 2011)	9,135	8,125
Deferred income tax assets, net	4,916	4,605
Other assets	7,343	9,961

Total assets	$796,901	$790,868

Liabilities and Stockholder’s Equity

Liabilities
Noninterest-bearing deposits	$55,080	$54,102
Interest-bearing deposits	555,162	554,134

Total deposits	610,242	608,236
Overnight and short-term borrowings	984	758
Federal Home Loan Bank advances	60,000	60,000
Accounts payable and other liabilities	10,315	6,303

Total liabilities	681,541	675,297

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,584,551 shares issued at March 31, 2012 and December 31, 2011	56	56
Additional paid-in capital	53,885	53,869
Retained earnings	67,992	67,708
Accumulated other comprehensive loss, net of tax	(1,916)	(1,329)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,316)	(4,394)
Stock-based deferral plan shares	(341)	(339)

Total equity	115,360	115,571

Total liabilities and equity	$796,901	$790,868

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

Interest and dividend income
Loans, including fees	$5,100	$6,226
Securities	1,368	1,170
Other earning assets	71	19

Total interest and dividend income	$6,539	7,415

Interest expense
Deposits	1,317	1,706
Overnight and short-term borrowings	1	2
Federal Home Loan Bank advances	601	596

Total interest expense	1,919	2,304

Net interest income	4,620	5,111

Provision for loan losses	598	657

Net interest income after provision for loan losses	4,022	4,454

Noninterest income
Mortgage banking income	327	367
Deposit and other service charge income	747	846
Income from debit card services	303	295
Gain on sale of investment securities	502	—
Other noninterest income	116	139

Total noninterest income	1,995	1,647

Noninterest expenses
Salaries and employee benefits	2,868	2,530
Occupancy expense, net	743	753
Foreclosed property expenses	100	91
Data processing fees	430	418
Federal deposit insurance premiums	167	254
Advertising	162	139
Professional and outside services	257	238
Other noninterest expenses	876	809

Total noninterest expenses	5,603	5,232

Income before income tax provision	414	869

Income tax provision	130	284

Net income	$284	$585

Net income per common share – Basic	$0.06	n/a

Net income per common share – Diluted	$0.06	n/a

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011

Comprehensive Income
Net income	$284	$585

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities losses (gains) recognized in net income	(502)	—
Deferred income tax benefit	201	—
Gains (losses) arising during the period	(474)	(285)
Deferred income tax benefit	188	114

Unrealized holding gains (losses) adjustment, net of tax	(587)	(171)

Defined Benefit Pension Plans:
Net periodic pension cost	(177)	(149)
Net pension gain	177	149
Deferred income tax benefit	—	—

Defined benefit pension plan adjustment, net of tax	—	—

Total other comprehensive loss	(587)	(171)

Comprehensive income (loss)	$(303)	$414

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(dollars in thousands)	Three Months Ended March 31, 2012

Common stock
December 31, 2011	$56

March 31, 2012	$56

Additional paid-in capital
December 31, 2011	$53,869
ESOP shares allocated	16

March 31, 2012	$53,885

Retained earnings
December 31, 2011	$67,708
Net income	284

March 31, 2012	$67,992

Accumulated other comprehensive income (loss), net of tax
December 31, 2011	$(1,329)
Other comprehensive loss	(587)

March 31, 2012	$(1,916)

Unearned ESOP shares
December 31, 2011	$(4,394)
ESOP shares allocated	78

March 31, 2012	$(4,316)

Stock-based deferral plan shares
December 31, 2011	$(339)
Stock-based deferral plan shares purchased	(2)

March 31, 2012	$(341)

Total stockholders’ equity
December 31, 2011	$115,571
Net income	284
Other comprehensive loss	(587)
ESOP shares allocated	94
Stock-based deferral plan shares purchased	(2)

March 31, 2012	$115,360

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Operating Activities
Net income	$284	$585
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	598	657
Provision for loss on foreclosed properties	33	79
Depreciation	288	311
Loss (gain) on sale of foreclosed real estate	37	(3)
Deferred income tax expense	78	280
Net amortization of premiums on securities	666	351
Gain on sale of securities	(502)	—
Net accretion of deferred fees on loans	(37)	(24)
Mortgage loans originated for sale	(19,912)	(17,978)
Proceeds from sale of mortgage loans	19,811	25,468
Gain on sale of mortgage loans	(327)	(367)
ESOP compensation expense	94	—
Decrease in income tax receivable	2,554	1,103
Decrease (increase) in interest receivable	183	(51)
Net change in other assets and liabilities	452	445

Net cash provided by operating activities	4,300	10,856

Investing Activities
Purchases of securities available for sale	(64,938)	(29,017)
Proceeds from sales of securities available for sale	35,274	—
Proceeds from maturities and/or calls of securities available for sale	6,000	1,000
Principal repayments on mortgage-backed and asset-backed securities	10,264	7,564
Purchase of FHLB stock	(13)	—
Net decrease in loans receivable	13,779	14,397
Capitalized expenses of foreclosed real estate	—	(18)
Net proceeds from sales of foreclosed real estate	1,091	286
Purchases of premises and equipment	(227)	(91)

Net cash used in investing activities	1,230	(5,879)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Financing Activities
Net increase (decrease) in deposits	$2,006	$(3,171)
Net proceeds from repurchase agreements	226	396
Stock-based deferral plan shares purchased	(2)	—

Net cash provided by (used in) financing activities	2,230	(2,775)

Net increase in cash and cash equivalents	7,760	2,202
Cash and cash equivalents at beginning of period	72,327	24,234

Cash and cash equivalents at end of period	$80,087	$26,436

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$1,921	$2,371
Income taxes	(2,494)	(987)

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$2,171	$200
Security purchases in the process of settlement	3,441	3,106
Change in unrealized gain on securities available for sale	(976)	(285)
Change in deferred income taxes resulting from other comprehensive income	389	114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period.

Organization – ASB Bancorp, Inc. (the “Parent”) was incorporated on May 12, 2011 by Asheville Savings Bank, S.S.B. (the “Bank”) to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization. The conversion was completed on October 11, 2011 and the Parent contributed $28.0 million in capital to the Bank on that date from the conversion proceeds.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiary, the Bank (collectively, the “Company”). The Bank has two wholly owned subsidiaries, Appalachian Financial Services, Inc., which engages in investment activities and is currently inactive, and Wenoca, Inc., which serves as the Bank’s trustee regarding deeds of trust. Both subsidiaries are organized as North Carolina corporations. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to GAAP.

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

Loan Segments and Classes

The Bank’s portfolio segments and classes within those segments are subject to risks that could have an adverse impact on the credit quality of the loan portfolio. Management has identified the risks described below as significant risks that are generally similar among the loan segments and classes.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A troubled debt restructuring (“TDR”) occurs when a borrower is experiencing financial difficulty and the Bank grants a concession it would not otherwise consider to provide the borrower relief from one or more of the contractual loan conditions. Concessions that the Bank might consider include the allowance of interest-only payments on more than a temporary basis, the reduction of interest rates, the extension of the loan term, the forgiveness of principal, or a combination of these. The Bank rarely reduces interest rates below market rates or forgives principal as concessions. The Bank might require additional collateral or additional guarantors as conditions to modifying loans as TDRs.

The Bank might consider modifying both accruing or nonaccruing loans as TDRs. When a modification includes a reduction of principal that resulted from a partial charge off of the loan, the Bank typically accounts for the TDR as a nonaccruing loan.

The Bank classifies TDRs as impaired loans and evaluates the need for an allowance for loan loss on a loan-by-loan basis consistent with its evaluation of impaired loans that have not been modified as TDRs. An allowance is based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan is deemed to be collateral dependent.

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

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows:

	March 31,	December 31,
(in thousands)	2012	2011

Unrealized gain on securities	$2,113	$2,700
Benefit plan liability	(4,029)	(4,029)

Accumulated other comprehensive loss, net of tax	$(1,916)	$(1,329)

ASB BANCORP, INC. AND SUBSIDIARY

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

Pension Plan – The Bank has two noncontributory, defined benefit pension plans. The Bank recognizes the overfunded or underfunded status of the plans as an asset or liability in its consolidated statement of financial position and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and to include additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan (“ESOP”) – In connection with the mutual-to-stock conversion discussed in note 2 below, the Bank established an ESOP for the benefit of all of its eligible employees. Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. Shares allocated under the ESOP vest at the rate of 20% per year of service beginning with the completion of two years of service and fully vest upon the completion of six years of service. The Bank anticipates it will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 15 years.

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

Net Income Per Common Share – Where presented, basic net income per common share is the

Company’s net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, if any, divided by the weighted average number of common shares outstanding during the period. In calculating the weighted average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are allocated.

For diluted income per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance. The effects of restricted stock and stock options are excluded from the computation of diluted income per common share in periods in which the effect would be antidilutive. Potential common shares that might be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method. At March 31, 2012, the Company had no stock options or restricted stock that would cause a dilutive effect on net income per common share.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company had no common shares outstanding prior to October 11, 2011. Net income per common share has been computed based on the following:

Three Months Ended
(dollars in thousands, except per share data)	March 31, 2012

Numerator:
Net income	$284

Denominator:
Weighted average common shares issued	5,584,551
Less: Weighted average unallocated ESOP shares	435,512

Weighted average common shares used to compute net income per common share – basic	5,149,039

Weighted average common shares used to compute net income per common share – diluted	5,149,039

Net income per common share – Basic	$0.06

Net income per common share – Diluted	$0.06

Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the March 31, 2012 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ASU 2011-04 – In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is not permitted. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

Accounting Standards Update ASU 2011-05 – In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported on other comprehensive income. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application is permitted. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

Accounting Standards Update 2011-10 – In December, 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification. This ASU clarifies previous guidance for situations in which a reporting entity would relinquish control of the assets of a subsidiary in order to satisfy the nonrecourse debt of the subsidiary. The ASU concludes that if control of the assets has been transferred to the lender, but not legal ownership of the assets; then the reporting entity must continue to include the assets of the subsidiary in its consolidated financial statements. The amendments in this ASU are effective for public entities for annual and interim periods beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013. Early adoption is permitted. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

Accounting Standards Update ASU 2011-11 – In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

Accounting Standards Update ASU 2011-12 – In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05. In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of the new guidance is not expected to have a significant impact on the Company’s financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. STOCK CONVERSION AND CHANGE IN CORPORATE FORM

The Parent completed its initial public stock offering in connection with the Bank’s conversion from the mutual to the stock form of organization on October 11, 2011. The Parent sold a total of 5,584,551 shares of its common stock at an offering price of $10.00 per share. This included 446,764 shares purchased by the ESOP pursuant to a loan from the Parent in the amount of $4.5 million. Trading of the Parent’s common stock commenced on the Nasdaq Global Market on October 12, 2011 under the symbol “ASBB.” The conversion was accounted for as a change in corporate form and, as a result, the historic basis of the Bank’s assets, liabilities and equity remained unchanged. Including the additional $4.5 million in ESOP share purchases, gross proceeds were $55.8 million. After payment of conversion expenses of approximately $1.9 million, the net proceeds of $53.9 million received in the offering, as reduced for the unearned ESOP shares of $4.5 million, was reflected in the stockholders’ equity accounts of the Parent in its December 31, 2011 consolidated balance sheet.

On October 11, 2011, liquidation accounts were established by the Parent and the Bank for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) of the Bank as defined in the Bank’s Amended and Restated Plan of Conversion (the “Plan of Conversion”). Each eligible depositor will have a pro rata interest in the liquidation accounts for each of his or her deposit accounts based upon the proportion that the balance of each such account bears to the balance of all deposit accounts of the Bank as of the dates defined in the Plan of Conversion. The liquidation accounts will be maintained for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the unlikely event of a complete liquidation of the Bank or the Parent or both, and only in such event, eligible depositors who continue to maintain accounts will be entitled to receive a distribution from the liquidation accounts before any liquidation may be made with respect to common stock. Neither the Parent nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by the Parent’s or the Bank’s regulators.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2012

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$36,685	$254	$(18)	$36,921
After 5 years but within 10 years	6,128	80	—	6,208
After 10 years	2,000	1	—	2,001
Asset-backed securities issued by the Small Business Administration (SBA)	32,789	805	(8)	33,586
Residential mortgage-backed securities issued by GSE’s (1)	164,716	2,099	(188)	166,627
State and local government securities due -
After 5 years but within 10 years	4,000	173	(14)	4,159
After 10 years	9,180	338	(21)	9,497
Mutual funds	694	22	—	716

Total	$256,192	$3,772	$(249)	$259,715

December 31, 2011

U.S. GSE and agency securities due -
After 1 year but within 5 years	$33,174	$895	$(4)	$34,065
After 5 years but within 10 years	6,131	165	—	6,296
After 10 years	2,000	6	—	2,006
Asset-backed securities issued by the SBA	30,736	760	(4)	31,492
Residential mortgage-backed securities issued by GSE’s (1)	155,275	2,207	(104)	157,378
State and local government securities due -
After 5 years but within 10 years	2,831	175	—	3,006
After 10 years	8,528	389	(9)	8,908
Mutual funds	689	23	—	712

Total	$239,364	$4,620	$(121)	$243,863

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2012

U.S. GSE and agency securities due -
After 5 years but within 10 years	$1,075	$133	$—	$1,208
Residential mortgage-backed securities issued by GSE’s (1)	1,577	114	—	1,691
State and local government securities due -
After 10 years	2,415	261	—	2,676

Total	$5,067	$508	$—	$5,575

December 31, 2011

U.S. GSE and agency securities due -
After 5 years but within 10 years	$1,078	$140	$—	$1,218
Residential mortgage-backed securities issued by GSE’s (1)	1,726	121	—	1,847
State and local government securities due -
After 10 years	2,414	274	—	2,688

Total	$5,218	$535	$—	$5,753

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011. The total number of securities with unrealized losses at March 31, 2012 and December 31, 2011 were 35 and 11, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	March 31, 2012 (unaudited)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses

Securities Available for Sale

US GSE and agency	$11,983	$(18)	$—	$—	$11,983	$(18)
Asset-backed SBA	1,000	(5)	553	(3)	1,553	(8)
Residential mortgage- backed GSE (1)	44,016	(188)	—	—	44,016	(188)
State and local government	2,402	(35)	—	—	2,402	(35)

Total temporarily impaired securities	$59,401	$(246)	$553	$(3)	$59,954	$(249)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses

Securities Available for Sale

US GSE and agency	$3,996	$(4)	$—	$—	$3,996	$(4)
Asset-backed SBA	2,254	(4)	—	—	2,254	(4)
Residential mortgage- backed GSE (1)	16,378	(104)	—	—	16,378	(104)
State and local government	581	(9)	—	—	581	(9)

Total temporarily impaired securities	$23,209	$(121)	$—	$—	$23,209	$(121)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2012 and December 31, 2011 or during the periods then ended.

Investment securities pledged as collateral follow:

	March 31,	December 31,
(in thousands)	2012	2011

Pledged to Federal Reserve Discount Window	$10,150	$10,835
Pledged to Federal funds purchased lines of credit	—	1,218
Pledged to repurchase agreements for commercial customers	2,125	758

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Interest income from taxable securities	$1,260	$1,111
Interest income from tax-exempt securities	108	59

Total interest income from securities	$1,368	$1,170

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended March 31,
(in thousands)	2012	2011

Gross proceeds from sales of securities	$35,274	$—
Gross realized gains from sales of securities	502	—

4. LOANS RECEIVABLE

Loans receivable by segment and class follow:

	March 31,	December 31,
(in thousands)	2012	2011

Commercial:
Commercial construction and land development	$19,277	$22,375
Commercial mortgage	136,729	139,947
Commercial and industrial	16,081	17,540

Total commercial	172,087	179,862

Non-commercial:
Non-commercial construction and land development	5,502	3,907
Residential mortgage	169,817	175,866
Revolving mortgage	50,651	51,044
Consumer	18,640	22,588

Total non-commercial	244,610	253,405

Total loans receivable	416,697	433,267
Less: Deferred loan fees	(390)	(384)

Total loans receivable net of deferred loan fees	416,307	432,883
Less: Allowance for loan losses	(10,562)	(10,627)

Loans receivable, net	$405,745	$422,256

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

		Special				Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss*	Loans

March 31, 2012

Commercial:
Commercial construction and land development	$6,045	$606	$12,626	$—	$—	$19,277
Commercial mortgage	112,514	22,861	1,354	—	—	136,729
Commercial and industrial	11,447	2,004	2,630	—	—	16,081

Total commercial	130,006	25,471	16,610	—	—	172,087

Non-commercial:
Non-commercial construction and land development	5,502	—	—	—	—	5,502
Residential mortgage	156,737	9,895	3,168	—	17	169,817
Revolving mortgage	47,372	2,249	1,030	—	—	50,651
Consumer	17,438	1,066	136	—	—	18,640

Total non-commercial	227,049	13,210	4,334	—	17	244,610

Total loans receivable	$357,055	$38,681	$20,944	$—	$17	$416,697

December 31, 2011

Commercial:
Commercial construction and land development	$6,394	$1,002	$14,410	$—	$569	$22,375
Commercial mortgage	118,735	19,858	1,354	—	—	139,947
Commercial and industrial	12,834	2,058	2,647	1	—	17,540

Total commercial	137,963	22,918	18,411	1	569	179,862

Non-commercial:
Non-commercial construction and land development	3,797	—	109	1	—	3,907
Residential mortgage	163,134	8,417	4,315	—	—	175,866
Revolving mortgage	48,057	2,003	984	—	—	51,044
Consumer	21,189	1,246	153	—	—	22,588

Total non-commercial	236,177	11,666	5,561	1	—	253,405

Total loans receivable	$374,140	$34,584	$23,972	$2	$569	$433,267

*	Items included in the “Loss” column were fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
		90 Days			Total
(in thousands)	31-89 Days	or More	Total	Current	Loans

March 31, 2012

Commercial:
Commercial construction and land development	$—	$12,235	$12,235	$7,042	$19,277
Commercial mortgage	4,109	833	4,942	131,787	136,729
Commercial and industrial	256	2,583	2,839	13,242	16,081

Total commercial	4,365	15,651	20,016	152,071	172,087

Non-commercial:
Non-commercial construction and land development	—	—	—	5,502	5,502
Residential mortgage	373	1,687	2,060	167,757	169,817
Revolving mortgage	517	473	990	49,661	50,651
Consumer	645	18	663	17,977	18,640

Total non-commercial	1,535	2,178	3,713	240,897	244,610

Total loans receivable	$5,900	$17,829	$23,729	$392,968	$416,697

December 31, 2011

Commercial:
Commercial construction and land development	$363	$6,251	$6,614	$15,761	$22,375
Commercial mortgage	—	833	833	139,114	139,947
Commercial and industrial	2,177	506	2,683	14,857	17,540

Total commercial	2,540	7,590	10,130	169,732	179,862

Non-commercial:
Non-commercial construction and land development	—	110	110	3,797	3,907
Residential mortgage	1,426	1,922	3,348	172,518	175,866
Revolving mortgage	751	407	1,158	49,886	51,044
Consumer	939	27	966	21,622	22,588

Total non-commercial	3,116	2,466	5,582	247,823	253,405

Total loans receivable	$5,656	$10,056	$15,712	$417,555	$433,267

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	March 31, 2012		December 31, 2011
		Past Due		Past Due
		90 Days		90 Days
		or More		or More
		and Still		and Still
(in thousands)	Nonaccruing	Accruing	Nonaccruing	Accruing

Commercial:
Commercial construction and land development	$12,469	$—	$14,695	$—
Commercial mortgage	833	—	833	—
Commercial and industrial	2,583	—	2,595	—

Total commercial	15,885	—	18,123	—

Non-commercial:
Non-commercial construction and land development	—	—	110	—
Residential mortgage	1,687	—	1,922	—
Revolving mortgage	473	—	440	—
Consumer	18	—	27	—

Total non-commercial	2,178	—	2,499	—

Total loans receivable	$18,063	$—	$20,622	$—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended March 31, 2012
		Non-
(in thousands)	Commercial	Commercial	Total

Balance at beginning of period	$6,625	$4,002	$10,627
Provision for loan losses	482	116	598
Charge-offs	(571)	(145)	(716)
Recoveries	16	37	53

Balance at end of period	$6,552	$4,010	$10,562

	Three Months Ended March 31, 2011
		Non-
(in thousands)	Commercial	Commercial	Total

Balance at beginning of period	$7,658	$5,018	$12,676
Provision for loan losses	117	540	657
Charge-offs	(146)	(658)	(804)
Recoveries	66	37	103

Balance at end of period	$7,695	$4,937	$12,632

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	Individually			Individually
	Evaluated	Loans		Evaluated	Loans
	for	Collectively		for	Collectively
(in thousands)	Impairment	Evaluated	Total	Impairment	Evaluated	Total

March 31, 2012

Commercial:
Commercial construction and land development	$170	$640	$810	$14,947	$4,330	$19,277
Commercial mortgage	778	4,264	5,042	4,647	132,082	136,729
Commercial and industrial	—	674	674	503	15,578	16,081

Total commercial	948	5,578	6,526	20,097	151,990	172,087

Non-commercial:
Non-commercial construction and land development	—	282	282	—	5,502	5,502
Residential mortgage	295	1,845	2,140	4,181	165,636	169,817
Revolving mortgage	8	1,081	1,089	406	50,245	50,651
Consumer	—	499	499	—	18,640	18,640

Total non-commercial	303	3,707	4,010	4,587	240,023	244,610

Unallocated		26	26

Total loans receivable	$1,251	$9,311	$10,562	$24,684	$392,013	$416,697

December 31, 2011

Commercial:
Commercial construction and land development	$709	$690	$1,399	$17,305	$5,070	$22,375
Commercial mortgage	70	4,426	4,496	1,426	138,521	139,947
Commercial and industrial	1	729	730	507	17,033	17,540

Total commercial	780	5,845	6,625	19,238	160,624	179,862

Non-commercial:
Non-commercial construction and land development	1	188	189	116	3,791	3,907
Residential mortgage	231	1,894	2,125	4,378	171,488	175,866
Revolving mortgage	—	1,092	1,092	300	50,744	51,044
Consumer	—	596	596	—	22,588	22,588

Total non-commercial	232	3,770	4,002	4,794	248,611	253,405

Total loans receivable	$1,012	$9,615	$10,627	$24,032	$409,235	$433,267

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
(in thousands)	Balance	Allowance	Allowance	Total	Allowance

March 31, 2012

Commercial:
Commercial construction and land development	$15,125	$365	$14,582	$14,947	$170
Commercial mortgage	5,345	3,742	905	4,647	778
Commercial and industrial	1,508	—	503	503	—

Total commercial	21,978	4,107	15,990	20,097	948

Non-commercial:
Residential mortgage	4,530	3,012	1,169	4,181	295
Revolving mortgage	403	103	303	406	8

Total non-commercial	4,933	3,115	1,472	4,587	303

Total impaired loans	$26,911	$7,222	$17,462	$24,684	$1,251

December 31, 2011

Commercial:
Commercial construction and land development	$19,183	$12,868	$4,437	$17,305	$709
Commercial mortgage	2,124	521	905	1,426	70
Commercial and industrial	1,509	147	360	507	1

Total commercial	22,816	13,536	5,702	19,238	780

Non-commercial:
Non-commercial construction and land development	195	116	—	116	1
Residential mortgage	4,888	2,977	1,401	4,378	231
Revolving mortgage	300	—	300	300	—

Total non-commercial	5,383	3,093	1,701	4,794	232

Total impaired loans	$28,199	$16,629	$7,403	$24,032	$1,012

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$16,153	$2	$16,597	$63
Commercial mortgage	2,500	8	8,305	8
Commercial and industrial	504	—	1,309	7

Total commercial	19,157	10	26,211	78

Non-commercial:
Non-commercial construction and land development	78	—	2,596	3
Residential mortgage	4,362	29	6,430	25
Revolving mortgage	336	1	—	—

Total non-commercial	4,776	30	9,026	28

Total loans receivable	$23,933	$40	$35,237	$106

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the period indicated. The Bank extended the payment terms on one loan during the three months ended March 31, 2012 and reduced the interest rate below market levels on 3 loans during the three months ended March 31, 2012.

	Three Months Ended March 31, 2012
		Pre-	Post-
		Modification	Modification
	Number	Outstanding	Outstanding
	of	Recorded	Recorded
(in thousands)	Loans	Investment	Investment

Below market interest rate
Non-commercial:
Residential mortgage	3	897	897

Total non-commercial	3	897	897

Total	3	$897	$897

Extended payment terms
Commercial:
Commercial construction and land development	1	$234	$234

Total commercial	1	234	234

Total	1	$234	$234

Total	4	$1,131	$1,131

There were no loans that were modified as TDRs during the preceding 12 months that went into default during the three months ended March 31, 2012.

ASB BANCORP, INC. AND SUBSIDIARY

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

Loans that were considered to be TDRs follow:

	March 31,	December 31,
(in thousands)	2012	2011

Nonperforming restructured loans	$10,156	$13,097
Performing restructured loans	2,018	1,142

Total	$12,174	$14,239

6. BENEFIT PLANS

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$1	$2
Interest cost	15	16
Amortization of prior service cost (credit)	(3)	(3)
Amortization of net loss	6	5

Net periodic benefit cost	$19	$20

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$55	$49
Interest cost	298	237
Expected return on plan assets	(302)	(240)
Amortization of prior service cost (credit)	(21)	(18)
Amortization of net loss	128	101

Net periodic benefit cost	$158	$129

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. BENEFIT PLANS (Continued)

Employee Stock Ownership Plan – In conjunction with the Parent’s initial public offering, the Bank established an ESOP to provide eligible employees the opportunity to own Parent stock. The Parent provided a loan to the ESOP in the amount of $4,468,000, which was used to purchase 446,764 shares of the Parent’s common stock at a price of $10.00 per share in the Parent’s initial public offering. The loan bears a fixed interest rate of 3.25% and provides for annual payments of interest and principal over the 15 year term of the loan.

At March 31, 2012, the remaining principal balance on the ESOP debt is payable as follows:

(in thousands)	Amount

Principal amounts due on December 31,
2012	$253
2013	262
2014	270
2015	279
2016	288
Thereafter	3,055

Total	$4,407

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to the participants, as principal and interest payments are made by the ESOP to the Parent.

Shares released are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares shall be reallocated among other participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, will be distributed to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Parent stock on which dividends were paid. Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

Shares held by the ESOP include the following:

March 31,
2012

Allocated ESOP shares	7,350
ESOP shares committed to be released	7,847
Unallocated ESOP shares	431,567

Total ESOP shares	446,764

Fair value of unallocated ESOP shares (in thousands)	$5,654

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released. Total expense recognized in connection with the ESOP was as follows:

	Three Months Ended
	March 31,
(in thousands)	2012	2011

ESOP expense	$94	$—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. COMMITMENTS AND CONTINGENCIES

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(in thousands)	March 31, 2012	December 31, 2011

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$129,889	$117,446
Commitments under standby letters of credit	135	135

Total	$130,024	$117,581

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. COMMITMENTS AND CONTINGENCIES (Continued)

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

Investment Commitments - During 2005, the Bank entered into an agreement to invest $1,000,000 as a limited partner in a Small Business Investment Company. The Bank made no additional investments during the three months ended March 31, 2012 or during the years ended December 31, 2011, 2010 or 2009, but invested $800,000 prior to 2009. The Bank has a remaining commitment of approximately $200,000. This investment is recognized at cost and is included in “other assets” on the balance sheet.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS

FASB ASC Topic 820: Fair Value Measurements and Disclosures (“FASB ASC Topic 820”) requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed below. The estimated fair value amounts shown below have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or valuation methodologies could have a material effect on the estimated fair value amounts.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no highly liquid market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.

The fair value estimates presented below are based on pertinent information available to management as of March 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

The fair value measurement and disclosure guidance contained in FASB ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Level 1

The fair values of Level 1 assets are determined by quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities that are traded in an active exchange market, as well as certain U.S. Treasury debt securities.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, SBA asset-backed securities, securities issued by state and local governments, corporate debt securities.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, mortgage loans held for sale, loans receivable held for investment, accrued interest receivable and payable, time deposits, repurchase agreements, and FHLB advances.

The methodologies for estimating fair values of financial assets and financial liabilities were determined as discussed below. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest, Federal Home Loan Bank Stock and demand deposits.

Investment Securities – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is primarily based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The fair values of investments in mutual funds are determined by quoted prices and are included as recurring Level 1 assets. The fair values of investments in securities issued by U.S. GSE’s, asset-backed securities issued by the SBA, residential mortgage-backed securities issued by U.S. GSE’s, and securities issued by state and local governments are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are included as recurring Level 2 assets.

Loans Held for Sale –Loans held for sale are residential mortgages carried at the lower of cost or market value. The market values of loans held for sale are based on what mortgage buyers are currently offering on a “best efforts” basis to buy the loans. As such, mortgages held for sale are classified as nonrecurring Level 2 assets.

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

The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the accounting guidance contained in FASB ASC Topic 310: Receivables (“FASB ASC Topic 310”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the fair value measurement and disclosure guidance contained in FASB ASC Topic 820, impaired loans where an

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the impaired loan is recorded as nonrecurring Level 2 assets. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3 assets.

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

Time Deposits and Repurchase Agreements – Fair value of fixed maturity certificates of deposit is estimated using the FHLB Rate Curve for similar remaining maturities. Fair value of repurchase agreements is estimated using the borrowing rate for overnight borrowings.

Advances from Federal Home Loan Bank – The fair value of Federal Home Loan Bank advances is estimated using the rates currently offered for advances of similar remaining maturities.

Deferred Compensation Liabilities – Fair values are measured based on the fair values of the related deferred compensation assets.

Defined Benefit Plan Assets – The Nonqualified Defined Benefit Plan had no plan assets because it was not funded. The assets of the Qualified Defined Benefit Plan, which are invested in interest-bearing depository accounts and money market and debt security mutual funds, are included at fair value in the Qualified Plan’s separate financial statements. Fair value measurement is based upon quoted prices of like or similar securities. The fair values of the Plan’s investments in interest-bearing depository accounts and money market and debt security mutual funds are determined by quoted prices and are included as recurring Level 1 assets.

Foreclosed Properties – Foreclosed properties are measured and recorded at the lower of cost or estimated fair value. The fair value of foreclosed properties is measured using the current appraised value of the property less the estimated expenses necessary to sell the property. Foreclosed properties are classified as nonrecurring Level 3 assets.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total Carrying Amount in Balance Sheet
(in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

March 31, 2012

Financial assets:
Cash and cash equivalents	$80,087	$—	$—	$80,087	$80,087
Securities available for sale	716	258,999	—	259,715	259,715
Securities held to maturity	—	5,575	—	5,575	5,067
Investments in FHLB stock	—	—	3,883	3,883	3,883
Loans held for sale	—	—	7,123	7,123	7,018
Loans receivable, net	—	—	410,055	410,055	405,745
Accrued interest receivable	—	—	2,356	2,356	2,356
Deferred compensation assets	1,014	—	—	1,014	1,014

Financial liabilities:
Demand deposits	—	—	359,350	359,350	359,350
Time deposits	—	—	252,431	252,431	250,892
Repurchase agreements	—	—	980	980	984
Advances from FHLB	—	—	68,222	68,222	60,000
Deferred compensation liabilities	1,014	—	—	1,014	1,014
Accrued interest payable	—	—	155	155	155

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total Carrying Amount in Balance Sheet
(in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

December 31, 2011

Financial assets:
Cash and cash equivalents	$72,327	$—	$—	$72,327	$72,327
Securities available for sale	712	243,151	—	243,863	243,863
Securities held to maturity	—	5,753	—	5,753	5,218
Investments in FHLB stock	—	—	3,870	3,870	3,870
Loans held for sale	—	—	6,689	6,689	6,590
Loans receivable, net	—	—	428,876	428,876	422,256
Accrued interest receivable	—	—	2,539	2,539	2,539
Deferred compensation assets	972	—	—	972	972

Financial liabilities:
Demand deposits	—	—	349,695	349,695	349,695
Time deposits	—	—	260,466	260,466	258,541
Repurchase agreements	—	—	756	756	758
Advances from FHLB	—	—	68,641	68,641	60,000
Deferred compensation liabilities	972	—	—	972	972
Accrued interest payable	—	—	153	153	153

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Level 1 and 2 during the three months ended March 31, 2012.

(in thousands)	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/ Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3

March 31, 2012

Securities available for sale:
U.S. GSE and agency securities	$—	$45,130	$—	$45,130	$45,130
Asset-backed SBA securities	—	33,586	—	33,586	33,586
Residential mortgage-backed securities issued by GSE’s	—	166,627	—	166,627	166,627
State and local government securities	—	13,656	—	13,656	13,656
Mutual funds	716	—	—	716	716

Total	$716	$258,999	$—	$259,715	$259,715

Defined benefit plan assets:
Cash and cash equivalents	$735	$—	$—
Money market mutual funds	288	—	—
Debt security mutual funds	16,463	—	—

Total	$17,486	$—	$—

December 31, 2011

Securities available for sale:
U.S. GSE and agency securities	$—	$42,367	$—	$42,367	$42,367
Asset-backed SBA securities	—	31,492	—	31,492	31,492
Residential mortgage-backed securities issued by GSE’s	—	157,378	—	157,378	157,378
State and local government securities	—	11,914	—	11,914	11,914
Mutual funds	712	—	—	712	712

Total	$712	$243,151	$—	$243,863	$243,863

Defined benefit plan assets:
Cash and cash equivalents	$173	$—	$—
Money market mutual funds	264	—	—
Debt security mutual funds	16,760	—	—

Total	$17,197	$—	$—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

As may be required from time to time, certain assets may be recorded at fair value on a nonrecurring basis in accordance with U.S. GAAP. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in thousands)	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position	Assets/ Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3

March 31, 2012

Impaired loans	$—	$—	$22,292	$22,292	$22,292
Foreclosed properties	—	—	9,135	9,135	9,135

December 31, 2011

Impaired loans	$—	$—	$21,858	$21,858	$21,858
Foreclosed properties	—	—	8,125	8,125	8,125

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

Critical Accounting Policies

During the three-month period ended March 31, 2012, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See notes 1 and 5 of the notes to the consolidated financial statements included in this quarterly report.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management estimates the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other than temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 3 and 8 of the notes to the consolidated financial statements included in this quarterly report.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. See note 1 of the notes to the consolidated financial statements included in this quarterly report.

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation. See notes 1 and 6 of the notes to the consolidated financial statements included in this quarterly report.

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at March 31, 2012 and our operating performance for the three-month period ended March 31, 2012. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

The following table provides the changes in our significant asset and liability categories at March 31, 2012 compared to December 31, 2011.

(dollars in thousands)	March 31, 2012	December 31, 2011	$ change	% change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$71,629	$61,847	$9,782	15.8%
Investment securities	264,782	249,081	15,701	6.3%
Investments held at cost	3,883	3,870	13	0.3%
Loans held for sale	7,018	6,590	428	6.5%
Loans receivable, net of deferred fees	416,307	432,883	(16,576)	-3.8%

Total interest-earning assets	763,619	754,271	9,348	1.2%

Non-interest-earning assets
Cash and due from banks	8,458	10,480	(2,022)	-19.3%
Allowance for loan losses	(10,562)	(10,627)	65	0.6%
Premises and equipment, net of accumulated depreciation	13,992	14,053	(61)	-0.4%
Foreclosed real estate, net of reserves	9,135	8,125	1,010	12.4%
Deferred income tax assets, net of deferred income tax liabilities	4,916	4,605	311	6.8%
Other assets	7,343	9,961	(2,618)	-26.3%

Total non-interest-earning assets	33,282	36,597	(3,315)	-9.1%

Total assets	$796,901	$790,868	6,033	0.8%

Interest-bearing liabilities
Interest-bearing deposits	$555,162	$554,134	$1,028	0.2%
Overnight and short-term borrowings	984	758	226	29.8%
Federal Home Loan Bank advances	60,000	60,000	—	0.0%

Total interest-bearing liabilities	616,146	614,892	1,254	0.2%

Non-interest-bearing liabilities
Non-interest-bearing deposits	55,080	54,102	978	1.8%
Accounts payable and other liabilities	10,315	6,303	4,012	63.7%

Total non-interest-bearing liabilities	65,395	60,405	4,990	8.3%

Total liabilities	681,541	675,297	6,244	0.9%

Total equity	115,360	115,571	(211)	-0.2%

Total liabilities and equity	$796,901	$790,868	6,033	0.8%

(dollars in thousands)	March 31, 2012	December 31, 2011	$ change	% change

Memoranda:
Cash and cash equivalents	$80,087	$72,327	$7,760	10.7%
Total core deposits (excludes certificate accounts)	359,350	349,695	9,655	2.8%
Total certificates of deposit	250,892	258,541	(7,649)	-3.0%
Total deposits	610,242	608,236	2,006	0.3%
Total funding liabilities	671,226	668,994	2,232	0.3%

Assets. Total assets increased $6.0 million, or 0.8%, to $796.9 million at March 31, 2012 from $790.9 million at December 31, 2011. Cash and cash equivalents increased $7.8 million, or 10.7%, to $80.1 million at March 31, 2012 from $72.3 million at December 31, 2011. Investment securities increased $15.7 million, or 6.3%, during the first three months of 2012 to $264.8 million at March 31, 2012 from $249.1 million at December 31, 2011, primarily due to the reinvestment of proceeds from loan repayments and prepayments that were not replaced by new loan originations. Loans receivable, net of deferred fees, decreased $16.6 million, or 3.8%, to $416.3 million at March 31, 2012 from $432.9 million at December 31, 2011 as loan repayments, prepayments, and foreclosures exceeded new loan originations.

Loan originations totaled $48.4 million for the three months ended March 31, 2012 compared to $32.9 million for the three months ended March 31, 2011. Residential mortgage loan originations totaled $23.8 million and residential construction and land development loan originations totaled $3.9 million for the three months ended March 31, 2012 compared to $29.5 million and $618,000, respectively, for the comparable period of 2011. Originations of commercial mortgage loans totaled $15.0 million for the 2012 year-to-date period compared to $1.5 million for the same period in 2011. Originations of commercial construction and land development loans totaled $1.1 million for the three-month period ended March 31, 2012, compared to $586,000 for the three-month period ending March 30, 2011. Commercial and industrial loan originations totaled $2.7 million for the three months ended March 31, 2012 compared to $450,000 for the three months ended March 31, 2011. Origination activity was offset by $42.0 million in routine loan payments, prepayments, and payoffs and $19.8 million in loan sales for the three months ended March 31, 2012 compared to $29.0 million in routine payments, prepayments, and payoffs and $25.4 million in loan sales for the three months ended March 31, 2011.

Nonperforming assets. Nonperforming assets totaled $27.2 million, or 3.41% of total assets, at March 31, 2012, compared to $28.7 million, or 3.63% of total assets, at December 31, 2011. Nonperforming assets included $18.1 million in nonperforming loans and $9.1 million in foreclosed real estate at March 31, 2012, compared to $20.6 million and $8.1 million, respectively, at December 31, 2011.

Nonperforming loans decreased $2.5 million, or 12.1%, to $18.1 million at March 31, 2012 from $20.6 million at December 31, 2011. The decrease in nonperforming loans from December 31, 2011 to March 31, 2012 was primarily attributable to loans totaling $2.2 million moving to foreclosed real estate and loan payoffs, which were partially offset by the addition of new loans that stopped performing during the period. At March 31, 2012, nonperforming loans included five commercial land development loans that totaled $12.5 million, one commercial mortgage of $833,000, four commercial and industrial loans that totaled $2.6 million, 13 residential mortgages that totaled $1.7 million, and six home equity loans that totaled $473,000. As of March 31, 2012, the nonperforming loans had specific reserves of $1.3 million.

Troubled debt restructurings at March 31, 2012 totaled $12.2 million compared to $14.2 million at December 31, 2011. The decrease in troubled debt restructurings during the three months ended March 31, 2012 was the result of loans moving to foreclosed properties, charge-offs and payoffs. Repayment terms of loans reported as troubled debt restructurings were modified to provide financially distressed borrowers more favorable terms to service their debt obligations. At March 31, 2012, $10.2 million of the total $12.2 million of troubled debt restructurings were not current.

Foreclosed real estate at March 31, 2012 included 19 properties with a total carrying value of $9.1 million compared to 18 properties with a total carrying value of $8.1 million as of December 31, 2011. During the three months ended March 31, 2012, there were six new properties totaling $2.2 million added to foreclosed real estate, while five properties totaling $1.1 million were sold.

Liabilities. Total deposits increased $2.0 million, or 0.3%, to $610.2 million at March 31, 2012 from $608.2 million at December 31, 2011. During the three months ended March 31, 2012, the Company continued its focus on core deposits, from which it excludes certificates of deposit. Core deposits increased $9.7 million, or 2.8%, to $359.4 million at March 31, 2012 from $349.7 million at December 31, 2011. Over the same period, certificates of deposit decreased $7.6 million, or 2.9%, to $250.9 million at March 31, 2012 compared to $258.5 million at December 31, 2011. Accounts payable and other liabilities increased $4.0 million, or 63.5%, to $10.3 million at March 31, 2012 from $6.3 million at December 31, 2011 primarily due to a $3.4 million increase in amounts due for the purchase of investment securities in the process of settlement.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Overview. Net income was $284,000, or $0.06 per share, for the quarter ended March 31, 2012 compared to net income of $585,000 for the quarter ended March 31, 2011. Income before income taxes decreased $455,000 primarily due to a $491,000 decrease in net interest income and a $371,000 increase in total noninterest expenses, which were partially offset by an increase in total noninterest income of $348,000 and a reduction in the provision for loan losses of $59,000 The reduction in net interest income is a result of a $876,000 decrease in interest and dividend income that was partially offset by a decrease of $385,000 in interest expense.

	Three Months Ended March 31,
(dollars in thousands)	2012	2011	$ change	% change

Interest and dividend income	$6,539	$7,415	$(876)	-11.8%
Interest expense	1,919	2,304	(385)	-16.7%
Net interest income	4,620	5,111	(491)	-9.6%
Provision for loan losses	598	657	(59)	-9.0%
Net interest income after provision for loan losses	4,022	4,454	(432)	-9.7%
Noninterest income	1,995	1,647	348	21.1%
Noninterest expense	5,603	5,232	371	7.1%
Income before income tax provision	414	869	(455)	-52.4%
Income tax provision	130	284	(154)	-54.2%
Net income	284	585	(301)	-51.5%

Net Interest Income. Net interest income decreased by $491,000, or 9.6%, to $4.6 million for the three months ended March 31, 2012 as compared to $5.1 million for the three months ended March 31, 2011. Total interest and dividend income decreased by $876,000, or 11.8%, to $6.5 million for the three months ended March 31, 2012 as compared to $7.4 million for the three months ended March 31, 2011, primarily as a result of an 80 basis point decrease in yields on interest-earning assets and a $65.7 million decrease in average loans that partially offset a $120.7 million increase in the average balances of investments and other interest-earning assets. The decline in total interest and dividend income was partially offset by a $385,000, or 16.7%, decrease in interest expense to $1.9 million for the three months ended March 31, 2012 compared to $2.3 million for the three months ended March 31, 2011. The decrease in interest expense resulted from a 22 basis point reduction in the average rate paid on interest-bearing liabilities and a decline of $18.8 million in the average balances of interest-bearing liabilities during the three month periods.

Interest income on loans decreased $1.1 million, or 17.8%, to $5.1 million during the three months ended March 31, 2012, primarily due to a decrease in average outstanding loans of $65.8 million, or 13.2%, to $431.2 million during the period as a result of loan repayments exceeding originations due to low loan demand. Loan originations increased $15.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Loan sales decreased $5.7 million, while loan principal repayments increased $13.1 million to $42.0 million for the three months ended March 31, 2012 from $29.0 million for the three months ended March 31, 2011. The average balance of investment and mortgage-backed securities increased $71.4 million, or 38.6%, to $256.2 million for the three months ended March 31, 2012 compared to $184.8 million for the three months ended March 31, 2011. The increased average balances of investment securities and mortgage-backed securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from the issuance of common stock in the fourth quarter of 2011.

The decrease in interest expense of $385,000 was attributable to a decrease in interest expense on interest-bearing deposits, which declined $389,000 to $1.3 million for the three months ended March 31, 2012 from $1.7 million for the comparable three months of 2011 as the average rate paid on interest-bearing deposits declined 26 basis points to 0.96% from 1.22% and average balances of interest-bearing deposits decreased $17.9 million to $550.7 million from $568.6 million for the respective periods. Our average outstanding balance of borrowings remained relatively unchanged when comparing the two three-month periods.

Provision for Loan Losses. The provision for loan losses was $598,000 for the three months ended March 31, 2012 compared to $657,000 for the three months ended March 31, 2011. The decrease in the provision was due to the combination of significantly fewer charge-offs in the loan portfolio, a decline in impaired loans, and lower loan balances. The allowance for loan losses totaled $10.6 million, or 2.54% of total loans, at March 31, 2012 compared to $10.6 million, or 2.45% of total loans, at December 31, 2011. We charged off $716,000 in loans during for the first three months of 2012 compared to $804,000 in loans charged off during the first three months of 2011.

Noninterest Income. Noninterest income increased $348,000 to $2.0 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011. Factors that contributed to the increase in noninterest income during the 2012 period were an increase of $502,000 in gains from the sale of investment securities, which was partially offset by a decrease of $99,000 in fees from deposits and other services and a decrease of $40,000 in mortgage banking income. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expense. Noninterest expenses increased $371,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The primary factors affecting the increase were increases of $338,000 in salaries and benefits, $67,000 in other noninterest expenses, $23,000 in advertising, $19,000 in professional services, $12,000 in data processing fees, and $9,000 in foreclosed property expenses, which were partially offset by decreases of $87,000 in FDIC insurance premiums and $10,000 in occupancy expenses. The increase in salaries and benefits was primarily due to a $234,000 increase in compensation expenses and $94,000 in expenses related to the Bank’s employee stock ownership plan for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in other noninterest expenses was primarily attributable to increased expenses related to holding company and public company compliance and reporting.

Income Tax Expense. Income tax expense decreased by $154,000 million for the three months ended March 31, 2012 as compared to the three month period ended March 31, 2011, primarily due to a decrease in pre-tax income. The effective tax rate was 31.4% for the three months ended March 31, 2012 compared to 32.7% for the three months ended March 31, 2011 as income exempt from taxation remained relatively constant.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. The yields on tax exempt loans and municipal investment securities have been calculated on a tax equivalent basis using a federal marginal tax rate of 34%.

	For the Three Months Ended March 31,
	2012			2011
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$67,892	$54	0.32%	$18,478	$11	0.24%
Loans receivable	431,202	5,100	4.76%	496,951	6,226	5.08%
Investment securities	62,722	323	2.31%	61,361	388	2.70%
Mortgage-backed and similar securities	193,453	1,045	2.17%	123,437	782	2.57%
Other interest-earning assets	3,873	17	1.77%	3,970	8	0.82%

Total interest-earning assets	759,142	6,539	3.48%	704,197	7,415	4.28%

Allowance for loan losses	(10,337)			(12,771)
Noninterest-earning assets	43,356			52,118

Total assets	$792,161			$743,544

Liabilities and equity

NOW accounts	$131,332	164	0.50%	$133,558	314	0.95%
Money market accounts	138,797	152	0.44%	132,255	178	0.55%
Savings accounts	25,357	17	0.27%	21,686	17	0.32%
Certificates of deposit	255,204	984	1.55%	281,079	1,197	1.73%

Total interest-bearing deposits	550,690	1,317	0.96%	568,578	1,706	1.22%
Overnight and short-term borrowings	779	1	0.52%	1,737	2	0.47%
Federal Home Loan Bank advances	60,000	601	4.03%	60,000	596	4.03%

Total interest-bearing liabilities	611,469	1,919	1.26%	630,315	2,304	1.48%

Noninterest-bearing deposits	53,596			43,852
Other noninterest-bearing liabilities	10,675			5,761

Total liabilities	675,740			679,928

Total equity	116,421			63,616

Total liabilities and equity	$792,161			$743,544

Net interest income		$4,620			$5,111

Interest rate spread			2.22%			2.80%
Net interest margin			2.47%			2.96%
Average interest-earning assets to average interest-bearing liabilities	124.15%			111.72%

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

	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$38	$5	$43
Loans receivable	(791)	(335)	(1,126)
Investment securities	8	(73)	(65)
Mortgage-backed and similar securities	392	(129)	263
Other interest-earning assets	—	9	9

Total interest-earning assets	(353)	(523)	(876)

Interest expense:
NOW accounts	(5)	(145)	(150)
Money market accounts	8	(34)	(26)
Savings accounts	3	(3)	—
Certificates of deposit	(105)	(108)	(213)

Total interest-bearing deposits	(99)	(290)	(389)
Overnight and short-term borrowings	(1)	—	(1)
Federal Home Loan Bank advances	—	5	5

Total interest-bearing liabilities	(100)	(285)	(385)

Net increase interest income	$(253)	$(238)	$(491)

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

The following table provides information with respect to our non-performing assets at the dates indicated.

(dollars in thousands)	March 31, 2012	December 31, 2011	$ change	% change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial construction and land development	$12,469	$14,695	$(2,226)	-15.1%
Commercial mortgage	833	833	—	0.0%
Commercial and industrial	2,583	2,595	(12)	-0.5%

Total commercial	15,885	18,123	(2,238)	-12.3%

Non-commercial:
Non-commercial construction and land development	—	110	(110)	-100.0%
Residential mortgage	1,687	1,922	(235)	-12.2%
Revolving mortgage	473	440	33	7.5%
Consumer	18	27	(9)	-33.3%

Total non-commercial	2,178	2,499	(321)	-12.8%

Total nonaccruing loans (1)	18,063	20,622	(2,559)	-12.4%

Total loans past due 90 or more days and still accruing	—	—	—	0.0%

Total nonperforming loans	18,063	20,622	(2,559)	-12.4%

Foreclosed real estate	9,135	8,125	1,010	12.4%

Total nonperforming assets	27,198	28,747	(1,549)	-5.4%

Performing troubled debt restructurings (2)	2,018	1,142	876	76.7%

Performing troubled debt restructurings and total nonperforming assets	$29,216	$29,889	(673)	-2.3%

Allowance for loan losses	$10,562	$10,627

Total loans	$416,307	$432,883

Asset Quality Ratios:
Allowance as a percentage of total loans	2.54%	2.45%
Allowance as a percentage of nonperforming loans	58.47%	51.53%
Total nonperforming loans to total loans	4.34%	4.76%
Total nonperforming loans to total assets	2.27%	2.61%
Total nonperforming assets to total assets	3.41%	3.63%
Performing troubled debt restructurings and total nonperforming assets to total assets	3.67%	3.78%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as troubled debt restructurings, totaled $12.2 million at March 31, 2012, compared to $14.2 million at December 31, 2011. The $2.0 million decrease in troubled debt restructurings since December 31, 2011 was primarily the result of fewer newly restructured loans during the period, loan repayments, loans for which the collateral was transferred to foreclosed properties, loans charged off, and loans meeting sustained performance and other criteria to no longer be disclosed as a troubled debt restructuring. At March 31, 2012, $10.2 million of the $12.2 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been performing according to their original terms amounted to $243,000 for the three-month period ended March 31, 2012, compared to $206,000 for the comparable period of 2011. Interest income of $40,000 related to impaired loans was recognized in interest income for the three-month period ended March 31, 2012, compared to $106,000 for the same period of 2011.

At March 31, 2012, our nonaccruing loans included the following:

•	Commercial Construction and Land Development loans

•

One primary loan for the construction of a mixed-use retail, commercial office, and residential condominium project located in western North Carolina and one related debtor in possession loan. As of March 31, 2012, the primary loan had a balance of $8.6 million, and the Bank loaned an additional $2.3 million loan to a third party associated with the borrower’s Chapter 11 bankruptcy plan for the purpose of facilitating a debtor in possession loan. The debtor in possession loan, which totaled $2.9 million, has a superior position to the Bank’s primary loan. The court dismissed the bankruptcy in December of 2011 and the loans stopped performing. The bank plans to proceed with foreclosure. The project has eight retail condominiums of which four have been leased, 11 commercial office condominiums of which three have sold, and 29 residential condominiums of which one has sold.

•

One loan secured by multiple parcels of contiguous unimproved land located in western North Carolina totaling approximately 730 acres. As of March 31, 2012, the loan was considered impaired and nonaccruing with a balance of $3.7 million after a write-down of $114,000 in 2011 based on an updated appraisal.

•	Commercial Mortgage loans

•

One loan on a commercial condominium located in coastal South Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $833,000 as of March 31, 2012 after write-downs of $770,000 in 2011 based on an updated appraisal. At March 31, 2012, the loan was in the process of foreclosure.

•	Residential Mortgage loans

•	Thirteen loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $1.7 million as of March 31, 2012.

At March 31, 2012, our performing troubled debt restructurings included the following:

•	Residential Mortgage Loans

•	Nine loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $2.0 million as of March 31, 2012.

Foreclosed properties consisted of the following at the dates indicated.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:
Commercial mortgage	2	$2,729	3	$3,045
Commercial construction and land development	8	4,749	5	3,259
Residential mortgage	6	1,156	7	1,373
Residential construction and land development	3	501	3	448

Total	19	$9,135	18	$8,125

An analysis of foreclosed real estate follows:

(dollars in thousands)	Three Months Ended March 31, 2012

Beginning balance	$8,125
Transfers from loans	2,171
Loss provisions	(33)
Loss on sale of foreclosed properties	(37)
Net proceeds from sales of foreclosed properties	(1,091)

Ending balance	$9,135

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(dollars in thousands)	March 31, 2012	December 31, 2011	$ change	% change

Adversely classified loans:
Substandard	$20,944	$23,972	$(3,028)	-12.6%
Doubtful	—	2	(2)	-100.0%
Loss	17	569	(552)	-97.0%

Total adversely classified loans	20,961	24,543	(3,582)	-14.6%
Special mention loans	38,681	34,584	4,097	11.8%

Total classified and special mention loans	59,642	59,127	515	0.9%

Total other classified and special mention assets	—	—	—	0.0%

Total classified and special mention assets	$59,642	$59,127	$515	0.9%

Other than as disclosed in the above tables, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At March 31, 2012, substandard loans totaling $20.9 million included $18.1 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $2.9 million in performing substandard loans included the following:

•	Commercial Construction and Land Development loans

•	One loan on a commercial lot located in western North Carolina. As of March 31, 2012 the loan was performing with a balance of $143,000.

•	Commercial Mortgage loans

•	One loan on commercial retail property located in western North Carolina. As of March 31, 2012, the loan was performing with a balance of $521,000.

•	Residential Mortgage loans

•	Thirteen loans to multiple unrelated borrowers for one- to- four-family residential properties with an aggregate balance of $1.5 million as of March 31, 2012.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets.

At March 31, 2012, special mention loans included the following large impaired loan:

•	Commercial Mortgage Loans

•

One loan on nonowner-occupied commercial real estate for the purchase of an existing mobile home park to be used for future development located in coastal South Carolina. As of March 31, 2012, the loan was 55 days delinquent with a balance of $3.2 million. The future performance of the loan is dependent upon the guarantor group’s ability and willingness to service the debt, and only one of the guarantors has been providing financial support with respect to the loan. The Bank is in final negotiations with the supporting guarantor for the renewal terms of the loan.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2012, cash and cash equivalents totaled $80.1 million, including $71.6 million in interest-bearing deposits in other banks, of which $54.8 million was on deposit with the Federal Reserve Bank. Securities totaling $259.7 million classified as available-for-sale provide an additional source of liquidity. In addition, at March 31, 2012, we had the ability to borrow a total of approximately $49.3 million from the Federal Home Loan Bank of Atlanta and approximately $10.0 million from the Federal Reserve Bank’s discount window. At March 31, 2012, we had $60.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At March 31, 2012, we had $129.9 million in commitments to extend credit outstanding. Certificates of deposit due within one year of March 31, 2012 totaled $183.6 million, or 73.2% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of March 31, 2012. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

At March 31, 2012
Long-term debt obligations	$60,000	$—	$—	$30,000	$30,000
Operating lease obligations	2,332	355	710	710	557

Total	$62,332	$355	$710	$30,710	$30,557

At December 31, 2011
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,421	355	710	710	646

Total	$62,421	$355	$710	$710	$60,646

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

March 31, 2012
Tier I leverage capital	$115,169	14.51%	$31,759	4.00%	n/a	n/a
Tier I risk-based capital	115,169	28.06%	16,420	4.00%	n/a	n/a
Total risk-based capital	120,377	29.32%	32,840	8.00%	n/a	n/a

December 31, 2011
Tier I leverage capital	$114,757	14.30%	32,098	4.00%	n/a	n/a
Tier I risk-based capital	114,757	27.52%	16,420	4.00%	n/a	n/a
Total risk-based capital	120,050	28.79%	32,840	8.00%	n/a	n/a

Asheville Savings Bank, S.S.B.

March 31, 2012
Tier I leverage capital	$89,342	11.46%	$31,178	4.00%	$38,973	5.00%
Tier I risk-based capital	89,342	21.88%	16,336	4.00%	24,503	6.00%
Total risk-based capital	94,524	23.15%	32,671	8.00%	40,839	10.00%
NC Savings Bank capital	99,914	12.87%	38,803	5.00%	n/a	n/a

December 31, 2011
Tier I leverage capital	88,897	11.09%	32,063	4.00%	40,079	5.00%
Tier I risk-based capital	88,897	21.35%	16,658	4.00%	24,988	6.00%
Total risk-based capital	94,193	22.62%	33,317	8.00%	41,646	10.00%
NC Savings Bank capital	99,538	12.67%	39,292	5.00%	n/a	n/a

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

For the three months ended March 31, 2012 and the year ended December 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012. As of March 31, 2012, the risk factors of ASB Bancorp have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)

3.2	Bylaws of ASB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)

10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)

10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)

10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)

10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Fred A. Martin * (2)

10.5	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (3)

10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan * (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

May 14, 2012	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

May 14, 2012	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)