Form 10-Q
period 2012-06-30
ASB Bancorp Inc
filed 2012-08-10
CIK 1520300

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

There were 5,584,551 shares of Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2012.

ASB BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands, except par values)	June 30, 2012	December 31, 2011*
Assets
Cash and due from banks	$10,856	$10,480
Interest-earning deposits with banks	62,619	61,847

Total cash and cash equivalents	73,475	72,327

Securities available for sale (amortized cost of $275,022 at June 30, 2012 and $239,364 at December 31, 2011)	279,762	243,863
Securities held to maturity (estimated fair value of $5,460 at June 30, 2012 and $5,753 at December 31, 2011)	4,909	5,218
Investment in Federal Home Loan Bank stock, at cost	3,880	3,870
Loans held for sale	5,044	6,590
Loans receivable (net of deferred loan fees of $369 at June 30, 2012 and $384 at December 31, 2011)	409,140	432,883
Allowance for loan losses	(11,563)	(10,627)

Loans receivable, net	397,577	422,256

Premises and equipment, net	13,804	14,053
Foreclosed real estate (net of loss reserves of $2,365 at June 30, 2012 and $2,091 at December 31, 2011)	8,615	8,125
Deferred income tax assets, net	4,542	4,605
Other assets	7,059	9,961

Total assets	$798,667	$790,868

Liabilities and Stockholder’s Equity
Liabilities
Noninterest-bearing deposits	$63,392	$54,102
Interest-bearing deposits	542,630	554,134

Total deposits	606,022	608,236
Overnight and short-term borrowings	511	758
Federal Home Loan Bank advances	60,000	60,000
Accounts payable and other liabilities	16,055	6,303

Total liabilities	682,588	675,297

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,584,551 shares issued at June 30, 2012 and December 31, 2011	56	56
Additional paid-in capital	53,911	53,869
Retained earnings	67,878	67,708
Accumulated other comprehensive loss, net of tax	(1,186)	(1,329)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,238)	(4,394)
Stock-based deferral plan shares	(342)	(339)

Total equity	116,079	115,571

Total liabilities and equity	$798,667	$790,868

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$4,913	$6,132	$10,013	$12,358
Securities	1,414	1,387	2,782	2,557
Other earning assets	71	21	142	40

Total interest and dividend income	6,398	7,540	12,937	14,955

Interest expense
Deposits	1,139	1,601	2,456	3,307
Overnight and short-term borrowings	2	2	3	4
Federal Home Loan Bank advances	602	602	1,203	1,198

Total interest expense	1,743	2,205	3,662	4,509

Net interest income	4,655	5,335	9,275	10,446
Provision for loan losses	1,293	424	1,891	1,081

Net interest income after provision for loan losses	3,362	4,911	7,384	9,365

Noninterest income
Mortgage banking income	453	161	780	528
Deposit and other service charge income	748	875	1,495	1,721
Income from debit card services	331	318	634	613
Gain on sale of investment securities	328	223	830	223
Other noninterest income	139	313	218	452

Total noninterest income	1,999	1,890	3,957	3,537

Noninterest expenses
Salaries and employee benefits	2,735	2,526	5,603	5,056
Occupancy expense, net	727	775	1,470	1,528
Foreclosed property expenses	371	556	436	650
Data processing fees	408	401	838	819
Federal deposit insurance premiums	166	256	333	510
Advertising	165	259	327	398
Professional and outside services	205	175	463	413
Other noninterest expenses	811	682	1,684	1,488

Total noninterest expenses	5,588	5,630	11,154	10,862

Income (loss) before income tax provision (benefit)	(227)	1,171	187	2,040
Income tax provision (benefit)	(113)	429	17	713

Net income (loss)	$(114)	$742	$170	$1,327

Net income (loss) per common share – Basic	$(0.02)	n/a	$0.03	n/a

Net income (loss) per common share – Diluted	$(0.02)	n/a	$0.03	n/a

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Comprehensive Income
Net income (loss)	$(114)	$742	$170	$1,327

Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	(328)	(223)	(830)	(223)
Deferred income tax benefit	131	89	331	89
Gains arising during the period	1,545	2,741	1,071	2,456
Deferred income tax expense	(618)	(1,097)	(429)	(983)

Unrealized holding gains adjustment, net of tax	730	1,510	143	1,339

Defined Benefit Pension Plans:
Net periodic pension cost	(177)	(149)	(353)	(299)
Net pension gain	177	149	353	299
Deferred income tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Total other comprehensive income	730	1,510	143	1,339

Comprehensive income	$616	$2,252	$313	$2,666

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)	Six Months Ended June 30, 2012
Common stock
December 31, 2011	$56

June 30, 2012	$56

Additional paid-in capital
December 31, 2011	$53,869
ESOP shares allocated	42

June 30, 2012	$53,911

Retained earnings
December 31, 2011	$67,708
Net income	170

June 30, 2012	$67,878

Accumulated other comprehensive income (loss), net of tax
December 31, 2011	$(1,329)
Other comprehensive income	143

June 30, 2012	$(1,186)

Unearned ESOP shares
December 31, 2011	$(4,394)
ESOP shares allocated	156

June 30, 2012	$(4,238)

Stock-based deferral plan shares
December 31, 2011	$(339)
Stock-based deferral plan shares purchased	(3)

June 30, 2012	$(342)

Total stockholders’ equity
December 31, 2011	$115,571
Net income	170
Other comprehensive income	143
ESOP shares allocated	198
Stock-based deferral plan shares purchased	(3)

June 30, 2012	$116,079

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Operating Activities
Net income	$170	$1,327
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,891	1,081
Provision for loss on foreclosed properties	369	622
Depreciation	586	618
Gain on sale of fixed and other assets	(8)	—
Loss (gain) on sale of foreclosed real estate	28	(17)
Deferred income tax expense (benefit)	(35)	702
Net amortization of premiums on securities	1,338	630
Gain on sale of securities	(830)	(223)
Net accretion of deferred fees on loans	(68)	(68)
Mortgage loans originated for sale	(43,485)	(29,874)
Proceeds from sale of mortgage loans	45,811	34,994
Gain on sale of mortgage loans	(780)	(528)
ESOP compensation expense	198	—
Decrease in income tax receivable	2,554	761
Decrease (increase) in interest receivable	114	(173)
Net change in other assets and liabilities	1,265	933

Net cash provided by operating activities	9,118	10,785

Investing Activities
Purchases of securities available for sale	(113,477)	(71,415)
Proceeds from sales of securities available for sale	54,654	8,746
Proceeds from maturities and/or calls of securities available for sale	11,000	12,000
Principal repayments on mortgage-backed and asset-backed securities	20,687	13,360
Redemption (purchase) of FHLB stock	(10)	49
Net decrease in loans receivable	23,383	30,258
Purchase of credit impaired loan	(2,895)	—
Capitalized expenses of foreclosed real estate	—	(36)
Net proceeds from sales of foreclosed real estate	1,481	1,373
Purchases of premises and equipment	(422)	(267)
Net proceeds from sales of fixed and other assets	93	—

Net cash used in investing activities	(5,506)	(5,932)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
Financing Activities
Net decrease in deposits	$(2,214)	$(3,294)
Net proceeds from (repayments of) repurchase agreements	(247)	32
Stock-based deferral plan shares purchased	(3)	—

Net cash used in financing activities	(2,464)	(3,262)

Net increase in cash and cash equivalents	1,148	1,591
Cash and cash equivalents at beginning of period	72,327	24,234

Cash and cash equivalents at end of period	$73,475	$25,825

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$3,657	$4,521
Income taxes	(2,495)	10
Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$2,368	$810
Security purchases in the process of settlement	8,721	5,273
Change in unrealized gain on securities available for sale	241	2,233
Change in deferred income taxes resulting from other comprehensive income	(98)	(894)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period.

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

The Bank classifies TDRs as impaired loans and evaluates the need for an allowance for loan loss on a loan-by-loan basis consistent with its evaluation of impaired loans that have not been modified as TDRs. An allowance is based on either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the estimated fair value of the underlying collateral less any selling costs, if the loan is deemed to be collateral dependent.

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

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Unrealized gain on securities	$2,843	$2,700
Benefit plan liability	(4,029)	(4,029)

Accumulated other comprehensive loss, net of tax	$(1,186)	$(1,329)

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

A significant portion of the recorded deferred tax assets relate to a loan loss allowance on which the realization of income tax benefits is dependent on the Bank’s ability to generate future taxable income. Because of this dependency, the Bank’s management considered the need for a valuation allowance, but determined there was sufficient positive evidence to support their conclusion not to record a valuation allowance. The positive evidence that led the Bank’s management to conclude that the income tax benefits of the Bank’s deferred tax assets would be realized included (1) the Bank has a sustained history of generating taxable income and realizing the income tax benefits of its deferred tax assets and income tax credits, (2) the Bank’s management believes that, based on certain credit quality indicators, the credit quality issues that resulted in the 2010 net loss and caused the net operating loss carry forward and deferred tax asset related to the loan loss allowance have improved somewhat, (3) the Bank generated pretax income in 2011, (4) the Bank’s management is aware of one or more strategies that, if implemented, could generate future taxable income, and (5) the net operating loss carry forward does not expire in the near term and the Bank has not experienced expiring loss carry forwards in its past. The Bank’s loss carry forward periods under applicable federal and North Carolina income tax laws are 20 years and 15 years, respectively.

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

For diluted income per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance. The effects of restricted stock and stock options are excluded from the computation of diluted income per common share in periods in which the effect would be antidilutive. Potential common shares that might be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method. At June 30, 2012, the Company had no stock options or restricted stock that would cause a dilutive effect on net income per common share.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company had no common shares outstanding prior to October 11, 2011. Net income per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income (loss)	$(114)	$742	$170	$1,327

Denominator:
Weighted average common shares issued	5,584,551	—	5,584,551	—
Less: Weighted average unallocated ESOP shares	427,708	—	431,610	—

Weighted average common shares used to compute net income (loss) per common share – basic	5,156,843	—	5,152,941	—

Weighted average common shares used to compute net income (loss) per common share – diluted	5,156,843	—	5,152,941	—

Net income (loss) per common share – Basic	$(0.02)	n/a	$0.03	n/a

Net income (loss) per common share – Diluted	$(0.02)	n/a	$0.03	n/a

Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the June 30, 2012 presentation. The reclassifications had no effect on net income or stockholder’s equity as previously reported.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ASU 2011-04 – In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application was not permitted. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

Accounting Standards Update ASU 2011-05 – In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported on other comprehensive income. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application was permitted. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

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

Accounting Standards Update ASU 2011-11 – In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
U.S. Government Sponsored Entity (GSE) and agency securities due –
After 1 year but within 5 years	$40,819	$443	$(6)	$41,256
After 5 years but within 10 years	7,872	47	(4)	7,915
After 10 years	2,000	2	—	2,002
Asset-backed securities issued by the Small Business Administration (SBA)	48,735	1,174	(85)	49,824
Residential mortgage-backed securities issued by GSE’s (1)	154,622	2,677	(63)	157,236
State and local government securities due –
After 5 years but within 10 years	4,735	197	(11)	4,921
After 10 years	15,541	421	(83)	15,879
Mutual funds	698	31	—	729

Total	$275,022	$4,992	$(252)	$279,762

December 31, 2011
U.S. GSE and agency securities due –
After 1 year but within 5 years	$33,174	$895	$(4)	$34,065
After 5 years but within 10 years	6,131	165	—	6,296
After 10 years	2,000	6	—	2,006
Asset-backed securities issued by the SBA	30,736	760	(4)	31,492
Residential mortgage-backed securities issued by GSE’s (1)	155,275	2,207	(104)	157,378
State and local government securities due –
After 5 years but within 10 years	2,831	175	—	3,006
After 10 years	8,528	389	(9)	8,908
Mutual funds	689	23	—	712

Total	$239,364	$4,620	$(121)	$243,863

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group (in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
U.S. GSE and agency securities due –
After 5 years but within 10 years	$1,071	$144	$—	$1,215
Residential mortgage-backed securities issued by GSE’s (1)	1,422	104	—	1,526
State and local government securities due –
After 10 years	2,416	303	—	2,719

Total	$4,909	$551	$—	$5,460

December 31, 2011
U.S. GSE and agency securities due –
After 5 years but within 10 years	$1,078	$140	$—	$1,218
Residential mortgage-backed securities issued by GSE’s (1)	1,726	121	—	1,847
State and local government securities due –
After 10 years	2,414	274	—	2,688

Total	$5,218	$535	$—	$5,753

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011. The total number of securities with unrealized losses at June 30, 2012 and December 31, 2011 were 24 and 11, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available for Sale
US GSE and agency	$4,867	$(10)	$—	$—	$4,867	$(10)
Asset-backed SBA	10,191	(83)	498	(2)	10,689	(85)
Residential mortgage-backed GSE (1)	13,767	(63)	—	—	13,767	(63)
State and local government	6,668	(94)	—	—	6,668	(94)

Total temporarily impaired securities	$35,493	$(250)	$498	$(2)	$35,991	$(252)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available for Sale
US GSE and agency	$3,996	$(4)	$—	$—	$3,996	$(4)
Asset-backed SBA	2,254	(4)	—	—	2,254	(4)
Residential mortgage-backed GSE (1)	16,378	(104)	—	—	16,378	(104)
State and local government	581	(9)	—	—	581	(9)

Total temporarily impaired securities	$23,209	$(121)	$—	$—	$23,209	$(121)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2012 and December 31, 2011 or during the periods then ended.

Investment securities pledged as collateral follow:

(in thousands)	June 30, 2012	December 31, 2011
Pledged to Federal Reserve Discount Window	$7,938	$10,835
Pledged to Federal funds purchased lines of credit	—	1,218
Pledged to repurchase agreements for commercial customers	1,916	758

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Interest income from taxable securities	$1,297	$1,323	$2,558	$2,435
Interest income from tax-exempt securities	117	64	224	122

Total interest income from securities	$1,414	$1,387	$2,782	$2,557

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Gross proceeds from sales of securities	$19,380	$8,746	$54,654	$8,746
Gross realized gains from sales of securities	328	223	830	223

4. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(in thousands)	June 30, 2012	December 31, 2011
Commercial:
Commercial construction and land development	$21,060	$22,375
Commercial mortgage	136,467	139,947
Commercial and industrial	14,020	17,540

Total commercial	171,547	179,862

Non-commercial:
Non-commercial construction and land development	4,888	3,907
Residential mortgage	165,480	175,866
Revolving mortgage	50,164	51,044
Consumer	17,430	22,588

Total non-commercial	237,962	253,405

Total loans receivable	409,509	433,267
Less: Deferred loan fees	(369)	(384)

Total loans receivable net of deferred loan fees	409,140	432,883
Less: Allowance for loan losses	(11,563)	(10,627)

Loans receivable, net	$397,577	$422,256

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss*	Total Loans
June 30, 2012
Commercial:
Commercial construction and land development	$5,215	$603	$14,757	$—	$485	$21,060
Commercial mortgage	112,491	21,744	2,232	—	—	136,467
Commercial and industrial	11,256	2,231	533	—	—	14,020

Total commercial	128,962	24,578	17,522	—	485	171,547

Non-commercial:
Non-commercial construction and land development	4,888	—	—	—	—	4,888
Residential mortgage	153,435	9,709	2,334	—	2	165,480
Revolving mortgage	46,869	2,229	1,066	—	—	50,164
Consumer	16,328	983	119	—	—	17,430

Total non-commercial	221,520	12,921	3,519	—	2	237,962

Total loans receivable	$350,482	$37,499	$21,041	$—	$487	$409,509

December 31, 2011
Commercial:
Commercial construction and land development	$6,394	$1,002	$14,410	$—	$569	$22,375
Commercial mortgage	118,735	19,858	1,354	—	—	139,947
Commercial and industrial	12,834	2,058	2,647	1	—	17,540

Total commercial	137,963	22,918	18,411	1	569	179,862

Non-commercial:
Non-commercial construction and land development	3,797	—	109	1	—	3,907
Residential mortgage	163,134	8,417	4,315	—	—	175,866
Revolving mortgage	48,057	2,003	984	—	—	51,044
Consumer	21,189	1,246	153	—	—	22,588

Total non-commercial	236,177	11,666	5,561	1	—	253,405

Total loans receivable	$374,140	$34,584	$23,972	$2	$569	$433,267

*	Items included in the “Loss” column were fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(in thousands)	31-89 Days	90 Days or More	Total	Current	Total Loans
June 30, 2012
Commercial:
Commercial construction and land development	$—	$14,833	$14,833	$6,227	$21,060
Commercial mortgage	337	1,711	2,048	134,419	136,467
Commercial and industrial	62	490	552	13,468	14,020

Total commercial	399	17,034	17,433	154,114	171,547

Non-commercial:
Non-commercial construction and land development	—	—	—	4,888	4,888
Residential mortgage	773	513	1,286	164,194	165,480
Revolving mortgage	315	399	714	49,450	50,164
Consumer	478	31	509	16,921	17,430

Total non-commercial	1,566	943	2,509	235,453	237,962

Total loans receivable	$1,965	$17,977	$19,942	$389,567	$409,509

December 31, 2011
Commercial:
Commercial construction and land development	$363	$6,251	$6,614	$15,761	$22,375
Commercial mortgage	—	833	833	139,114	139,947
Commercial and industrial	2,177	506	2,683	14,857	17,540

Total commercial	2,540	7,590	10,130	169,732	179,862

Non-commercial:
Non-commercial construction and land development	—	110	110	3,797	3,907
Residential mortgage	1,426	1,922	3,348	172,518	175,866
Revolving mortgage	751	407	1,158	49,886	51,044
Consumer	939	27	966	21,622	22,588

Total non-commercial	3,116	2,466	5,582	247,823	253,405

Total loans receivable	$5,656	$10,056	$15,712	$417,555	$433,267

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	June 30, 2012		December 31, 2011
(in thousands)	Nonaccruing	Past Due 90 Days or More and Still Accruing	Nonaccruing	Past Due 90 Days or More and Still Accruing
Commercial:
Commercial construction and land development	$15,087	$—	$14,695	$—
Commercial mortgage	1,711	—	833	—
Commercial and industrial	490	—	2,595	—

Total commercial	17,288	—	18,123	—

Non-commercial:
Non-commercial construction and land development	—	—	110	—
Residential mortgage	514	—	1,922	—
Revolving mortgage	399	—	440	—
Consumer	31	—	27	—

Total non-commercial	944	—	2,499	—

Total loans receivable	$18,232	$—	$20,622	$—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total
Balance at beginning of period	$6,552	$4,010	$10,562	$6,625	$4,002	$10,627
Provision for loan losses	1,337	(44)	1,293	1,819	72	1,891
Charge-offs	(231)	(151)	(382)	(802)	(296)	(1,098)
Recoveries	2	88	90	18	125	143

Balance at end of period	$7,660	$3,903	$11,563	$7,660	$3,903	$11,563

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total
Balance at beginning of period	$7,695	$4,937	$12,632	$7,658	$5,018	$12,676
Provision for loan losses	465	(41)	424	636	445	1,081
Charge-offs	(569)	(212)	(781)	(770)	(815)	(1,585)
Recoveries	17	61	78	84	97	181

Balance at end of period	$7,608	$4,745	$12,353	$7,608	$4,745	$12,353

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance for Loan Losses			Total Loans Receivable
(in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total
June 30, 2012
Commercial:
Commercial construction and land development*	$1,205	$853	$2,058	$15,476	$5,584	$21,060
Commercial mortgage	757	4,239	4,996	5,500	130,967	136,467
Commercial and industrial	—	606	606	498	13,522	14,020

Total commercial	1,962	5,698	7,660	21,474	150,073	171,547

Non-commercial:
Non-commercial construction and land development	—	282	282	—	4,888	4,888
Residential mortgage	157	1,826	1,983	2,981	162,499	165,480
Revolving mortgage	106	1,085	1,191	504	49,660	50,164
Consumer	—	447	447	—	17,430	17,430

Total non-commercial	263	3,640	3,903	3,485	234,477	237,962

Total loans receivable	$2,225	$9,338	$11,563	$24,959	$384,550	$409,509

December 31, 2011
Commercial:
Commercial construction and land development	$709	$690	$1,399	$17,305	$5,070	$22,375
Commercial mortgage	70	4,426	4,496	1,426	138,521	139,947
Commercial and industrial	1	729	730	507	17,033	17,540

Total commercial	780	5,845	6,625	19,238	160,624	179,862

Non-commercial:
Non-commercial construction and land development	1	188	189	116	3,791	3,907
Residential mortgage	231	1,894	2,125	4,378	171,488	175,866
Revolving mortgage	—	1,092	1,092	300	50,744	51,044
Consumer	—	596	596	—	22,588	22,588

Total non-commercial	232	3,770	4,002	4,794	248,611	253,405

Total loans receivable	$1,012	$9,615	$10,627	$24,032	$409,235	$433,267

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(in thousands)	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
June 30, 2012
Commercial:
Commercial construction and land development*	$15,842	$14,942	$534	$15,476	$1,205
Commercial mortgage	6,198	4,595	905	5,500	757
Commercial and industrial	1,505	—	498	498	—

Total commercial	23,545	19,537	1,937	21,474	1,962

Non-commercial:
Residential mortgage	3,184	1,890	1,091	2,981	157
Revolving mortgage	501	201	303	504	106

Total non-commercial	3,685	2,091	1,394	3,485	263

Total impaired loans	$27,230	$21,628	$3,331	$24,959	$2,225

December 31, 2011
Commercial:
Commercial construction and land development	$19,183	$12,868	$4,437	$17,305	$709
Commercial mortgage	2,124	521	905	1,426	70
Commercial and industrial	1,509	147	360	507	1

Total commercial	22,816	13,536	5,702	19,238	780

Non-commercial:
Non-commercial construction and land development	195	116	—	116	1
Residential mortgage	4,888	2,977	1,401	4,378	231
Revolving mortgage	300	—	300	300	—

Total non-commercial	5,383	3,093	1,701	4,794	232

Total impaired loans	$28,199	$16,629	$7,403	$24,032	$1,012

*	Included in “Commercial construction and land development” balances as of June 30, 2012 set forth in the preceding “ending balances of loans and related allowance” and “impaired loans and related allowance” tables was a purchased credit impaired note in the amount of $2.9 million for which no related allowance for loan loss and no accretable yield was recorded. No payments are expected under the contractual terms of the note and repayment is expected to be determined by the value realized from the liquidation of the related collateral.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial construction and land development	$15,341	$—	$16,215	$96
Commercial mortgage	5,509	26	5,010	26
Commercial and industrial	500	—	1,289	3

Total commercial	21,350	26	22,514	125

Non-commercial:
Non-commercial construction and land development	—	—	2,582	20
Residential mortgage	3,306	36	6,097	46
Revolving mortgage	471	4	17	—

Total non-commercial	3,777	40	8,696	66

Total loans receivable	$25,127	$66	$31,210	$191

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial construction and land development	$15,748	$2	$16,406	$192
Commercial mortgage	4,004	34	6,658	58
Commercial and industrial	502	—	1,299	11

Total commercial	20,254	36	24,363	261

Non-commercial:
Non-commercial construction and land development	39	—	2,589	39
Residential mortgage	3,834	65	6,263	78
Revolving mortgage	403	5	8	—

Total non-commercial	4,276	70	8,860	117

Total loans receivable	$24,530	$106	$33,223	$378

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the period indicated. The Bank extended the payment terms on one loan during the three months ended June 30, 2012 and on two loans during the six months ended June 30, 2012 and reduced the interest rate below market levels on three loans during the six months ended June 30, 2012.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Below market interest rate
Non-commercial:
Residential mortgage	—	$—	$—	3	$897	$897

Total non-commercial	—	—	—	3	897	897

Total	—	$—	$—	3	$897	$897

Extended payment terms
Commercial:
Commercial construction and land development	—	$—	$—	1	$234	$194
Commercial mortgage	1	3,196	3,196	1	3,196	3,196

Total commercial	1	3,196	3,196	2	3,430	3,390

Total	1	$3,196	$3,196	2	$3,430	$3,390

Total	1	$3,196	$3,196	5	$4,327	$4,287

The following table presents loans that were modified as TDRs within the preceding 12 months that stopped performing in accordance with their modified terms during the periods indicated. During the three month and six month periods ended June 30, 2012, one loan went into default that was modified as a TDR within the preceding 12 months.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms
Commercial:
Commercial construction and land development	1	$194	1	$194

Total commercial	1	194	1	194

Total	1	$194	1	$194

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

Loans that were considered to be TDRs follow:

(in thousands)	June 30, 2012	December 31, 2011
Nonperforming restructured loans	$9,674	$13,097
Performing restructured loans	5,191	1,142

Total	$14,865	$14,239

6. BENEFIT PLANS

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Non-Qualified Defined Benefit Plan
Components of Net Periodic Benefit Costs
Service cost	$1	$2	$3	$3
Interest cost	15	16	30	32
Amortization of prior service credit	(3)	(3)	(6)	(6)
Amortization of net loss	6	5	11	11

Net periodic benefit cost	$19	$20	$38	$40

Qualified Defined Benefit Plan
Components of Net Periodic Benefit Costs
Service cost	$55	$49	$109	$98
Interest cost	298	237	595	477
Expected return on plan assets	(302)	(240)	(602)	(482)
Amortization of prior service credit	(21)	(18)	(43)	(36)
Amortization of net loss	128	101	256	202

Net periodic benefit cost	$158	$129	$315	$259

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

At June 30, 2012, the remaining principal balance on the ESOP debt is payable as follows:

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

Shares held by the ESOP include the following:

June 30, 2012
Allocated ESOP shares	7,350
ESOP shares committed to be released	15,694
Unallocated ESOP shares	423,720

Total ESOP shares	446,764

Fair value of unallocated ESOP shares (in thousands)	$6,038

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released. Total expense recognized in connection with the ESOP was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
ESOP expense	$104	$—	$198	$—

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(in thousands)	June 30, 2012	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$125,516	$117,446
Commitments under standby letters of credit	115	135

Total	$125,631	$117,581

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

Litigation – The Bank is periodically involved in legal actions in the normal course of business. The Bank is not a party to any pending legal proceedings that the Bank’s management believes would have a material adverse effect on the Bank's financial condition, results of operations, or cash flows.

Investment Commitments – During 2005, the Bank entered into an agreement to invest $1,000,000 as a limited partner in a Small Business Investment Company. The Bank made no additional investments during the six months ended June 30, 2012 or during the years ended December 31, 2011, 2010 or 2009, but invested $800,000 prior to 2009. The Bank has a remaining commitment of approximately $200,000. This investment is recognized at cost and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of June 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the accounting guidance contained in FASB ASC Topic 310: Receivables (“FASB ASC Topic 310”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with the fair value measurement and disclosure guidance contained in FASB ASC Topic 820, impaired loans where an

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the impaired loan is recorded as nonrecurring Level 2 assets. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as nonrecurring Level 3 assets.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total Carrying Amount in Balance Sheet
(in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
June 30, 2012

Financial assets:
Cash and cash equivalents	$73,475	$—	$—	$73,475	$73,475
Securities available for sale	729	279,033	—	279,762	279,762
Securities held to maturity	—	5,460	—	5,460	4,909
Investments in FHLB stock	—	—	3,880	3,880	3,880
Loans held for sale	—	5,120	—	5,120	5,044
Loans receivable, net	—	—	403,139	403,139	397,577
Accrued interest receivable	—	—	2,425	2,425	2,425
Deferred compensation assets	1,000	—	—	1,000	1,000

Financial liabilities:
Demand deposits	—	—	375,478	375,478	375,478
Time deposits	—	—	231,623	231,623	230,544
Repurchase agreements	—	—	509	509	511
Advances from FHLB	—	—	68,771	68,771	60,000
Deferred compensation liabilities	1,000	—	—	1,000	1,000
Accrued interest payable	—	—	148	148	148

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total Carrying Amount in Balance Sheet
(in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value
December 31, 2011

Financial assets:
Cash and cash equivalents	$72,327	$—	$—	$72,327	$72,327
Securities available for sale	712	243,151	—	243,863	243,863
Securities held to maturity	—	5,753	—	5,753	5,218
Investments in FHLB stock	—	—	3,870	3,870	3,870
Loans held for sale	—	6,689	—	6,689	6,590
Loans receivable, net	—	—	428,876	428,876	422,256
Accrued interest receivable	—	—	2,539	2,539	2,539
Deferred compensation assets	972	—	—	972	972

Financial liabilities:
Demand deposits	—	—	349,695	349,695	349,695
Time deposits	—	—	260,466	260,466	258,541
Repurchase agreements	—	—	756	756	758
Advances from FHLB	—	—	68,641	68,641	60,000
Deferred compensation liabilities	972	—	—	972	972
Accrued interest payable	—	—	153	153	153

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2012.

(in thousands)	Fair Value Measurement Using			Total Carrying Amount in Balance Sheets	Assets/ Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
June 30, 2012

Securities available for sale:
U.S. GSE and agency securities	$—	$51,173	$—	$51,173	$51,173
Asset-backed SBA securities	—	49,824	—	49,824	49,824
Residential mortgage-backed securities issued by GSE’s	—	157,236	—	157,236	157,236
State and local government securities	—	20,800	—	20,800	20,800
Mutual funds	729	—	—	729	729

Total	$729	$279,033	$—	$279,762	$279,762

Defined benefit plan assets:
Cash and cash equivalents	$699	$—	$—
Money market mutual funds	288	—	—
Debt security mutual funds	16,904	—	—

Total	$17,891	$—	$—

December 31, 2011

Securities available for sale:
U.S. GSE and agency securities	$—	$42,367	$—	$42,367	$42,367
Asset-backed SBA securities	—	31,492	—	31,492	31,492
Residential mortgage-backed securities issued by GSE’s	—	157,378	—	157,378	157,378
State and local government securities	—	11,914	—	11,914	11,914
Mutual funds	712	—	—	712	712

Total	$712	$243,151	$—	$243,863	$243,863

Defined benefit plan assets:
Cash and cash equivalents	$173	$—	$—
Money market mutual funds	264	—	—
Debt security mutual funds	16,760	—	—

Total	$17,197	$—	$—

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

(in thousands)	Fair Value Measurement Using			Total Carrying Amount in Balance Sheets	Assets/ Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3
June 30, 2012
Impaired loans	$—	$—	$21,620	$21,620	$21,620
Foreclosed properties	—	—	8,615	8,615	8,615
December 31, 2011
Impaired loans	$—	$—	$21,858	$21,858	$21,858
Foreclosed properties	—	—	8,125	8,125	8,125

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

Critical Accounting Policies

During the three- and six-month periods ended June 30, 2012, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at June 30, 2012 and our operating performance for the three- and six-month periods ended June 30, 2012. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

The following table provides the changes in our significant asset and liability categories at June 30, 2012 compared to December 31, 2011.

(dollars in thousands)	June 30, 2012	December 31, 2011	$ change	% change
Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$62,619	$61,847	$772	1.2%
Investment securities	284,671	249,081	35,590	14.3%
Investments held at cost	3,880	3,870	10	0.3%
Loans held for sale	5,044	6,590	(1,546)	-23.5%
Loans receivable, net of deferred fees	409,140	432,883	(23,743)	-5.5%

Total interest-earning assets	765,354	754,271	11,083	1.5%

Non-interest-earning assets
Cash and due from banks	10,856	10,480	376	3.6%
Allowance for loan losses	(11,563)	(10,627)	(936)	-8.8%
Premises and equipment, net of accumulated depreciation	13,804	14,053	(249)	-1.8%
Foreclosed real estate, net of reserves	8,615	8,125	490	6.0%
Deferred income tax assets, net of deferred income tax liabilities	4,542	4,605	(63)	-1.4%
Other assets	7,059	9,961	(2,902)	-29.1%

Total non-interest-earning assets	33,313	36,597	(3,284)	-9.0%

Total assets	$798,667	$790,868	$7,799	1.0%

Interest-bearing liabilities
Interest-bearing deposits	$542,630	$554,134	$(11,504)	-2.1%
Overnight and short-term borrowings	511	758	(247)	-32.6%
Federal Home Loan Bank advances	60,000	60,000	—	0.0%

Total interest-bearing liabilities	603,141	614,892	(11,751)	-1.9%

Non-interest-bearing liabilities
Non-interest-bearing deposits	63,392	54,102	9,290	17.2%
Accounts payable and other liabilities	16,055	6,303	9,752	154.7%

Total non-interest-bearing liabilities	79,447	60,405	19,042	31.5%

Total liabilities	682,588	675,297	7,291	1.1%

Total equity	116,079	115,571	508	0.4%

Total liabilities and equity	$798,667	$790,868	$7,799	1.0%

(dollars in thousands)	June 30, 2012	December 31, 2011	$ change	% change
Memoranda:
Cash and cash equivalents	$73,475	$72,327	$1,148	1.6%
Total core deposits (excludes certificate accounts)	375,478	349,695	25,783	7.4%
Total certificates of deposit	230,544	258,541	(27,997)	-10.8%
Total deposits	606,022	608,236	(2,214)	-0.4%
Total funding liabilities	666,533	668,994	(2,461)	-0.4%

Assets. Total assets increased $7.8 million, or 1.0%, to $798.7 million at June 30, 2012 from $790.9 million at December 31, 2011. Cash and cash equivalents increased $1.1 million, or 1.6%, to $73.5 million at June 30, 2012 from $72.3 million at December 31, 2011. Investment securities increased $35.6 million, or 14.3%, to $284.7 million at June 30, 2012 from $249.1 million at December 31, 2011, primarily due to the reinvestment into investment securities of proceeds from loan repayments and prepayments. Loans receivable, net of deferred fees, decreased $23.7 million, or 5.5%, to $409.1 million at June 30, 2012 from $432.9 million at December 31, 2011 as loan repayments, prepayments, and foreclosures exceeded new loan originations.

Loan originations totaled $91.1 million for the six months ended June 30, 2012 compared to $64.8 million for the six months ended June 30, 2011. Residential mortgage loan originations totaled $50.0 million and residential construction and land development loan originations totaled $6.3 million for the six months ended June 30, 2012 compared to $34.7 million and $7.6 million respectively, for the comparable period of 2011. Originations of commercial mortgage loans totaled $26.8 million for the six months ended June 30, 2012 compared to $14.1 million for the same period in 2011. Originations of commercial construction and land development loans totaled $1.1 million for the six-month period ended June 30, 2012, compared to $667,000 for the six-month period ending June 30, 2011. Commercial and industrial loan originations totaled $3.5 million for the six months ended June 30, 2012 compared to $4.8 million for the six months ended June 30, 2011. Origination activity was offset by $70.0 million in routine loan payments, prepayments, and payoffs and $45.8 million in loan sales for the six months ended June 30, 2012 compared to $64.7 million in routine payments, prepayments, and payoffs and $35.0 million in loan sales for the six months ended June 30, 2011.

Nonperforming assets. Nonperforming assets totaled $26.8 million, or 3.36% of total assets, at June 30, 2012, compared to $28.7 million, or 3.63% of total assets, at December 31, 2011. Nonperforming assets included $18.2 million in nonperforming loans and $8.6 million in foreclosed real estate at June 30, 2012, compared to $20.6 million and $8.1 million, respectively, at December 31, 2011.

Nonperforming loans decreased $2.4 million, or 11.6%, to $18.2 million at June 30, 2012 from $20.6 million at December 31, 2011. The decrease in nonperforming loans from December 31, 2011 to June 30, 2012 was primarily attributable to loans totaling $2.4 million moving to foreclosed real estate and loan payoffs, which were partially offset by the addition of new loans that stopped performing during the period. At June 30, 2012, nonperforming loans included four commercial land development loans that totaled $15.1 million, two commercial mortgages that totaled $1.7 million, three commercial and industrial loans that totaled $490,000, eight residential mortgages that totaled $514,000, and three home equity loans that totaled $399,000. As of June 30, 2012, the nonperforming loans had specific reserves of $2.2 million.

Troubled debt restructurings at June 30, 2012 totaled $14.9 million compared to $14.2 million at December 31, 2011. The increase in troubled debt restructurings during the six months ended June 30, 2012 was the result of one loan for $3.2 million being restructured during the three months ended June 30, 2012 and was offset by loans moving to foreclosed properties, charge-offs and payoffs. Repayment terms of loans reported as troubled debt restructurings were modified to provide financially distressed borrowers more favorable terms to service their debt obligations. At June 30, 2012, $10.2 million of the total $14.9 million of troubled debt restructurings were not current.

Foreclosed real estate at June 30, 2012 included 20 properties with a total carrying value of $8.6 million compared to 18 properties with a total carrying value of $8.1 million as of December 31, 2011. During the six months ended June 30, 2012, in addition to an increase of $369,000 to the loss provision, there were eight new properties totaling $2.4 million added to foreclosed real estate, while six properties totaling $1.5 million were sold.

Liabilities. Total deposits decreased $2.2 million, or 0.4%, to $606.0 million at June 30, 2012 from $608.2 million at December 31, 2011. During the six months ended June 30, 2012, the Company continued its focus on core deposits, from which it excludes certificates of deposit. Core deposits increased $25.8 million, or 7.4%, to $375.5 million at June 30, 2012 from $349.7 million at December 31, 2011. Over the same period, certificates of deposit decreased $28.0 million, or 10.8%, to $230.5 million at June 30, 2012 compared to $258.5 million at December 31, 2011. Accounts payable and other liabilities increased $9.8 million, or 154.7%, to $16.1 million at June 30, 2012 from $6.3 million at December 31, 2011 primarily due to a $8.7 million increase in amounts due for the purchase of investment securities in the process of settlement.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Overview. A net loss of $114,000, or $0.02 per share, was incurred for the quarter ended June 30, 2012 compared to net income of $742,000 for the quarter ended June 30, 2011, primarily due to an increase of $869,000 in the provision for loan losses and a decrease of $680,000 in net interest income, which were partially offset by an increase in noninterest income of $109,000 and a slight reduction in noninterest expenses. The reduction in net interest income is a result of a $1.1 million decrease in total interest and dividend income, which was partially offset by a decrease of $462,000 in total interest expense.

	Three Months Ended June 30,
(dollars in thousands)	2012	2011	$ change	% change
Interest and dividend income	$6,398	$7,540	$(1,142)	-15.1%
Interest expense	1,743	2,205	(462)	-21.0%
Net interest income	4,655	5,335	(680)	-12.7%
Provision for loan losses	1,293	424	869	205.0%
Net interest income after provision for loan losses	3,362	4,911	(1,549)	-31.5%
Noninterest income	1,999	1,890	109	5.8%
Noninterest expense	5,588	5,630	(42)	-0.7%
Income (loss) before income tax provision (benefit)	(227)	1,171	(1,398)	-119.4%
Income tax provision (benefit)	(113)	429	(542)	-126.3%
Net income (loss)	(114)	742	(856)	-115.4%

Net Interest Income. Net interest income decreased by $680,000, or 12.7%, to $4.7 million for the three months ended June 30, 2012 as compared to $5.3 million for the three months ended June 30, 2011. Total interest and dividend income decreased by $1.1 million, or 15.1%, to $6.4 million for the three months ended June 30, 2012 as compared to $7.5 million for the three months ended June 30, 2011, primarily as a result of an 84 basis point decrease in yields on interest-earning assets and a $59.2 million decrease in average loans that partially offset a $105.6 million increase in the average balances of all other interest-earning assets, including investments. The decline in total interest and dividend income was partially offset by a $462,000, or 21.0%, decrease in interest expense to $1.7 million for the three months ended June 30, 2012 compared to $2.2 million for the three months ended June 30, 2011. The decrease in interest expense resulted from a 24 basis point reduction in the average rate paid on interest-bearing liabilities and a decline of $26.1 million in the average balances of interest-bearing liabilities during the three month periods.

Interest income on loans decreased $1.2 million, or 19.9%, to $4.9 million during the three months ended June 30, 2012 primarily due to a decrease in average outstanding loans of $59.2 million, or 12.4%, to $420.1 million during the period, primarily as a result of loan repayments exceeding originations due to low loan demand. Loan originations increased $10.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, while loan sales increased by $16.4 million, and loan principal repayments decreased $7.8 million to $28.0 million for the three months ended June 30, 2012 from $35.8 million for the three months ended June 30, 2011. The average balance of investment securities decreased $5.2 million, or 7.0%, to $68.8 million for the three months ended June 30, 2012, while the average balance of mortgage-backed securities increased $67.1 million, or 48.9%, to $204.1 million over the same comparable three-month periods. The increased average balances of investment securities and mortgage-backed securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from the issuance of common stock in connection with the Bank's mutual to stock conversion.

Total interest expense decreased $462,000, or 21.0%, to $1.7 million for the three months ended June 30, 2012 from $2.2 million for the three months ended June 30, 2011, primarily due to a 24 basis point decrease in the cost of average interest-bearing liabilities to 1.15% in 2012 from 1.39% in 2011, which was attributable to a 28 basis point decrease in the cost of interest-bearing deposits. The average outstanding balance of borrowings remained relatively unchanged when comparing the two three-month periods.

Provision for Loan Losses. The provision for loan losses was $1.3 million for the three months ended June 30, 2012 compared to $424,000 for the three months ended June 30, 2011. The increase in the provision was due to an increase in the specific reserves for collateral dependent impaired loans that resulted from a decline in the value of the real estate collateral securing the impaired loans and an increase in the loss factors used to estimate the general allowance for loan losses, which were partially offset by the combination of fewer charge-offs in the loan portfolio, a decline in impaired loans, and lower loan balances. The allowance for loan losses totaled $11.6 million, or 2.83% of total loans, at June 30, 2012 compared to $10.6 million, or 2.45% of total loans, at December 31, 2011. We charged off $382,000 in loans during the three months ended June 30, 2012 compared to $781,000 during the three months ended June 30, 2011.

Noninterest Income. Noninterest income increased $109,000, or 5.8%, to $2.0 million for the three months ended June 30, 2012 from $1.9 million for the three months ended June 30, 2011. Factors that contributed to the increase in noninterest income during the 2012 period were increases of $105,000 in gains from the sale of investment securities and $292,000 in mortgage banking income, which were partially offset by decreases of $127,000 in fees from deposits and other services, $106,000 in loan fees, and $70,000 in other investment income. The increase in investment security gains resulted primarily from the Bank’s efforts to better position its portfolio for rising rates, while the increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expense. Noninterest expenses decreased $42,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The primary factors affecting the decrease were decreases of $185,000 in foreclosed property expenses, $94,000 in advertising expenses, $90,000 in FDIC insurance premiums, and $48,000 in occupancy expenses, which were partially offset by increases of $209,000 in salaries and benefits, $30,000 in professional services, and $129,000 in other noninterest expenses. The increase in salaries and benefits was primarily due to $104,000 in expenses related to the Bank’s new employee stock ownership plan, and increases of $65,000 in payroll taxes and other benefit plan expenses, and $40,000 in compensation expenses for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The increase in other noninterest expenses was primarily attributable to increased expenses related to holding company and public company compliance and reporting.

Income Tax Expense (Benefit). Income tax expense decreased by $542,000 to a tax benefit of $113,000 for the three months ended June 30, 2012 as compared to the three month period ended June 30, 2011, primarily due to an decrease in pre-tax income. The effective tax rate was 49.78% for the three months ended June 30, 2012 compared to 36.64% for the three months ended June 30, 2011, primarily due to the combined effect of higher tax-exempt income relative to the before tax loss reported from operations.

Results of Operations for the Six Months Ended June 30, 2012 and 2011

Overview. Net income was $170,000, or $0.03 per share, for the six months ended June 30, 2012 compared to net income of $1.3 million for the six months ended June 30, 2011. Income before income taxes decreased $1.9 million primarily due to a $1.2 million decrease in net interest income, an $810,000 increase in loan loss provisions and a $292,000 increase in total noninterest expenses, which were partially offset by an increase in total noninterest income of $420,000. The reduction in net interest income is a result of a $2.0 million decrease in interest and dividend income that was partially offset by a decrease of $847,000 in interest expense.

	Six Months Ended June 30,
(dollars in thousands)	2012	2011	$ change	% change
Interest and dividend income	$12,937	$14,955	$(2,018)	-13.5%
Interest expense	3,662	4,509	(847)	-18.8%
Net interest income	9,275	10,446	(1,171)	-11.2%
Provision for loan losses	1,891	1,081	810	74.9%
Net interest income after provision for loan losses	7,384	9,365	(1,981)	-21.2%
Noninterest income	3,957	3,537	420	11.9%
Noninterest expense	11,154	10,862	292	2.7%
Income before income tax provision	187	2,040	(1,853)	-90.8%
Income tax provision	17	713	(696)	-97.6%
Net income	170	1,327	(1,157)	-87.2%

Net Interest Income. Net interest income decreased by $1.2 million, or 11.2%, to $9.3 million for the six months ended June 30, 2012 as compared to $10.4 million for the six months ended June 30, 2011. Total interest and dividend income decreased by $2.0 million, or 13.5%, to $12.9 million for the six months ended June 30, 2012 as compared to $15.0 million for the six months ended June 30, 2011, primarily as a result of an 82 basis point decrease in yields on interest-earning assets and a $62.4 million decrease in average loans that partially offset a $113.1 million increase in the average balances of all other interest-earning assets, including investments. The decline in total interest and dividend income was partially offset by a $847,000, or 18.8%, decrease in interest expense to $3.7 million for the six months ended June 30, 2012 compared to $4.5 million for the six months ended June 30, 2011. The decrease in interest expense resulted from a 23 basis point reduction in the average rate paid on interest-bearing liabilities and a decline of $22.5 million in the average balances of interest-bearing liabilities during the six month periods.

Interest income on loans decreased $2.3 million, or 19.0%, to $10.0 million during the six months ended June 30, 2012, primarily due to a decrease in average outstanding loans of $62.4 million, or 12.8%, to $425.6 million during the period as a result of loan repayments exceeding originations due to low loan demand. Loan originations increased $26.3 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Loan sales increased $10.8 million, while loan principal repayments increased $5.3 million to $70.0 million for the six months ended June 30, 2012 from $64.7 million for the six months ended June 30, 2011. The average balance of investment and mortgage-backed securities increased $66.5 million, or 33.6%, to $264.5 million for the six months ended June 30, 2012 compared to $198.0 million for the six months ended June 30, 2011. The increased average balances of investment securities and mortgage-backed securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from the issuance of common stock in the fourth quarter of 2011.

The decrease in interest expense of $847,000 was attributable to a decrease in interest expense on interest-bearing deposits, which declined $851,000 to $2.5 million for the six months ended June 30, 2012 from $3.3 million for the comparable six months of 2011 as the average rate paid on interest-bearing deposits declined 27 basis points to 0.90% from 1.17% and average balances of interest-bearing deposits decreased $21.8 million to $549.0 million from $570.7 million for the respective periods. Our average outstanding balance of borrowings remained relatively unchanged when comparing the two six-month periods.

Provision for Loan Losses. The provision for loan losses was $1.9 million for the six months ended June 30, 2012 compared to $1.1 million for the six months ended June 30, 2011. As was the case for the quarterly periods, the increase in the provision was due to an increase in the specific reserves for collateral dependent impaired loans that resulted from a decline in the value of the real estate collateral securing the impaired loans and an increase in the loss factors used to estimate the general allowance for loan losses, which were partially offset by the combination of fewer charge-offs in the loan portfolio and lower loan balances. We charged off $1.1 million in loans during the first six months of 2012 compared to $1.6 million during the first six months of 2011.

Noninterest Income. Noninterest income increased $420,000 to $4.0 million for the six months ended June 30, 2012 from $3.5 million for the six months ended June 30, 2011. Factors that contributed to the increase in noninterest income during the 2012 period were increases of $607,000 in gains from the sale of investment securities and $252,000 in mortgage banking income, which were partially offset by decreases of $226,000 in fees from deposits and other services, $100,000 in loan fees, and $96,000 in other investment income. The increase in investment security gains resulted primarily from the Bank’s efforts to better position its portfolio for rising rates, while the increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expense. Noninterest expenses increased $292,000 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The primary factors affecting the increase were increases of $547,000 in salaries and benefits, $196,000 in other noninterest expenses, and $50,000 in professional services, which were partially offset by decreases of $214,000 in foreclosed property expenses, $177,000 in FDIC insurance premiums, $71,000 in advertising expenses, and $58,000 in occupancy expense. The increase in salaries and benefits was primarily due to a $228,000 increase in compensation expenses, $198,000 in expenses related to the Bank’s new employee stock ownership plan, and an increase of $121,000 in payroll taxes and other benefit plan expenses The increase in other noninterest expenses was primarily attributable to increased expenses related to holding company and public company compliance and reporting.

Income Tax Expense. Income tax expense decreased by $696,000 for the six months ended June 30, 2012 as compared to the six month period ended June 30, 2011, primarily due to a decrease in pre-tax income. The effective tax rate was 9.09% for the six months ended June 30, 2012 compared to 34.95% for the six months ended June 30, 2011, primarily due to the combined effect of higher tax-exempt income relative to substantially lower income before tax reported from operations.

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

	For the Three Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets

Interest-earning deposits with banks	$62,491	$56	0.36%	$18,662	$12	0.26%
Loans receivable	420,084	4,913	4.70%	479,309	6,132	5.13%
Investment securities	68,807	315	2.08%	74,023	460	2.61%
Mortgage-backed and similar securities	204,079	1,099	2.17%	137,029	927	2.71%
Other interest-earning assets	3,881	15	1.55%	3,944	9	0.92%

Total interest-earning assets	759,342	6,398	3.41%	712,967	7,540	4.25%

Allowance for loan losses	(10,591)			(12,638)
Noninterest-earning assets	42,188			50,041

Total assets	$790,939			$750,370

Liabilities and equity

NOW accounts	$136,020	135	0.40%	$135,239	228	0.68%
Money market accounts	141,797	115	0.33%	134,002	191	0.57%
Savings accounts	27,304	12	0.18%	24,455	21	0.34%
Certificates of deposit	242,126	877	1.46%	279,185	1,161	1.67%

Total interest-bearing
deposits	547,247	1,139	0.84%	572,881	1,601	1.12%
Overnight and short-term borrowings	799	2	1.01%	1,305	2	0.61%
Federal Home Loan Bank advances	60,000	602	4.04%	60,000	602	4.02%

Total interest-bearing liabilities	608,046	1,743	1.15%	634,186	2,205	1.39%

Noninterest-bearing deposits	57,114			43,927
Other noninterest-bearing liabilities	8,975			7,037

Total liabilities	674,135			685,150

Total equity	116,804			65,220

Total liabilities and equity	$790,939			$750,370

Net interest income		$4,655			$5,335

Interest rate spread			2.26%			2.86%
Net interest margin			2.49%			3.01%
Average interest-earning assets to average interest-bearing liabilities	124.88%			112.42%

	For the Six Months Ended June 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets

Interest-earning deposits with banks	$65,192	$111	0.34%	$18,571	$23	0.25%
Loans receivable	425,643	10,013	4.73%	488,081	12,358	5.11%
Investment securities	65,768	639	2.19%	67,726	848	2.65%
Mortgage-backed and similar securities	198,767	2,143	2.17%	130,271	1,709	2.65%
Other interest-earning assets	3,877	31	1.61%	3,957	17	0.87%

Total interest-earning assets	759,247	12,937	3.45%	708,606	14,955	4.27%

Allowance for loan losses	(10,464)			(12,704)
Noninterest-earning assets	42,805			51,131

Total assets	$791,588			$747,033

Liabilities and equity

NOW accounts	$133,675	298	0.45%	$134,403	542	0.81%
Money market accounts	140,299	267	0.38%	133,134	369	0.56%
Savings accounts	26,330	29	0.22%	23,078	37	0.32%
Certificates of deposit	248,664	1,862	1.51%	280,126	2,359	1.70%

Total interest-bearing deposits	548,968	2,456	0.90%	570,741	3,307	1.17%
Overnight and short-term borrowings	789	1	0.25%	1,519	4	0.53%
Federal Home Loan Bank advances	60,000	1,205	4.04%	60,000	1,198	4.03%

Total interest-bearing liabilities	609,757	3,662	1.21%	632,260	4,509	1.44%

Noninterest-bearing deposits	55,355			43,890
Other noninterest-bearing liabilities	9,863			6,460

Total liabilities	674,975			682,610

Total equity	116,613			64,423

Total liabilities and equity	$791,588			$747,033

Net interest income		$9,275			$10,446

Interest rate spread			2.24%			2.83%
Net interest margin			2.48%			2.98%
Average interest-earning assets to average interest-bearing liabilities	124.52%			112.08%

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

	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011			Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-earning deposits with banks	$38	$6	$44	$77	$11	$88
Loans receivable	(719)	(500)	(1,219)	(1,509)	(836)	(2,345)
Investment securities	(31)	(114)	(145)	(24)	(185)	(209)
Mortgage-backed and similar securities	388	(216)	172	779	(345)	434
Other interest-earning assets	—	6	6	—	14	14

Total interest-earning assets	(324)	(818)	(1,142)	(677)	(1,341)	(2,018)

Interest expense:
NOW accounts	1	(94)	(93)	(3)	(241)	(244)
Money market accounts	11	(87)	(76)	19	(121)	(102)
Savings accounts	2	(11)	(9)	5	(13)	(8)
Certificates of deposit	(144)	(140)	(284)	(250)	(247)	(497)

Total interest-bearing deposits	(130)	(332)	(462)	(229)	(622)	(851)
Overnight and short-term borrowings	(1)	1	—	(1)	(2)	(3)
Federal Home Loan Bank advances	—	—	—	—	7	7

Total interest-bearing liabilities	(131)	(331)	(462)	(230)	(617)	(847)

Net decrease interest income	$(193)	$(487)	$(680)	$(447)	$(724)	$(1,171)

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

The following table provides information with respect to our non-performing assets at the dates indicated.

(dollars in thousands)	June 30, 2012	December 31, 2011	$ change	% change
Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial construction and land development	$15,087	$14,695	$392	2.7%
Commercial mortgage	1,711	833	878	105.4%
Commercial and industrial	490	2,595	(2,105)	-81.1%

Total commercial	17,288	18,123	(835)	-4.6%

Non-commercial:
Non-commercial construction and land development	—	110	(110)	100.0%
Residential mortgage	514	1,922	(1,408)	-73.3%
Revolving mortgage	399	440	(41)	-9.3%
Consumer	31	27	4	14.8%

Total non-commercial	944	2,499	(1,555)	-62.2%

Total nonaccruing loans (1)	18,232	20,622	(2,390)	-11.6%

Total loans past due 90 or more days and still accruing	—	—	—	0.0%

Total nonperforming loans	18,232	20,622	(2,390)	-11.6%
Foreclosed real estate	8,615	8,125	490	6.0%

Total nonperforming assets	26,847	28,747	(1,900)	-6.6%
Performing troubled debt restructurings (2)	5,191	1,142	4,049	354.6%

Performing troubled debt restructurings and total nonperforming assets	$32,038	$29,889	2,149	7.2%

Allowance for loan losses	$11,563	$10,627

Total loans	$409,140	$432,883

Asset Quality Ratios:
Allowance as a percentage of total loans	2.83%	2.45%
Allowance as a percentage of nonperforming loans	63.42%	51.53%
Total nonperforming loans to total loans	4.46%	4.76%
Total nonperforming loans to total assets	2.28%	2.61%
Total nonperforming assets to total assets	3.36%	3.63%
Performing troubled debt restructurings and total nonperforming assets to total assets	4.01%	3.78%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as troubled debt restructurings totaled $14.9 million at June 30, 2012, compared to $14.2 million at December 31, 2011. The $700,000 increase in troubled debt restructurings during the six months ended June 30, 2012 was primarily the result of the modification of a $3.2 million commercial mortgage loan, which was partially offset by loan repayments loans for which the collateral was transferred to foreclosed properties, loans charged off, and loans meeting sustained performance and other criteria to no longer be disclosed as a troubled debt restructuring. At June 30, 2012, $9.7 million of the $14.9 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $214,000 and $457,000 for the three- and six-month periods ended June 30, 2012, respectively, compared to $175,000 and $381,000 for the comparable periods of 2011. Interest income of $66,000 and $106,000 related to nonperforming loans was recognized in interest income for the three- and six-month periods ended June 30, 2012, respectively, compared to $191,000 and $378,000 for the same periods of 2011.

At June 30, 2012, our nonaccruing loans included the following:

• Commercial Construction and Land Development loans

•

One primary loan for the construction of a mixed-use retail, commercial office, and residential condominium project located in western North Carolina and one debtor in possession loan that the Bank purchased in the second quarter of 2012 in order to secure its senior lien position. The loans totaled $11.0 million as of June 30, 2012 and were considered impaired and nonaccruing. The Bank established a $948,000 specific reserve in the second quarter of 2012 based on an updated appraisal. The Bank plans to proceed with foreclosure. The project has eight retail condominiums of which four have been leased, 11 commercial office condominiums of which three have sold, and 29 residential condominiums of which one has sold.

•

One loan secured by multiple parcels of contiguous unimproved land located in western North Carolina totaling approximately 730 acres. As of June 30, 2012, the loan was considered impaired and nonaccruing with a balance of $3.7 million after a write-down of $114,000 in 2011. The loan currently has a specific reserve of $257,000 that was established in the second quarter of 2012 based on an updated appraisal. The Bank anticipates accepting a deed in lieu of foreclosure.

• Commercial Mortgage loans

•

One loan on a commercial condominium located in coastal South Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $833,000 as of June 30, 2012 after write-downs of $770,000 in 2011 based on an updated appraisal. At June 30, 2012, the loan was in the process of foreclosure.

•

One loan on an office building located in Asheville, North Carolina. The loan was considered impaired and nonaccruing with a remaining balance of $878,000 as of June 30, 2012. The loan had a specific reserve of $4,000 that was established in the second quarter of 2012 based on available market information. The loan was in the process of foreclosure as of June 30, 2012.

• Residential Mortgage loans

•	Eight loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $514,000 as of June 30, 2012.

At June 30, 2012, our performing troubled debt restructurings included the following:

• Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of June 30, 2012, the loan was a performing troubled debt restructuring with a balance of $3.2 million that matures in May of 2014. As of June 30, 2012, the loan had a specific reserve of $683,000, which was based on a recent appraisal.

• Residential Mortgage Loans

•	Nine loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $2.0 million as of June 30, 2012.

Foreclosed properties consisted of the following at the dates indicated.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Number	Amount	Number	Amount
By foreclosed loan type:
Commercial mortgage	2	$2,730	3	$3,045
Commercial construction and land development	9	4,174	5	3,259
Residential mortgage	6	1,231	7	1,373
Residential construction and land development	3	480	3	448

Total	20	$8,615	18	$8,125

An analysis of foreclosed real estate follows:

(dollars in thousands)	Six Months Ended June 30, 2012
Beginning balance	$8,125
Transfers from loans	2,368
Loss provisions	(369)
Loss on sale of foreclosed properties	(28)
Net proceeds from sales of foreclosed properties	(1,481)

Ending balance	$8,615

Federal regulations require us to review and classify our assets on a regular basis. In addition, the FDIC and the NCCoB have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets; substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions, and values, and there is a high possibility of loss. Assets classified “loss” are considered uncollectible and of such little value that continued recognition as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we establish a specific allowance for loan losses equal to 100% of the amount classified as loss.

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(dollars in thousands)	June 30, 2012	December 31, 2011	$ change	% change
Adversely classified loans:
Substandard	$21,041	$23,972	$(2,931)	-12.2%
Doubtful	—	2	(2)	-100.0%
Loss	487	569	(82)	-14.4%

Total adversely classified loans	21,528	24,543	(3,015)	-12.3%
Special mention loans	37,499	34,584	2,915	8.4%

Total classified and special mention loans	59,027	59,127	(100)	-0.2%

Total classified and special mention assets	$59,027	$59,127	$(100)	-0.2%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At June 30, 2012, substandard loans totaling $21.0 million included $18.2 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $2.8 million in performing substandard loans included the following:

• Commercial Construction and Land Development loans

•	One loan on a commercial lot located in western North Carolina. As of June 30, 2012 the loan was performing with a balance of $142,000.

• Commercial Mortgage loans

•	One loan on commercial retail property located in western North Carolina. As of June 30, 2012, the loan was performing with a balance of $521,000.

• Residential Mortgage loans

•	Thirteen loans to multiple unrelated borrowers for one- to four-family residential properties with an aggregate balance of $1.8 million as of June 30, 2012.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as non-performing assets.

At June 30, 2012, special mention loans included the following large impaired loan:

• Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of June 30, 2012, the loan was a performing troubled debt restructuring with a balance of $3.2 million that matures in May of 2014. As of June 30, 2012, the loan had a specific reserve of $683,000, which was based on a recent appraisal.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $73.5 million, including $62.6 million in interest-bearing deposits in other banks, of which $42.8 million was on deposit with the Federal Reserve Bank. Securities totaling $279.8 million classified as available-for-sale provide an additional source of liquidity. In addition, at June 30, 2012, we had the ability to borrow a total of approximately $48.9 million from the Federal Home Loan Bank of Atlanta and approximately $7.9 million from the Federal Reserve Bank’s discount window. At June 30, 2012, we had $60.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At June 30, 2012, we had $125.5 million in commitments to extend credit outstanding. Certificates of deposit due within one year of June 30, 2012 totaled $160.0 million, or 69.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of June 30, 2012. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
At June 30, 2012
Long-term debt obligations	$60,000	$—	$—	$40,000	$20,000
Operating lease obligations	2,341	362	724	674	581

Total	$62,341	$362	$724	$40,674	$20,581

At December 31, 2011
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,421	355	710	710	646

Total	$62,421	$355	$710	$710	$60,646

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit. However, under FDIC regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan, unless extraordinary circumstances exist and we receive regulatory approval.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
ASB Bancorp, Inc.
June 30, 2012
Tier I leverage capital	$114,794	14.49%	$31,700	4.00%	n/a	n/a
Tier I risk-based capital	114,794	28.41%	16,164	4.00%	n/a	n/a
Total risk-based capital	119,940	29.68%	32,328	8.00%	n/a	n/a

December 31, 2011
Tier I leverage capital	114,757	14.30%	32,098	4.00%	n/a	n/a
Tier I risk-based capital	114,757	27.52%	16,678	4.00%	n/a	n/a
Total risk-based capital	120,050	28.79%	33,356	8.00%	n/a	n/a

Asheville Savings Bank, S.S.B.
June 30, 2012
Tier I leverage capital	$89,018	11.54%	$30,851	4.00%	$38,563	5.00%
Tier I risk-based capital	89,018	22.13%	16,086	4.00%	24,130	6.00%
Total risk-based capital	94,139	23.41%	32,173	8.00%	40,216	10.00%
NC Savings Bank capital	100,595	12.93%	38,891	5.00%	n/a	n/a

December 31, 2011
Tier I leverage capital	88,897	11.09%	32,063	4.00%	40,079	5.00%
Tier I risk-based capital	88,897	21.35%	16,658	4.00%	24,988	6.00%
Total risk-based capital	94,193	22.62%	33,317	8.00%	41,646	10.00%
NC Savings Bank capital	99,538	12.67%	39,292	5.00%	n/a	n/a

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

For the six months ended June 30, 2012 and the year ended December 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally selling in the secondary market substantially all newly originated fixed rate one- to four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Management Committee (“ALCO”), which includes our Board Chair who is an independent director and members of management, to communicate, coordinate and control all aspects involving asset-liability management. The committee meets quarterly to establish and monitor the volume, maturities, pricing and mix of assets and funding liabilities with the objective of managing assets and funding liabilities to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Interest Rate Risk Analysis. Our profitability depends to a large extent on our net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, our interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond our control. Our interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than our interest-bearing liabilities, which are primarily term deposits. Accordingly, our earnings are generally adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates.

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

Based on the results of internal simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from our difficulty in reducing our costs of funds further in the current competitive pricing environment, our earnings may be adversely affected if interest rates were to further decline, despite their near-historic lows. Such a decline could result from, among other things, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the national economy. Accordingly, we continue to carefully monitor, through our ALCO management process, the competitive landscape related to interest rates as well as various economic indicators in order to best position ourselves with respect to changing interest rates.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012. As of June 30, 2012, the risk factors of ASB Bancorp have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)

3.2	Bylaws of ASB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)

10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc.,
Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)

10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc.,
Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)

10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc.,
Asheville Savings Bank, S.S.B. and David A. Kozak * (2)

10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc.,
Asheville Savings Bank, S.S.B. and Fred A. Martin * (2)

10.5	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (3)

10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan * (3)

10.7	ASB Bancorp, Inc. 2012 Equity Incentive Plan * (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
**	To be furnished by amendment.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.
(4)	Incorporated herein by reference to Appendix A to ASB Bancorp, Inc.’s definitive proxy statement on Form DEF14A filed with the Securities and Exchange Commission on April 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC. Registrant

August 10, 2012	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie President and Chief Executive Officer (Principal Executive Officer)

August 10, 2012	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)