Form 10-Q/A
period 2012-06-30
ASB Bancorp Inc
filed 2012-09-04
CIK 1520300

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

As of July 31, 2012, there were 5,584,551 shares of Common Stock, par value $0.01 per share, issued and outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, initially filed with the Securities and Exchange Commission on August 10, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II - OTHER INFORMATION

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. *

3.2	Bylaws of ASB Bancorp, Inc. *

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. *

10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie *

10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall *

10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak *

10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Fred A. Martin *

10.5	Asheville Savings Bank, S.S.B. Change In Control Severance Plan *

10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan *

10.7	ASB Bancorp, Inc. 2012 Equity Incentive Plan *

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32.0	Section 1350 Certifications *

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

*	Previously filed.
**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

September 4, 2012	By:	/s/ Suzanne S. DeFerie
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

September 4, 2012	By:	/s/ Kirby A. Tyndall
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

3