Form 10-Q
period 2012-09-30
ASB Bancorp Inc
filed 2012-11-13
CIK 1520300

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

There were 5,584,551 shares of Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2012.

ASB BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands, except par values)	September 30, 2012	December 31, 2011*
Assets
Cash and due from banks	$8,440	$10,480
Interest-earning deposits with banks	42,143	61,847

Total cash and cash equivalents	50,583	72,327

Securities available for sale (amortized cost of $270,616 at September 30, 2012 and $239,364 at December 31, 2011)	276,384	243,863
Securities held to maturity (estimated fair value of $5,373 at September 30, 2012 and $5,753 at December 31, 2011)	4,782	5,218
Investment in Federal Home Loan Bank stock, at cost	3,879	3,870
Loans held for sale	8,369	6,590
Loans receivable (net of deferred loan fees of $417 at September 30, 2012 and $384 at December 31, 2011)	402,724	432,883
Allowance for loan losses	(10,220)	(10,627)

Loans receivable, net	392,504	422,256

Premises and equipment, net	13,595	14,053
Foreclosed real estate (net of loss reserves of $2,528 at September 30, 2012 and $2,091 at December 31, 2011)	11,600	8,125
Deferred income tax assets, net	3,912	4,605
Other assets	6,799	9,961

Total assets	$772,407	$790,868

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$65,584	$54,102
Interest-bearing deposits	521,102	554,134

Total deposits	586,686	608,236
Overnight and short-term borrowings	428	758
Federal Home Loan Bank advances	60,000	60,000
Accounts payable and other liabilities	8,068	6,303

Total liabilities	655,182	675,297

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,584,551 shares issued at September 30, 2012 and December 31, 2011	56	56
Additional paid-in capital	53,945	53,869
Retained earnings	68,335	67,708
Accumulated other comprehensive loss, net of tax	(569)	(1,329)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,160)	(4,394)
Unearned equity incentive plan shares	(40)	—
Stock-based deferral plan shares	(342)	(339)

Total stockholders’ equity	117,225	115,571

Total liabilities and stockholders’ equity	$772,407	$790,868

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$4,814	$5,727	$14,827	$18,085
Securities	1,216	1,361	3,998	3,918
Other earning assets	58	24	200	64

Total interest and dividend income	6,088	7,112	19,025	22,067

Interest expense
Deposits	918	1,511	3,374	4,818
Overnight and short-term borrowings	—	—	1	4
Federal Home Loan Bank advances	609	609	1,814	1,807

Total interest expense	1,527	2,120	5,189	6,629

Net interest income	4,561	4,992	13,836	15,438
Provision for loan losses	542	730	2,433	1,811

Net interest income after provision for loan losses	4,019	4,262	11,403	13,627

Noninterest income
Mortgage banking income	340	190	1,120	718
Deposit and other service charge income	712	838	2,207	2,559
Income from debit card services	368	312	1,002	925
Gain on sale of investment securities	886	417	1,716	640
Other noninterest income	110	216	328	668

Total noninterest income	2,416	1,973	6,373	5,510

Noninterest expenses
Salaries and employee benefits	2,826	2,606	8,429	7,662
Occupancy expense, net	760	765	2,230	2,293
Foreclosed property expenses	221	325	657	975
Data processing fees	442	405	1,280	1,224
Federal deposit insurance premiums	162	79	495	589
Advertising	205	145	532	543
Professional and outside services	229	197	692	610
Other noninterest expenses	915	791	2,599	2,279

Total noninterest expenses	5,760	5,313	16,914	16,175

Income before income tax provision	675	922	862	2,962
Income tax provision	218	351	235	1,064

Net income	$457	$571	$627	$1,898

Net income per common share – Basic	$0.09	n/a	$0.12	n/a

Net income per common share – Diluted	$0.09	n/a	$0.12	n/a

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Comprehensive Income
Net income	$457	$571	$627	$1,898

Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	(886)	(417)	(1,716)	(640)
Deferred income tax benefit	354	167	686	256
Gains arising during the period	3,131	5,540	2,985	5,478
Deferred income tax expense	(1,252)	(2,217)	(1,195)	(2,192)

Unrealized holding gains adjustment, net of tax	1,347	3,073	760	2,902

Defined Benefit Pension Plans:
Net periodic pension cost	(176)	(149)	(529)	(448)
Net pension gain	176	149	529	448
Deferred income tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Total other comprehensive income	1,347	3,073	760	2,902

Comprehensive income	$1,804	$3,644	$1,387	$4,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended
(dollars in thousands)	September 30, 2012
Common stock
December 31, 2011	$56

September 30, 2012	$56

Additional paid-in capital
December 31, 2011	$53,869
ESOP shares allocated	76

September 30, 2012	$53,945

Retained earnings
December 31, 2011	$67,708
Net income	627

September 30, 2012	$68,335

Accumulated other comprehensive income (loss), net of tax
December 31, 2011	$(1,329)
Other comprehensive income	760

September 30, 2012	$(569)

Unearned ESOP shares
December 31, 2011	$(4,394)
ESOP shares allocated	234

September 30, 2012	$(4,160)

Unearned equity incentive plan shares
December 31, 2011	$—
Equity incentive plan shares purchased	(40)

September 30, 2012	$(40)

Stock-based deferral plan shares
December 31, 2011	$(339)
Stock-based deferral plan shares purchased	(3)

September 30, 2012	$(342)

Total stockholders’ equity
December 31, 2011	$115,571
Net income	627
Other comprehensive income	760
ESOP shares allocated	310
Equity incentive plan shares purchased	(40)
Stock-based deferral plan shares purchased	(3)

September 30, 2012	$117,225

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2012	2011
Operating Activities
Net income	$627	$1,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,433	1,811
Provision for loss on foreclosed properties	554	899
Depreciation	892	928
Gain on sale of fixed and other assets	(8)	—
Loss (gain) on sale of foreclosed real estate	32	(8)
Deferred income tax expense	184	1,060
Net amortization of premiums on securities	2,341	1,053
Gain on sale of investment securities	(1,716)	(640)
Net accretion of deferred fees on loans	(81)	(109)
Mortgage loans originated for sale	(66,059)	(41,265)
Proceeds from sale of mortgage loans	65,400	46,221
Gain on sale of mortgage loans	(1,120)	(718)
ESOP compensation expense	310	—
Decrease in income tax receivable	2,554	599
Decrease (increase) in interest receivable	(24)	43
Net change in other assets and liabilities	2,517	716

Net cash provided by operating activities	8,836	12,488

Investing Activities
Purchases of securities available for sale	(180,747)	(119,342)
Proceeds from sales of securities available for sale	98,577	19,786
Proceeds from maturities and/or calls of securities available for sale	18,000	26,928
Principal repayments on mortgage-backed and asset-backed securities	32,609	22,161
Redemption (purchase) of FHLB stock	(9)	74
Net decrease in loans receivable	23,959	43,605
Purchase of credit impaired loan	(2,895)	—
Capitalized expenses of foreclosed real estate	—	(40)
Net proceeds from sales of foreclosed real estate	2,275	1,732
Purchases of premises and equipment	(519)	(396)
Net proceeds from sales of fixed and other assets	93	—

Net cash used in investing activities	(8,657)	(5,492)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2012	2011
Financing Activities
Net decrease in deposits	$(21,550)	$(4,202)
Net increase in escrowed stock order funds	—	49,063
Net repayments of repurchase agreements	(330)	(689)
Stock-based deferral plan shares purchased	(3)	—
Equity incentive plan shares purchased	(40)	—

Net cash provided by (used in) financing activities	(21,923)	44,172

Net increase (decrease) in cash and cash equivalents	(21,744)	51,168
Cash and cash equivalents at beginning of period	72,327	24,234

Cash and cash equivalents at end of period	$50,583	$75,402

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$5,194	$6,635
Income taxes	(2,058)	(484)
Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$6,336	$2,630
Security purchases in the process of settlement	(119)	(1,000)
Change in unrealized gain on securities available for sale	1,269	4,838
Change in deferred income taxes resulting from other comprehensive income	(509)	(1,936)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other future period.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiary, the Bank (collectively, the “Company”). The Bank has two wholly owned subsidiaries, Appalachian Financial Services, Inc., which has on occasion managed the Bank’s real estate acquired through debt default but is currently inactive, and Wenoca, Inc., which serves as the Bank’s trustee regarding deeds of trust. Both subsidiaries are organized as North Carolina corporations. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to GAAP.

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

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Unrealized gain on securities	$3,460	$2,700
Benefit plan liability	(4,029)	(4,029)

Accumulated other comprehensive loss, net of tax	$(569)	$(1,329)

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

The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years ended December 31, 2008 through 2011 are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

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

Unallocated ESOP shares are not considered outstanding (including for the calculation of net income per common share as discussed below) and are shown as a reduction of stockholders’ equity. Dividends on unallocated ESOP shares, if paid, are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. The fair value of the annual share allocations is recorded on a monthly basis with fair value determined by calculating the average closing stock price for each day during the month. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference is recognized in stockholders’ equity. The Company recognizes a tax deduction equal to the cost of the shares released. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Equity Incentive Plan – The Company plans to issue restricted stock and stock options under the 2012 Equity Incentive Plan to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation - Stock Compensation, the Company plans to follow a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

Net Income Per Common Share – Where presented, basic net income per common share is the Company’s net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, if any, divided by the weighted average number of common shares outstanding during the period. In calculating the weighted average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are committed to be released for allocation.

For diluted income per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance. The effects of restricted stock and stock options are excluded from the computation of diluted income per common share in periods in which the effect would be antidilutive. Potential common shares that might be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method. At September 30, 2012, the Company had no stock options or restricted stock that would cause a dilutive effect on net income per common share.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company had no common shares outstanding prior to October 11, 2011. Net income per common share has been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2012	2011	2012	2011
Numerator:
Net income	$457	$571	$627	$1,898

Denominator:
Weighted average common shares issued	5,584,551	—	5,584,551	—
Less: Weighted average unallocated ESOP shares	419,863	—	427,666	—

Weighted average common shares used to compute net income per common share – basic	5,164,688	—	5,156,885	—

Weighted average common shares used to compute net income per common share – diluted	5,164,688	—	5,156,885	—

Net income per common share – Basic	$0.09	n/a	$0.12	n/a

Net income per common share – Diluted	$0.09	n/a	$0.12	n/a

Reclassifications – Certain reclassifications have been made to the financial statements of the prior periods presented to conform to the current period presentation. The reclassifications had no effect on net income, net income per share, or stockholders’ equity as previously reported.

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

Accounting Standards Update ASU 2011-05 – In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income . The amendments improve the comparability, consistency and transparency of financial reporting to increase the prominence of items reported on other comprehensive income. The effective date is the first interim or annual period beginning on or after December 15, 2011. Early application was permitted. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

Accounting Standards Update ASU 2011-11 – In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities , in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

Accounting Standards Update ASU 2011-12 – In December, 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update 2011-05 . In response to stakeholder concerns regarding the operational ramifications of the presentation of these reclassifications for current and previous years, the FASB has deferred the implementation date of this provision to allow time for further consideration. The requirement in ASU 2011-05, Presentation of Comprehensive Income, for the presentation of a combined statement of comprehensive income or separate, but consecutive, statements of net income and other comprehensive income is still effective for fiscal years and interim periods beginning after December 15, 2011 for public companies, and fiscal years ending after December 15, 2011 for nonpublic companies. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

Accounting Standards Update ASU 2012-02 – In July, 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB amended the impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before calculating the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group (dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$40,753	$545	$(12)	$41,286
After 5 years but within 10 years	5,697	24	(2)	5,719
Asset-backed securities issued by the Small Business Administration (SBA)	66,528	1,495	(23)	68,000
Residential mortgage-backed securities issued by GSE’s (1)	128,501	2,699	(96)	131,104
State and local government securities due -
After 5 years but within 10 years	5,824	400	(2)	6,222
After 10 years	22,610	715	(12)	23,313
Mutual funds	703	37	—	740

Total	$270,616	$5,915	$(147)	$276,384

December 31, 2011
U.S. GSE and agency securities due -
After 1 year but within 5 years	$33,174	$895	$(4)	$34,065
After 5 years but within 10 years	6,131	165	—	6,296
After 10 years	2,000	6	—	2,006
Asset-backed securities issued by the SBA	30,736	760	(4)	31,492
Residential mortgage-backed securities issued by GSE’s (1)	155,275	2,207	(104)	157,378
State and local government securities due -
After 5 years but within 10 years	2,831	175	—	3,006
After 10 years	8,528	389	(9)	8,908
Mutual funds	689	23	—	712

Total	$239,364	$4,620	$(121)	$243,863

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at September 30, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group (dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
U.S. GSE and agency securities due -
After 5 years but within 10 years	$1,068	$151	$—	$1,219
Residential mortgage-backed securities issued by GSE’s (1)	1,297	101	—	1,398
State and local government securities due -
After 5 years but within 10 years	950	143	—	1,093
After 10 years	1,467	196	—	1,663

Total	$4,782	$591	$—	$5,373

December 31, 2011
U.S. GSE and agency securities due -
After 5 years but within 10 years	$1,078	$140	$—	$1,218
Residential mortgage-backed securities issued by GSE’s (1)	1,726	121	—	1,847
State and local government securities due -
After 10 years	2,414	274	—	2,688

Total	$5,218	$535	$—	$5,753

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at September 30, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011. The total number of securities with unrealized losses at September 30, 2012 and December 31, 2011 were 19 and 11, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities Available for Sale

US GSE and agency	$3,623	$(14)	$—	$—	$3,623	$(14)
Asset-backed SBA	10,136	(22)	444	(1)	10,580	(23)
Residential mortgage- backed GSE (1)	15,852	(96)	—	—	15,852	(96)
State and local government	2,177	(14)	—	—	2,177	(14)

Total temporarily impaired securities	$31,788	$(146)	$444	$(1)	$32,232	$(147)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at September 30, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses
Securities Available for Sale

US GSE and agency	$3,996	$(4)	$—	$—	$3,996	$(4)
Asset-backed SBA	2,254	(4)	—	—	2,254	(4)
Residential mortgage- backed GSE (1)	16,378	(104)	—	—	16,378	(104)
State and local government	581	(9)	—	—	581	(9)

Total temporarily impaired securities	$23,209	$(121)	$—	$—	$23,209	$(121)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at September 30, 2012 and December 31, 2011 or during the periods then ended.

Investment securities pledged as collateral follow:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Pledged to Federal Reserve Discount Window	$9,342	$10,835
Pledged to Federal funds purchased lines of credit	—	1,218
Pledged to repurchase agreements for commercial customers	1,751	758

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Interest income from taxable securities	$1,051	$1,288	$3,609	$3,722
Interest income from tax-exempt securities	165	73	389	196

Total interest income from securities	$1,216	$1,361	$3,998	$3,918

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. INVESTMENT SECURITIES (Continued)

Proceeds and realized gains from sales of securities recognized in net income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
Proceeds from sales of securities	$43,923	$11,040	$98,577	$19,786
Realized gains from sales of securities	886	417	1,716	640

4. LOANS RECEIVABLE

Loans receivable by segment and class follow:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Commercial:
Commercial construction and land development	$15,722	$22,375
Commercial mortgage	136,911	139,947
Commercial and industrial	14,842	17,540

Total commercial	167,475	179,862

Non-commercial:
Non-commercial construction and land development	5,251	3,907
Residential mortgage	163,847	175,866
Revolving mortgage	49,341	51,044
Consumer	17,227	22,588

Total non-commercial	235,666	253,405

Total loans receivable	403,141	433,267
Less: Deferred loan fees	(417)	(384)

Total loans receivable net of deferred loan fees	402,724	432,883
Less: Allowance for loan losses	(10,220)	(10,627)

Loans receivable, net	$392,504	$422,256

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

		Special				Total
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss*	Loans
September 30, 2012
Commercial:
Commercial construction and land development	$5,118	$537	$10,067	$—	$—	$15,722
Commercial mortgage	113,129	21,766	2,016	—	—	136,911
Commercial and industrial	12,614	2,040	188	—	—	14,842

Total commercial	130,861	24,343	12,271	—	—	167,475

Non-commercial:
Non-commercial construction and land development	5,251	—	—	—	—	5,251
Residential mortgage	151,392	9,677	2,778	—	—	163,847
Revolving mortgage	46,267	2,276	798	—	—	49,341
Consumer	16,292	807	128	—	—	17,227

Total non-commercial	219,202	12,760	3,704	—	—	235,666

Total loans receivable	$350,063	$37,103	$15,975	$—	$—	$403,141

December 31, 2011
Commercial:
Commercial construction and land development	$6,394	$1,002	$14,410	$—	$569	$22,375
Commercial mortgage	118,735	19,858	1,354	—	—	139,947
Commercial and industrial	12,834	2,058	2,647	1	—	17,540

Total commercial	137,963	22,918	18,411	1	569	179,862

Non-commercial:
Non-commercial construction and land development	3,797	—	109	1	—	3,907
Residential mortgage	163,134	8,417	4,315	—	—	175,866
Revolving mortgage	48,057	2,003	984	—	—	51,044
Consumer	21,189	1,246	153	—	—	22,588

Total non-commercial	236,177	11,666	5,561	1	—	253,405

Total loans receivable	$374,140	$34,584	$23,972	$2	$569	$433,267

*	Items included in the “Loss” column were fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(dollars in thousands)	31-89 Days	90 Days or More	Total	Current	Total Loans
September 30, 2012

Commercial:
Commercial construction and land development	$—	$9,994	$9,994	$5,728	$15,722
Commercial mortgage	232	1,344	1,576	135,335	136,911
Commercial and industrial	78	145	223	14,619	14,842

Total commercial	310	11,483	11,793	155,682	167,475

Non-commercial:
Non-commercial construction and land development	—	—	—	5,251	5,251
Residential mortgage	786	1,003	1,789	162,058	163,847
Revolving mortgage	325	59	384	48,957	49,341
Consumer	461	10	471	16,756	17,227

Total non-commercial	1,572	1,072	2,644	233,022	235,666

Total loans receivable	$1,882	$12,555	$14,437	$388,704	$403,141

December 31, 2011

Commercial:
Commercial construction and land development	$363	$6,251	$6,614	$15,761	$22,375
Commercial mortgage	—	833	833	139,114	139,947
Commercial and industrial	2,177	506	2,683	14,857	17,540

Total commercial	2,540	7,590	10,130	169,732	179,862

Non-commercial:
Non-commercial construction and land development	—	110	110	3,797	3,907
Residential mortgage	1,426	1,922	3,348	172,518	175,866
Revolving mortgage	751	407	1,158	49,886	51,044
Consumer	939	27	966	21,622	22,588

Total non-commercial	3,116	2,466	5,582	247,823	253,405

Total loans receivable	$5,656	$10,056	$15,712	$417,555	$433,267

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	September 30, 2012		December 31, 2011
(dollars in thousands)	Nonaccruing	Past Due 90 Days or More and Still Accruing	Nonaccruing	Past Due 90 Days or More and Still Accruing
Commercial:
Commercial construction and land development	$10,054	$—	$14,695	$—
Commercial mortgage	1,344	—	833	—
Commercial and industrial	145	—	2,595	—

Total commercial	11,543	—	18,123	—

Non-commercial:
Non-commercial construction and land development	—	—	110	—
Residential mortgage	1,003	—	1,922	—
Revolving mortgage	155	—	440	—
Consumer	23	—	27	—

Total non-commercial	1,181	—	2,499	—

Total loans receivable	$12,724	$—	$20,622	$—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Non-			Non-
(dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total
Balance at beginning of period	$7,660	$3,903	$11,563	$6,625	$4,002	$10,627
Provision for loan losses	578	(36)	542	2,397	36	2,433
Charge-offs	(1,767)	(135)	(1,902)	(2,569)	(431)	(3,000)
Recoveries	3	14	17	21	139	160

Balance at end of period	$6,474	$3,746	$10,220	$6,474	$3,746	$10,220

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
		Non-			Non-
(dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total
Balance at beginning of period	$7,608	$4,745	$12,353	$7,658	$5,018	$12,676
Provision for loan losses	412	318	730	1,047	764	1,811
Charge-offs	(1,809)	(424)	(2,233)	(2,578)	(1,240)	(3,818)
Recoveries	—	23	23	84	120	204

Balance at end of period	$6,211	$4,662	$10,873	$6,211	$4,662	$10,873

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance for Loan Losses			Total Loans Receivable
(dollars in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total
September 30, 2012
Commercial:
Commercial construction and land development*	$—	$938	$938	$10,270	$5,452	$15,722
Commercial mortgage	674	4,220	4,894	5,259	131,652	136,911
Commercial and industrial	—	642	642	153	14,689	14,842

Total commercial	674	5,800	6,474	15,682	151,793	167,475

Non-commercial:
Non-commercial construction and land development	—	287	287	—	5,251	5,251
Residential mortgage	151	1,672	1,823	3,454	160,393	163,847
Revolving mortgage	115	1,070	1,185	210	49,131	49,341
Consumer	—	451	451	—	17,227	17,227

Total non-commercial	266	3,480	3,746	3,664	232,002	235,666

Total loans receivable	$940	$9,280	$10,220	$19,346	$383,795	$403,141

December 31, 2011
Commercial:
Commercial construction and land development	$709	$690	$1,399	$17,305	$5,070	$22,375
Commercial mortgage	70	4,426	4,496	1,426	138,521	139,947
Commercial and industrial	1	729	730	507	17,033	17,540

Total commercial	780	5,845	6,625	19,238	160,624	179,862

Non-commercial:
Non-commercial construction and land development	1	188	189	116	3,791	3,907
Residential mortgage	231	1,894	2,125	4,378	171,488	175,866
Revolving mortgage	—	1,092	1,092	300	50,744	51,044
Consumer	—	596	596	—	22,588	22,588

Total non-commercial	232	3,770	4,002	4,794	248,611	253,405

Total loans receivable	$1,012	$9,615	$10,627	$24,032	$409,235	$433,267

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(dollars in thousands)	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance
September 30, 2012

Commercial:
Commercial construction and land development*	$11,290	$—	$10,270	$10,270	$—
Commercial mortgage	6,324	4,039	1,220	5,259	674
Commercial and industrial	1,360	—	153	153	—

Total commercial	18,974	4,039	11,643	15,682	674

Non-commercial:
Residential mortgage	3,624	1,746	1,708	3,454	151
Revolving mortgage	211	210	—	210	115

Total non-commercial	3,835	1,956	1,708	3,664	266

Total impaired loans	$22,809	$5,995	$13,351	$19,346	$940

December 31, 2011

Commercial:
Commercial construction and land development	$19,183	$12,868	$4,437	$17,305	$709
Commercial mortgage	2,124	521	905	1,426	70
Commercial and industrial	1,509	147	360	507	1

Total commercial	22,816	13,536	5,702	19,238	780

Non-commercial:
Non-commercial construction and land development	195	116	—	116	1
Residential mortgage	4,888	2,977	1,401	4,378	231
Revolving mortgage	300	—	300	300	—

Total non-commercial	5,383	3,093	1,701	4,794	232

Total impaired loans	$28,199	$16,629	$7,403	$24,032	$1,012

*	Included in “Commercial construction and land development” balances as of September 30, 2012 set forth in the preceding “ending balances of loans and related allowance” and “impaired loans and related allowance” tables was a purchased credit impaired note in the amount of $2.9 million for which no related allowance for loan loss and no accretable yield was recorded. No payments are expected under the contractual terms of the note and repayment is expected to be determined by the value realized from the liquidation of the related collateral.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial construction and land development	$11,473	$—	$16,505	$96
Commercial mortgage	5,527	40	1,619	11
Commercial and industrial	221	—	1,052	4

Total commercial	17,221	40	19,176	111

Non-commercial:
Non-commercial construction and land development	—	—	2,538	13
Residential mortgage	3,291	18	5,521	30
Revolving mortgage	204	1	300	—

Total non-commercial	3,495	19	8,359	43

Total loans receivable	$20,716	$59	$27,535	$154

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
(dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial:
Commercial construction and land development	$14,323	$2	$16,439	$288
Commercial mortgage	4,512	74	4,978	68
Commercial and industrial	408	—	1,217	16

Total commercial	19,243	76	22,634	372

Non-commercial:
Non-commercial construction and land development	26	—	2,572	52
Residential mortgage	3,653	83	6,016	108
Revolving mortgage	337	6	105	—

Total non-commercial	4,016	89	8,693	160

Total loans receivable	$23,259	$165	$31,327	$532

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the period indicated. The Bank did not restructure any loans during the three months ended September 30, 2012. The payment terms on two loans were extended during the nine months ended September 30, 2012, and the Bank reduced the interest rate below market levels on three loans during the nine months ended September 30, 2012.

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Below market interest rate
Non-commercial:
Residential mortgage	—	$—	$—	3	$897	$897

Total non-commercial	—	—	—	3	897	897

Total	—	$—	$—	3	$897	$897

Extended payment terms
Commercial:
Commercial construction and land development	—	$—	$—	1	$234	$—
Commercial mortgage	—	—	—	1	3,196	3,171

Total commercial	—	—	—	2	3,430	3,171

Total	—	$—	$—	2	$3,430	$3,171

Total	—	$—	$—	5	$4,327	$4,068

The following table presents loans that were modified as TDRs within the preceding 12 months that stopped performing in accordance with their modified terms during the periods indicated. There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months ended September 30, 2012. During the nine months ended September 30, 2012, one loan modified as a TDR within the preceding 12 months stopped performing and its collateral was moved into foreclosed properties.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Extended payment terms
Commercial:
Commercial construction and land development	—	$—	1	$—

Total commercial	—	—	1	—

Total	—	$—	1	$—

Total	—	$—	1	$—

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

Loans that were considered to be TDRs follow:

(dollars in thousands)	September 30, 2012	December 31, 2011
Nonperforming restructured loans	$7,976	$13,097
Performing restructured loans	5,156	1,142

Total	$13,132	$14,239

6. BENEFIT PLANS

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$1	$2	$4	$5
Interest cost	14	16	44	48
Amortization of prior service credit	(2)	(3)	(8)	(9)
Amortization of net loss	5	5	16	16

Net periodic benefit cost	$18	$20	$56	$60

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$55	$49	$164	$147
Interest cost	298	237	893	714
Expected return on plan assets	(302)	(240)	(904)	(722)
Amortization of prior service credit	(21)	(18)	(64)	(54)
Amortization of net loss	128	101	384	303

Net periodic benefit cost	$158	$129	$473	$388

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

At September 30, 2012, the remaining principal balance on the ESOP debt is payable as follows:

(dollars in thousands)	Amount
Principal amounts due on December 31,
2012	$253
2013	262
2014	270
2015	279
2016	288
Thereafter	3,055

Total	$4,407

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

Shares held by the ESOP include the following:

September 30, 2012
Allocated ESOP shares	7,350
ESOP shares committed to be released	23,540
Unallocated ESOP shares	415,874

Total ESOP shares	446,764

Fair value of unallocated ESOP shares (dollars in thousands)	$6,446

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. BENEFIT PLANS (Continued)

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released. Total expense recognized in connection with the ESOP was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2012	2011	2012	2011
ESOP expense	$112	$—	$310	$—

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	September 30,	December 31,
(dollars in thousands)	2012	2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$136,829	$117,446
Commitments under standby letters of credit	115	135

Total	$136,944	$117,581

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

The fair value estimates presented below are based on pertinent information available to management as of September 30, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

Federal Home Loan Bank Advances – The fair value of Federal Home Loan Bank advances is estimated using the rates currently offered for advances of similar remaining maturities.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount in Balance Sheet
September 30, 2012

Financial assets:
Cash and cash equivalents	$50,583	$—	$—	$50,583	$50,583
Securities available for sale	740	275,644	—	276,384	276,384
Securities held to maturity	—	5,373	—	5,373	4,782
Investments in FHLB stock	—	—	3,879	3,879	3,879
Loans held for sale	—	8,495	—	8,495	8,369
Loans receivable, net	—	—	395,912	395,912	392,504
Accrued interest receivable	—	—	2,563	2,563	2,563
Deferred compensation assets	1,016	—	—	1,016	1,016

Financial liabilities:
Demand deposits	—	—	379,237	379,237	379,237
Time deposits	—	—	208,116	208,116	207,449
Repurchase agreements	—	—	426	426	428
Federal Home Loan Bank Advances	—	—	69,073	69,073	60,000
Deferred compensation liabilities	1,016	—	—	1,016	1,016
Accrued interest payable	—	—	158	158	158

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount in Balance Sheet
December 31, 2011

Financial assets:
Cash and cash equivalents	$72,327	$—	$—	$72,327	$72,327
Securities available for sale	712	243,151	—	243,863	243,863
Securities held to maturity	—	5,753	—	5,753	5,218
Investments in FHLB stock	—	—	3,870	3,870	3,870
Loans held for sale	—	6,689	—	6,689	6,590
Loans receivable, net	—	—	428,876	428,876	422,256
Accrued interest receivable	—	—	2,539	2,539	2,539
Deferred compensation assets	972	—	—	972	972

Financial liabilities:
Demand deposits	—	—	349,695	349,695	349,695
Time deposits	—	—	260,466	260,466	258,541
Repurchase agreements	—	—	756	756	758
Federal Home Loan Bank Advances	—	—	68,641	68,641	60,000
Deferred compensation liabilities	972	—	—	972	972
Accrued interest payable	—	—	153	153	153

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2012.

(dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount in Balance Sheets	Assets/ Liabilities Measured at Fair Value
September 30, 2012

Securities available for sale:
U.S. GSE and agency securities	$—	$47,005	$—	$47,005	$47,005
Asset-backed SBA securities	—	68,000	—	68,000	68,000
Residential mortgage-backed securities issued by GSE’s	—	131,104	—	131,104	131,104
State and local government securities	—	29,535	—	29,535	29,535
Mutual funds	740	—	—	740	740

Total	$740	$275,644	$—	$276,384	$276,384

Defined benefit plan assets:
Cash and cash equivalents	$517	$—	$—
Money market mutual funds	288	—	—
Debt security mutual funds	17,410	—	—

Total	$18,215	$—	$—

December 31, 2011

Securities available for sale:
U.S. GSE and agency securities	$—	$42,367	$—	$42,367	$42,367
Asset-backed SBA securities	—	31,492	—	31,492	31,492
Residential mortgage-backed securities issued by GSE’s	—	157,378	—	157,378	157,378
State and local government securities	—	11,914	—	11,914	11,914
Mutual funds	712	—	—	712	712

Total	$712	$243,151	$—	$243,863	$243,863

Defined benefit plan assets:
Cash and cash equivalents	$173	$—	$—
Money market mutual funds	264	—	—
Debt security mutual funds	16,760	—	—

Total	$17,197	$—	$—

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

(dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount in Balance Sheets	Assets/ Liabilities Measured at Fair Value
September 30, 2012

Impaired loans	$—	$—	$16,820	$16,820	$16,820
Foreclosed properties	—	—	11,600	11,600	11,600

December 31, 2011

Impaired loans	$—	$—	$21,858	$21,858	$21,858
Foreclosed properties	—	—	8,125	8,125	8,125

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

Critical Accounting Policies

During the three- and nine-month periods ended September 30, 2012, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits , which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation. See notes 1 and 6 of the notes to the consolidated financial statements included in this quarterly report.

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at September 30, 2012 and our operating performance for the three- and nine-month periods ended September 30, 2012. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All information presented is consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

The following table provides the changes in our significant asset and liability categories at September 30, 2012 compared to December 31, 2011.

	September 30,	December 31,
(dollars in thousands)	2012	2011	$ change	% change
Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$42,143	$61,847	$(19,704)	-31.9%
Investment securities	281,166	249,081	32,085	12.9%
Investments held at cost	3,879	3,870	9	0.2%
Loans held for sale	8,369	6,590	1,779	27.0%
Loans receivable, net of deferred fees	402,724	432,883	(30,159)	-7.0%

Total interest-earning assets	738,281	754,271	(15,990)	-2.1%

Non-interest-earning assets
Cash and due from banks	8,440	10,480	(2,040)	-19.5%
Allowance for loan losses	(10,220)	(10,627)	407	3.8%
Premises and equipment, net of accumulated depreciation	13,595	14,053	(458)	-3.3%
Foreclosed real estate, net of reserves	11,600	8,125	3,475	42.8%
Deferred income tax assets, net of deferred income tax liabilities	3,912	4,605	(693)	-15.0%
Other assets	6,799	9,961	(3,162)	-31.7%

Total non-interest-earning assets	34,126	36,597	(2,471)	-6.8%

Total assets	$772,407	$790,868	$(18,461)	-2.3%

Interest-bearing liabilities
Interest-bearing deposits	$521,102	$554,134	$(33,032)	-6.0%
Overnight and short-term borrowings	428	758	(330)	-43.5%
Federal Home Loan Bank advances	60,000	60,000	—	0.0%

Total interest-bearing liabilities	581,530	614,892	(33,362)	-5.4%

Non-interest-bearing liabilities
Non-interest-bearing deposits	65,584	54,102	11,482	21.2%
Accounts payable and other liabilities	8,068	6,303	1,765	28.0%

Total non-interest-bearing liabilities	73,652	60,405	13,247	21.9%

Total liabilities	655,182	675,297	(20,115)	-3.0%

Total equity	117,225	115,571	1,654	1.4%

Total liabilities and equity	$772,407	$790,868	$(18,461)	-2.3%

	September 30,	December 31,
(dollars in thousands)	2012	2011	$ change	% change
Memoranda:
Cash and cash equivalents	$50,583	$72,327	$(21,744)	-30.1%
Total core deposits (excludes certificate accounts)	379,237	349,695	29,542	8.4%
Total certificates of deposit	207,449	258,541	(51,092)	-19.8%
Total deposits	586,686	608,236	(21,550)	-3.5%
Total funding liabilities	647,114	668,994	(21,880)	-3.3%

Assets. Total assets decreased $18.5 million, or 2.3%, to $772.4 million at September 30, 2012 from $790.9 million at December 31, 2011. Cash and cash equivalents decreased $21.7 million, or 30.1%, to $50.6 million at September 30, 2012 from $72.3 million at December 31, 2011. Investment securities increased $32.1 million, or 12.9%, to $281.2 million at September 30, 2012 from $249.1 million at December 31, 2011, primarily due to the reinvestment into investment securities of proceeds from loan repayments and prepayments, as well as additional cash deployment. Loans receivable, net of deferred fees, decreased $30.2 million, or 7.0%, to $402.7 million at September 30, 2012 from $432.9 million at December 31, 2011 as loan repayments, prepayments, and foreclosures exceeded new loan originations.

Loan originations totaled $141.3 million for the nine months ended September 30, 2012 compared to $93.8 million for the nine months ended September 30, 2011. Residential mortgage loan originations totaled $76.8 million and residential construction and land development loan originations totaled $8.2 million for the nine months ended September 30, 2012 compared to $49.9 million and $8.9 million respectively, for the comparable period of 2011. Originations of commercial mortgage loans totaled $44.0 million for the nine months ended September 30, 2012 compared to $24.7 million for the same period in 2011. Originations of commercial construction and land development loans totaled $1.1 million for each of the nine-month periods ended September 30, 2012 and September 30, 2011. Commercial and industrial loan originations totaled $5.2 million for the nine months ended September 30, 2012 compared to $6.0 million for the nine months ended September 30, 2011. Revolving mortgage and consumer loan originations totaled $6.0 million for the nine months ended September 30, 2012 compared to $3.2 million for the same period in 2011. The increase in origination activity was offset by $88.7 million in routine loan payments, prepayments, and payoffs and $64.3 million in loan sales for the nine months ended September 30, 2012 compared to $95.8 million in routine payments, prepayments, and payoffs and $46.2 million in loan sales for the nine months ended September 30, 2011.

Nonperforming assets. Nonperforming assets totaled $24.3 million, or 3.15% of total assets, at September 30, 2012, compared to $28.7 million, or 3.63% of total assets, at December 31, 2011. Nonperforming assets included $12.7 million in nonperforming loans and $11.6 million in foreclosed real estate at September 30, 2012, compared to $20.6 million and $8.1 million, respectively, at December 31, 2011.

Nonperforming loans decreased $7.9 million, or 38.3%, to $12.7 million at September 30, 2012 from $20.6 million at December 31, 2011. The decrease in nonperforming loans from December 31, 2011 to September 30, 2012 was primarily attributable to loans moving to foreclosed real estate, charge-offs and loan payments, which were partially offset by the addition of new loans that stopped performing during the period. At September 30, 2012, nonperforming loans included one $10.1 million commercial land development relationship, two commercial mortgages that totaled $1.3 million, three commercial and industrial loans that totaled $145,000, ten residential mortgage loans that totaled $1.0 million, and three home equity loans that totaled $155,000. As of September 30, 2012, the nonperforming loans had specific reserves of $940,000.

Troubled debt restructurings at September 30, 2012 totaled $13.1 million compared to $14.2 million at December 31, 2011. The slight decrease in troubled debt restructurings during the nine months ended September 30, 2012 was the result of loans moving to foreclosed properties, charge-offs and payments, and was offset by one loan for $3.2 million being restructured during the nine-month period. Repayment terms of loans reported as troubled debt restructurings were modified to provide financially distressed borrowers more favorable terms to service their debt obligations. At September 30, 2012, $8.0 million of the total $13.1 million of troubled debt restructurings were not current.

Foreclosed real estate at September 30, 2012 included 17 properties with a total carrying value of $11.6 million compared to 18 properties with a total carrying value of $8.1 million at December 31, 2011. During the nine months ended September 30, 2012, in addition to an increase of $554,000 to the loss provision, there were eleven new properties totaling $6.3 million added to foreclosed real estate, while thirteen properties totaling $2.3 million were sold.

Liabilities. Total deposits decreased $21.6 million, or 3.5%, to $586.7 million at September 30, 2012 from $608.2 million at December 31, 2011. During the nine months ended September 30, 2012, the Company continued its focus on core deposits, from which it excludes certificates of deposit. Core deposits increased $29.5 million, or 8.4%, to $379.2 million at September 30, 2012 from $349.7 million at December 31, 2011. Non-interest-bearing deposits increased $11.5 million, or 21.2%, to $65.6 million at September 30, 2012 from $54.1 million at December 31, 2011. Over the same period, certificates of deposit decreased $51.1 million, or 19.8%, to $207.4 million at September 30, 2012 from $258.5 million at December 31, 2011. Accounts payable and other liabilities increased $1.8 million, or 28.0%, to $8.1 million at September 30, 2012 from $6.3 million at December 31, 2011.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Overview. Net income was $457,000, or $0.09 per share, for the quarter ended September 30, 2012 compared to net income of $571,000 for the quarter ended September 30, 2011, primarily due to a decrease of $431,000 in net interest income, which was partially offset by a decrease of $188,000 in the provision for loan losses and a decrease of $133,000 in the income tax provision. A $447,000 increase in noninterest expenses was substantially offset by the $443,000 increase in noninterest income. The reduction in net interest income is a result of a $1.0 million decrease in total interest and dividend income, which was partially offset by a decrease of $593,000 in total interest expense.

	Three Months Ended September 30,
(dollars in thousands)	2012	2011	$ change	% change
Interest and dividend income	$6,088	$7,112	$(1,024)	-14.4%
Interest expense	1,527	2,120	(593)	-28.0%
Net interest income	4,561	4,992	(431)	-8.6%
Provision for loan losses	542	730	(188)	-25.8%
Net interest income after provision for loan losses	4,019	4,262	(243)	-5.7%
Noninterest income	2,416	1,973	443	22.5%
Noninterest expense	5,760	5,313	447	8.4%
Income before income tax provision	675	922	(247)	-26.8%
Income tax provision	218	351	(133)	-37.9%
Net income	457	571	(114)	-20.0%

Net Interest Income . Net interest income decreased by $431,000, or 8.6%, to $4.6 million for the three months ended September 30, 2012 compared to $5.0 million for the three months ended September 30, 2011. Total interest and dividend income decreased by $1.0 million, or 14.4%, to $6.1 million for the three months ended September 30, 2012 compared to $7.1 million for the three months ended September 30, 2011, primarily as a result of a 65 basis point decrease in yields on interest-earning assets and a $47.2 million decrease in average loan balances that partially offset a $72.3 million increase in the average balances of all other interest-earning assets, including investments. The decline in total interest and dividend income was partially offset by a $593,000, or 28.0%, decrease in interest expense to $1.5 million for the three months ended September 30, 2012 compared to $2.1 million for the three months ended September 30, 2011. The decrease in interest expense resulted from a 31 basis point reduction in the average rate paid on interest-bearing liabilities and a decline of $39.2 million in the average balances of interest-bearing liabilities comparing the three month periods.

Interest income on loans decreased $913,000, or 15.9%, to $4.8 million during the three months ended September 30, 2012 primarily due to a decrease in average outstanding loans of $47.2 million, or 10.3%. Loan originations increased $21.2 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, while residential mortgage loan sales increased by $7.2 million. Loan principal repayments decreased $12.4 million to $18.7 million for the three months ended September 30, 2012 from $31.1 million for the three months ended September 30, 2011. The average balance of investment securities increased $2.5 million, or 3.3%, to $77.8 million for the three months ended September 30, 2012, while the average balance of mortgage-backed securities increased $48.6 million, or 31.5%, to $202.7 million from $154.1 million over the same comparable three-month periods. The increased average balances of investment securities and mortgage-backed securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from the issuance of common stock in connection with the Bank’s conversion offering.

Total interest expense decreased $593,000, or 28.0%, to $1.5 million for the three months ended September 30, 2012 from $2.1 million for the three months ended September 30, 2011, primarily due to a 31 basis point decrease in the cost of average interest-bearing liabilities to 1.03% in 2012 from 1.34% in 2011, which was attributable to a 37 basis point decrease in the cost of interest-bearing deposits. The average outstanding balance of borrowings remained relatively unchanged when comparing the two three-month periods.

Provision for Loan Losses. The provision for loan losses was $542,000 for the three months ended September 30, 2012 compared to $730,000 for the three months ended September 30, 2011. The decrease in the provision was due to the combination of fewer charge-offs in the loan portfolio, a decline in impaired loans, and lower loan balances. The allowance for loan losses totaled $10.2 million, or 2.54% of total loans, at September 30, 2012 compared to $10.6 million, or 2.45% of total loans, at December 31, 2011. The Company charged off $1.9 million in loans during the three months ended September 30, 2012 compared to $2.2 million during the three months ended September 30, 2011.

Noninterest Income. Noninterest income increased $443,000, or 22.5%, to $2.4 million for the three months ended September 30, 2012 from $2.0 million for the three months ended September 30, 2011. Factors that contributed to the increase in noninterest income during the 2012 period were increases of $469,000 in gains from the sale of investment securities, $150,000 in mortgage banking income, and $56,000 from debit card services, which were partially offset by decreases of $126,000 in fees from deposits and other services and $106,000 in loan fees. The increase in investment security gains resulted primarily from the Bank’s efforts to better position its portfolio for rising rates, while the increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expense. Noninterest expenses increased $447,000, or 8.4%, to $5.8 million for the three months ended September 30, 2012 compared to $5.3 million for the three months ended September 30, 2011. The primary factors affecting the increase were increases of $220,000 in salaries and employee benefits, $124,000 in other noninterest expenses, and $83,000 in FDIC insurance premiums, which were partially offset by a decrease of $104,000 in foreclosed property expenses. The increase in salaries and benefits was primarily due to $112,000 in expenses related to the Bank’s new employee stock ownership plan, and increases of $57,000 in compensation expenses and $51,000 in payroll taxes and other benefit plan expenses. The increase in other noninterest expenses was primarily attributable to increased expenses related to holding company and public company compliance and reporting. Changes in the Bank’s calculation of FDIC assessments in the third quarter of 2011 led to a decrease in expense as prepaid amounts were sufficient to cover costs. The decrease in foreclosed property expenses related primarily to the decrease in the loss provision compared to the prior year.

Income Tax Expense (Benefit). Income tax expense decreased $133,000 to $218,000 for the three months ended September 30, 2012 as compared to $351,000 for the three month period ended September 30, 2011, primarily due to a decrease in pre-tax income. The effective tax rate was 32.30% for the three months ended September 30, 2012 compared to 38.07% for the three months ended September 30, 2011, primarily due to the effect of higher tax-exempt income to pre-tax income.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

Overview. Net income was $627,000, or $0.12 per share, for the nine months ended September 30, 2012 compared to net income of $1.9 million for the nine months ended September 30, 2011. Income before income taxes decreased $2.1 million primarily due to a $1.6 million decrease in net interest income, a $622,000 increase in loan loss provisions and a $739,000 increase in total noninterest expenses, which were partially offset by an $863,000 increase in total noninterest income. The reduction in net interest income was a result of a $3.0 million decrease in interest and dividend income that was partially offset by a $1.4 million decrease in interest expense.

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011	$ change	% change
Interest and dividend income	$19,025	$22,067	$(3,042)	-13.8%
Interest expense	5,189	6,629	(1,440)	-21.7%
Net interest income	13,836	15,438	(1,602)	-10.4%
Provision for loan losses	2,433	1,811	622	34.3%
Net interest income after provision for loan losses	11,403	13,627	(2,224)	-16.3%
Noninterest income	6,373	5,510	863	15.7%
Noninterest expense	16,914	16,175	739	4.6%
Income before income tax provision	862	2,962	(2,100)	-70.9%
Income tax provision	235	1,064	(829)	-77.9%
Net income	627	1,898	(1,271)	-67.0%

Net Interest Income. Net interest income decreased by $1.6 million, or 10.4%, to $13.8 million for the nine months ended September 30, 2012 compared to $15.4 million for the nine months ended September 30, 2011. Total interest and dividend income decreased by $3.0 million, or 13.8%, to $19.0 million for the nine months ended September 30, 2012 compared to $22.1 million for the nine months ended September 30, 2011, primarily as a result of a 76 basis point decrease in yields on interest-earning assets and a $57.3 million decrease in average loan balances that partially offset a $99.3 million increase in the average balances of all other interest-earning assets, including investments. The decline in total interest and dividend income was partially offset by a $1.4 million, or 21.7%, decrease in interest expense to $5.2 million for the nine months ended September 30, 2012 compared to $6.6 million for the nine months ended September 30, 2011. The decrease in interest expense resulted from a 25 basis point reduction in the average rate paid on interest-bearing liabilities and a decline of $28.1 million in the average balances of interest-bearing liabilities comparing the nine month periods.

Interest income on loans decreased $3.3 million, or 18.2%, to $14.8 million during the nine months ended September 30, 2012, primarily due to a decrease in average outstanding loans of $57.3 million, or 12.0%, to $421.5 million during the period. Loan originations increased $47.5 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Residential mortgage loan sales increased $18.1 million, while loan principal repayments decreased $7.1 million to $88.7 million for the nine months ended September 30, 2012 from $95.8 million for the nine months ended September 30, 2011. The average balance of investment and mortgage-backed securities increased $61.3 million, or 29.4%, to $269.9 million for the nine months ended September 30, 2012 compared to $208.6 million for the nine months ended September 30, 2011. The increased average balances of investment securities and mortgage-backed securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from the issuance of common stock in the fourth quarter of 2011.

The decrease in interest expense of $1.4 million was primarily attributable to a decrease in interest expense on interest-bearing deposits, which declined to $3.4 million for the nine months ended September 30, 2012 from $4.8 million for the comparable nine months of 2011 as the average rate paid on interest-bearing deposits declined 30 basis points to 0.83% from 1.13% and average balances of interest-bearing deposits decreased $27.6 million to $542.0 million from $569.6 million for the respective periods. Average borrowings remained relatively unchanged when comparing the two nine-month periods.

Provision for Loan Losses. The provision for loan losses was $2.4 million for the nine months ended September 30, 2012 compared to $1.8 million for the nine months ended September 30, 2011. The increase in the provision was due to an increase in specific reserves for collateral dependent impaired loans during the quarter ended June 30, 2012 that resulted from a decline in the value of the real estate collateral securing the impaired loans. Loan charge-offs were $3.0 million for the first nine months of 2012 compared to $3.8 million for the first nine months of 2011.

Noninterest Income. Noninterest income increased $863,000 to $6.4 million for the nine months ended September 30, 2012 from $5.5 million for the nine months ended September 30, 2011. Factors that contributed to the increase in noninterest income during the 2012 period were increases of $1.1 million in gains from the sale of investment securities, $402,000 in mortgage banking income, and $77,000 in debit card services related to higher transaction volumes, which were partially offset by decreases of $352,000 in fees from deposits and other services, $244,000 in loan fees, and $96,000 in other investment income. The increase in investment security gains resulted primarily from the Bank’s efforts to better position its portfolio for rising rates, while the increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expense. Noninterest expenses increased $739,000, or 4.6%, to $16.9 million for the nine months ended September 30, 2012 compared to $16.2 million for the nine months ended September 30, 2011. The primary factors affecting the increase were increases of $767,000 in salaries and benefits, and $320,000 in other noninterest expenses, which were partially offset by decreases of $318,000 in foreclosed property expenses, and $94,000 in FDIC insurance premiums. The increase in salaries and benefits was primarily due to an increase of $310,000 in expenses related to the Bank’s new employee stock ownership plan, a $285,000 increase in compensation expenses, and an increase of $172,000 in payroll taxes and other benefit plan expenses. The increase in other noninterest expenses was primarily attributable to increased expenses related to holding company and public company compliance and reporting. The decrease in foreclosed property expenses related primarily to the decrease in the loss provision compared to the prior year. FDIC insurance premiums decreased as a result of the lower assessment base and rates in 2012.

Income Tax Expense. Income tax expense decreased by $829,000 for the nine months ended September 30, 2012 compared to the nine month period ended September 30, 2011, primarily due to a decrease in pre-tax income. The effective tax rate was 27.26% for the nine months ended September 30, 2012 compared to 35.92% for the nine months ended September 30, 2011, primarily due to the effect of higher tax-exempt income relative to pre-tax income.

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

	For the Three Months Ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets

Interest-earning deposits with banks	$51,135	$42	0.33%	$29,898	$15	0.20%
Loans receivable	413,221	4,814	4.63%	460,388	5,727	4.94%
Investment securities	77,783	339	2.02%	75,322	436	2.43%
Mortgage-backed and similar securities	202,744	877	1.72%	154,145	925	2.38%
Other interest-earning assets	3,879	16	1.64%	3,912	9	0.91%

Total interest-earning assets	748,762	6,088	3.26%	723,665	7,112	3.91%

Allowance for loan losses	(10,766)			(12,299)
Noninterest-earning assets	42,765			49,504

Total assets	$780,761			$760,870

Liabilities and equity

NOW accounts	$136,785	119	0.35%	$133,909	214	0.63%
Money market accounts	142,697	99	0.28%	135,293	183	0.54%
Savings accounts	28,177	9	0.13%	24,494	19	0.31%
Certificates of deposit	220,686	691	1.25%	273,510	1,095	1.59%

Total interest-bearing deposits	528,345	918	0.69%	567,206	1,511	1.06%
Overnight and short-term borrowings	437	—	0.00%	803	—	0.00%
Federal Home Loan Bank advances	60,000	609	4.04%	60,000	609	4.03%

Total interest-bearing liabilities	588,782	1,527	1.03%	628,009	2,120	1.34%

Noninterest-bearing deposits	63,659			58,349
Other noninterest-bearing liabilities	11,157			7,263

Total liabilities	663,598			693,621

Total equity	117,163			67,249

Total liabilities and equity	$780,761			$760,870

Net interest income		$4,561			$4,992

Interest rate spread			2.23%			2.57%
Net interest margin			2.45%			2.75%
Average interest-earning assets to average interest-bearing liabilities	127.17%			115.23%

	For the Nine Months Ended September 30,
	2012			2011
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Assets

Interest-earning deposits with banks	$60,472	$153	0.34%	$22,388	$38	0.23%
Loans receivable	421,472	14,827	4.70%	478,748	18,085	5.05%
Investment securities	69,799	979	2.13%	70,286	1,283	2.57%
Mortgage-backed and similar securities	200,102	3,019	2.02%	138,316	2,635	2.55%
Other interest-earning assets	3,878	47	1.62%	3,942	26	0.88%

Total interest-earning assets	755,723	19,025	3.39%	713,680	22,067	4.15%

Allowance for loan losses	(10,565)			(12,568)
Noninterest-earning assets	42,794			50,584

Total assets	$787,952			$751,696

Liabilities and equity

NOW accounts	$134,720	417	0.41%	$134,236	757	0.75%
Money market accounts	141,102	366	0.35%	133,861	552	0.55%
Savings accounts	26,950	38	0.19%	23,555	57	0.32%
Certificates of deposit	239,271	2,553	1.43%	277,897	3,452	1.66%

Total interest-bearing deposits	542,043	3,374	0.83%	569,550	4,818	1.13%
Overnight and short-term borrowings	671	1	0.20%	1,278	4	0.42%
Federal Home Loan Bank advances	60,000	1,814	4.04%	60,000	1,807	4.03%

Total interest-bearing liabilities	602,714	5,189	1.15%	630,828	6,629	1.40%

Noninterest-bearing deposits	58,143			48,762
Other noninterest-bearing liabilities	10,297			6,731

Total liabilities	671,154			686,321

Total equity	116,798			65,375

Total liabilities and equity	$787,952			$751,696

Net interest income		$13,836		$15,438

Interest rate spread			2.24%			2.75%
Net interest margin			2.47%			2.90%
Average interest-earning assets to average interest-bearing liabilities	125.39%			113.13%

Rate/Volume Analysis . The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the volume and rate columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011			Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Interest-earning deposits with banks	$14	$13	$27	$89	$26	$115
Loans receivable	(564)	(349)	(913)	(2,069)	(1,189)	(3,258)
Investment securities	14	(111)	(97)	(9)	(295)	(304)
Mortgage-backed and similar securities	248	(296)	(48)	1,010	(626)	384
Other interest-earning assets	—	7	7	—	21	21

Total interest-earning assets	(288)	(736)	(1,024)	(979)	(2,063)	(3,042)

Interest expense:
NOW accounts	5	(100)	(95)	3	(343)	(340)
Money market accounts	10	(94)	(84)	28	(214)	(186)
Savings accounts	3	(13)	(10)	7	(26)	(19)
Certificates of deposit	(190)	(214)	(404)	(446)	(453)	(899)

Total interest-bearing deposits	(172)	(421)	(593)	(408)	(1,036)	(1,444)
Overnight and short-term borrowings	—	—	—	(1)	(2)	(3)
Federal Home Loan Bank advances	—	—	—	—	7	7

Total interest-bearing liabilities	(172)	(421)	(593)	(409)	(1,031)	(1,440)

Net decrease interest income	$(116)	$(315)	$(431)	$(570)	$(1,032)	$(1,602)

Risk Management

Overview . Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risk, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management . Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We do not offer Alt-A, sub-prime or no-documentation mortgage loans.

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

Analysis of Non-performing Assets and Classified Assets . We consider repossessed assets and loans that are 90 days or more past due and certain loans that are less than 90 days past due, but that we will not be able to collect the full amount of, to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, or sooner if the facts and circumstances indicate that we will not be able to collect the full amount of the loan, at which time the accrual of interest ceases and accrued interest is reversed and deducted from income. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance to the extent that principal is due and then recognized as interest income.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. Property acquired through foreclosure is recorded at the lower of its cost or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

(dollars in thousands)	September 30, 2012	December 31, 2011	$ change	% change
Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial construction and land development	$10,054	$14,695	$(4,641)	-31.6%
Commercial mortgage	1,344	833	511	61.3%
Commercial and industrial	145	2,595	(2,450)	-94.4%

Total commercial	11,543	18,123	(6,580)	-36.3%

Non-commercial:
Non-commercial construction and land development	—	110	(110)	-100.0%
Residential mortgage	1,003	1,922	(919)	-47.8%
Revolving mortgage	155	440	(285)	-64.8%
Consumer	23	27	(4)	-14.8%

Total non-commercial	1,181	2,499	(1,318)	-52.7%

Total nonaccruing loans (1)	12,724	20,622	(7,898)	-38.3%

Total loans past due 90 or more days and still accruing	—	—	—	0.0%

Total nonperforming loans	12,724	20,622	(7,898)	-38.3%

Foreclosed real estate	11,600	8,125	3,475	42.8%

Total nonperforming assets	24,324	28,747	(4,423)	-15.4%

Performing troubled debt restructurings (2)	5,156	1,142	4,014	351.5%

Performing troubled debt restructurings and total nonperforming assets	$29,480	$29,889	(409)	-1.4%

Allowance for loan losses	$10,220	$10,627

Total loans	$402,724	$432,883

Asset Quality Ratios:
Allowance as a percentage of total loans	2.54%	2.45%
Allowance as a percentage of nonperforming loans	80.32%	51.53%
Total nonperforming loans to total loans	3.16%	4.76%
Total nonperforming loans to total assets	1.65%	2.61%
Total nonperforming assets to total assets	3.15%	3.63%
Performing troubled debt restructurings and total nonperforming assets to total assets	3.82%	3.78%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as troubled debt restructurings, totaled $13.1 million at September 30, 2012, compared to $14.2 million at December 31, 2011. The $1.1 million decrease in troubled debt restructurings during the nine months ended September 30, 2012 was primarily the result of loan repayments, loans for which the collateral was transferred to foreclosed properties, loans charged off, and loans meeting sustained performance and other criteria to no longer be disclosed as a troubled debt restructuring, which was partially offset by the modification of a $3.2 million commercial mortgage loan. At September 30, 2012, $8.0 million of the $13.1 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $227,000 and $684,000 for the three- and nine-month periods ended September 30, 2012, respectively, compared to $149,000 and $530,000 for the comparable periods of 2011. Interest income of $59,000 and $165,000 related to nonperforming loans was recognized for the three-and nine-month periods ended September 30, 2012, respectively, compared to $154,000 and $532,000, respectively, for the same periods of 2011.

At September 30, 2012, our nonaccruing loans included the following:

•	Commercial Construction and Land Development loans

•

One primary loan for the construction of a mixed-use retail, commercial office, and residential condominium project located in western North Carolina and one debtor in possession loan that the Bank purchased in the second quarter of 2012 in order to secure its senior lien position. The loans totaled $10.1 million as of September 30, 2012 and were considered impaired and nonaccruing. The Bank established a $948,000 specific reserve in the second quarter of 2012 based on an updated appraisal, which was subsequently charged-off in the third quarter of 2012. The Bank is in the process of foreclosure. The project has eight retail condominiums of which four have been leased, 11 commercial office condominiums of which three have sold, and 29 residential condominiums of which one has sold.

•	Commercial Mortgage loans

•

One loan secured by seven commercial condominiums located in coastal South Carolina. As of September 30, 2012, the loan was considered impaired and nonaccruing with a remaining balance of $621,000 after an additional write-down of $212,000 in the third quarter of 2012 resulted from updated market information. As of September 30, 2012, the loan was in the process of foreclosure.

•

One loan on an office building located in Asheville, North Carolina. As of September 30, 2012, the loan was considered impaired and nonaccruing with a remaining balance of $723,000. The bank charged-off $155,000 during the third quarter based on an updated appraisal. The loan was in the process of foreclosure as of September 30, 2012.

•	Residential Mortgage loans

•	Ten loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $1.0 million as of September 30, 2012.

At September 30, 2012, our performing troubled debt restructurings included the following:

•	Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of September 30, 2012, the loan was a performing troubled debt restructuring with a balance of $3.2 million that matures in May of 2014. As of September 30, 2012, the loan had a specific reserve of $658,000.

•	Residential Mortgage Loans

•	Nine loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $2.0 million as of September 30, 2012.

Foreclosed properties consisted of the following at the dates indicated.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Number	Amount	Number	Amount
By foreclosed loan type:
Commercial mortgage	2	$2,730	3	$3,045
Commercial construction and land development	9	7,631	5	3,259
Residential mortgage	3	691	7	1,373
Residential construction and land development	2	245	3	448
Revolving mortgage	1	303	—	—

Total	17	$11,600	18	$8,125

An analysis of foreclosed real estate follows:

(dollars in thousands)	Nine Months Ended September 30, 2012
Beginning balance	$8,125
Transfers from loans	6,336
Loss provisions	(554)
Loss on sale of foreclosed properties	(32)
Net proceeds from sales of foreclosed properties	(2,275)

Ending balance	$11,600

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(dollars in thousands)	September 30, 2012	December 31, 2011	$ change	% change
Adversely classified loans:
Substandard	$15,975	$23,972	$(7,997)	-33.4%
Doubtful	—	2	(2)	-100.0%
Loss	—	569	(569)	-100.0%

Total adversely classified loans	15,975	24,543	(8,568)	-34.9%
Special mention loans	37,103	34,584	2,519	7.3%

Total classified and special mention loans	53,078	59,127	(6,049)	-10.2%

Total classified and special mention assets	$53,078	$59,127	$(6,049)	-10.2%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At September 30, 2012, substandard loans totaling $16.0 million included $12.7 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $3.3 million in performing substandard loans included the following:

•	Commercial Mortgage loans

•	Two loans on commercial retail property located in western North Carolina. As of September 30, 2012, the loans were performing with a total balance of $672,000.

•	Residential Mortgage loans

•	Fourteen loans to multiple unrelated borrowers for one- to four-family residential properties with an aggregate balance of $1.8 million as of September 30, 2012.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as non-performing assets.

At September 30, 2012, special mention loans included the following large impaired loan:

•	Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of September 30, 2012, the loan was a performing troubled debt restructuring with a balance of $3.2 million that matures in May of 2014. As of September 30, 2012, the loan had a specific reserve of $658,000.

Liquidity Management . Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the Federal Home Loan Bank of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on securities and interest-earning deposits we place with other banks; and (iv) the objectives of our asset-liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2012, cash and cash equivalents totaled $50.6 million, including $42.1 million in interest-bearing deposits in other banks, of which $22.9 million was on deposit with the Federal Reserve Bank. Securities totaling $276.4 million classified as available-for-sale provide an additional source of liquidity. In addition, at September 30, 2012, we had the ability to borrow a total of approximately $45.5 million from the Federal Home Loan Bank of Atlanta and approximately $8.9 million from the Federal Reserve Bank’s discount window. At September 30, 2012, we had $60.0 million in Federal Home Loan Bank advances outstanding and $2.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At September 30, 2012, we had $136.8 million in commitments to extend credit outstanding. Certificates of deposit due within one year of September 30, 2012 totaled $124.6 million, or 60.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
At September 30, 2012
Long-term debt obligations	$60,000	$—	$—	$50,000	$10,000
Operating lease obligations	2,250	362	724	598	566

Total	$62,250	$362	$724	$50,598	$10,566

At December 31, 2011
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,421	355	710	710	646

Total	$62,421	$355	$710	$710	$60,646

Capital Management . We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit. However, under FDIC regulations, we are not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan, unless extraordinary circumstances exist and we receive regulatory approval. On August 13, 2012, we provided notice to the FRB of our intent to purchase 223,382 shares of our common stock to fund restricted stock awards under the 2012 Equity Incentive Plan, to which the FRB did not object. On October 5, 2012, we announced that our Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 279,228 shares, or 5%, of its outstanding common stock on the open market or through private transactions, as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
ASB Bancorp, Inc.

September 30, 2012
Tier I leverage capital	$115,519	14.76%	$31,301	4.00%	n/a	n/a
Tier I risk-based capital	115,519	29.44%	15,697	4.00%	n/a	n/a
Total risk-based capital	120,507	30.71%	31,394	8.00%	n/a	n/a

December 31, 2011
Tier I leverage capital	114,757	14.30%	32,098	4.00%	n/a	n/a
Tier I risk-based capital	114,757	27.52%	16,678	4.00%	n/a	n/a
Total risk-based capital	120,050	28.79%	33,356	8.00%	n/a	n/a

Asheville Savings Bank, S.S.B.

September 30, 2012
Tier I leverage capital	$89,813	11.80%	$30,453	4.00%	$38,067	5.00%
Tier I risk-based capital	89,813	22.98%	15,630	4.00%	23,445	6.00%
Total risk-based capital	94,780	24.26%	31,260	8.00%	39,076	10.00%
NC Savings Bank capital	100,050	13.31%	37,588	5.00%	n/a	n/a

December 31, 2011
Tier I leverage capital	88,897	11.09%	32,063	4.00%	40,079	5.00%
Tier I risk-based capital	88,897	21.35%	16,658	4.00%	24,988	6.00%
Total risk-based capital	94,193	22.62%	33,317	8.00%	41,646	10.00%
NC Savings Bank capital	99,538	12.67%	39,292	5.00%	n/a	n/a

Off-Balance Sheet Arrangements . In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit.

For the nine months ended September 30, 2012 and the year ended December 31, 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management . We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and generally selling in the secondary market substantially all newly originated fixed rate one- to four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

We have an Asset/Liability Management Committee (“ALCO”) which includes our Board Chair, who is an independent director, and members of management to communicate, coordinate and control all aspects involving asset-liability management. ALCO meets quarterly to establish and monitor the volume, maturities, pricing and mix of assets and funding liabilities with the objective of managing assets and funding liabilities to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Interest Rate Risk Analysis . Our profitability depends to a large extent on our net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, our interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond our control. Our interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than our interest-bearing liabilities, which are primarily term deposits. Accordingly, our earnings are generally adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 27, 2012. As of September 30, 2012, the risk factors of ASB Bancorp have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)

3.2	Bylaws of ASB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)

10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)

10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)

10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)

10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Fred A. Martin * (2)

10.5	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (3)

10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan * (3)

10.7	ASB Bancorp, Inc. 2012 Equity Incentive Plan * (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.
(4)	Incorporated herein by reference to Appendix A to ASB Bancorp, Inc.’s definitive proxy statement on Form DEF14A filed with the Securities and Exchange Commission on April 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

November 13, 2012	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2012	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)