Form 10-K
period 2012-12-31
ASB Bancorp Inc
filed 2013-03-15
CIK 1520300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $77,297,159.

There were 5,363,851 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 28, 2013.

Documents Incorporated by Reference:

Portions of the proxy statement for the registrant’s 2013 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

Personnel

At December 31, 2012, the Company had 162 full-time and 12 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationships with our employees are good.

Market Area

We are headquartered in Asheville, North Carolina, which is the county seat of Buncombe County, North Carolina and consider Buncombe, Madison, McDowell, Henderson and Transylvania Counties in western North Carolina and the surrounding areas to be our primary market area. Asheville is situated in the Blue Ridge Mountains at the confluence of the Swannanoa River and French Broad River and is known for its natural beauty and scenic surroundings. The nearby Great Smoky Mountains National Park and Blue Ridge Parkway are among the more visited parks in the United States. In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States and is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws more than a million tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, which has historically positively impacted our local economy. In addition, affordable housing prices, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States. In January 2012, AARP ranked the Asheville area as one of “10 Great Sunny Places to Retire,” and in February 2012, Top Retirements named the area as number one on the 2012 list of “Best Places to Retire.”

The Asheville metropolitan area benefits from a diverse economy, and there is no single employer or industry upon which a significant number of our customers are dependent. In addition to the tourism industry, Western North Carolina is also home to a number of manufacturing and technology companies, including Wilsonart International, Inc., Eaton Corporation, Thermo Fischer Scientific and Arvato Digital Services. Plasticard-Locktech and Linamar recently announced additional expansion in the Asheville area. New industries are also moving to the area, including American Recycling and brewers New Belgium and Sierra Nevada, which are in the process of building their facilities and hiring their work forces. Furthermore, the region is home to a number of educational organizations, private colleges and large public universities, such as the University of North Carolina at Asheville. Mission Health System, a leading employer in the Asheville metropolitan area, has been nationally recognized as a top hospital network for cardiovascular and orthopedic medicine.

Over the course of the past year, the tourism industry in the Asheville metropolitan area has largely recovered, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson counties, that directly benefit from this industry and has caused the overall unemployment rate in the Asheville metropolitan area to decrease to 7.5% in December 2012 from its recent high of 10.2% in February 2010 according to statistics published by the Employment Security Commission of North Carolina (“ESCNC”). For comparative purposes, the ESCNC reported seasonally adjusted unemployment rates of 9.2% for North Carolina and 7.8% for the United States for December 2012. The Company also considers McDowell County and Transylvania County, which are not included in the unemployment statistics for the Asheville metropolitan area, as part of its primary market area. The December 2012 unemployment rates were 11.0% for McDowell County and 10.1% for Transylvania County.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from several financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2012, which is the most recent date for which deposit market share data is available from the Federal Deposit Insurance Corporation, we held approximately 10.02% of the deposits in Buncombe County, North Carolina, 24.62% of the deposits in Madison County, North Carolina, 15.79% of the deposits in McDowell County, North Carolina, 3.50% of the deposits in Henderson County, North Carolina and 5.16% of the deposits in Transylvania County, North Carolina. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, have greater resources.

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

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

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

Our emphasis on commercial mortgage, and commercial construction and land development loans exposed us to losses as the recent economic recession, whose adverse effects were delayed in impacting western North Carolina, adversely affected businesses and developers in our market area. While our charge-offs declined in 2012 compared to 2011, low demand for real estate continued to place pressure on real estate values. In 2012, we charged off $2.7 million of our commercial construction and land development loan portfolio, $593,000 of our commercial mortgage portfolio and $203,000 of our commercial and industrial loan portfolio. We also charged off $304,000 of our non-commercial mortgage loan portfolio and $244,000 of our consumer loan portfolio. In 2011, we charged off $1.9 million of our commercial construction and land development loan portfolio, $1.1 million of our commercial mortgage portfolio and $1.0 million of our commercial and industrial loan portfolio. We also charged off $1.7 million of our non-commercial mortgage loan portfolio and $400,000 of our consumer loan portfolio in 2011. The losses in our consumer loan portfolio were related primarily to our indirect financing of automobile loans. We continue to emphasize our commercial mortgage lending activities; however, due to recent economic conditions, we have suspended most financing of the construction of any properties built on a speculative basis. Our current focus is to originate commercial mortgage loans secured by owner-occupied properties and small business loans.

One-to Four-Family Residential Loans. At December 31, 2012, we had $163.6 million in one- to four-family residential loans, which represented 42.1% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

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

We do not make owner occupied one- to four-family residential real estate loans with loan-to-value ratios exceeding 95%, unless the loan is federally guaranteed. Loans with loan-to-value ratios in excess of 80% typically require private mortgage insurance. In addition, we do not make non-owner occupied one- to four-family residential real estate loans with loan-to-value ratios exceeding 85% unless we are able to sell the loan on the secondary market. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

At December 31, 2012, our largest residential mortgage loan had an outstanding balance of $4.8 million and was performing in accordance with its original terms.

Commercial Mortgage Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate and multi-family properties. At December 31, 2012, commercial mortgage loans totaled $138.8 million, or 35.8% of our total loan portfolio, all of which were performing. Our commercial mortgage loans are generally secured by commercial, industrial and manufacturing, small to moderately-sized office and retail properties, hotels, multi-family properties and hospitals and churches located in our primary market area. Although we have historically made commercial mortgage loans that are secured by both owner-occupied and nonowner-occupied properties, we are currently emphasizing the origination of commercial mortgage loans that are secured by owner-occupied properties. At December 31, 2012, $37.1 million or 26.7% of our commercial real estate loans were secured by owner-occupied properties.

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

At December 31, 2012, our largest commercial mortgage loan relationship consisted of two loans that had a total outstanding balance of $7.6 million. The loans were originated in March 2008 and June 2009 and are secured by a multi-use property, including office, manufacturing and warehouse space, located in Asheville, North Carolina. Both loans are currently performing in accordance with their original terms.

Construction and Land Development Loans. We have originated construction and land development loans for commercial properties, such as retail shops and office units, and multi-family properties, and construction and land development loans for one- to four-family homes. At December 31, 2012, commercial construction and land development loans totaled $5.2 million, which represented 1.3% of our total loan portfolio, substantially all of which were performing, and residential construction and land development loans totaled $3.7 million, which represented 1.0% of our total loan portfolio, all of which were performing. Residential construction loans are typically for a term of 12 months with monthly interest only payments, and generally are followed by an automatic conversion to a 15-year to 30-year permanent loan with monthly payments of principal and interest. Except for speculative loans, discussed below, residential construction loans are generally only made to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. Interest rates on construction loans are generally tied to an index plus an applicable margin. We generally require a maximum loan-to-value ratio of 80% for all construction loans. We generally disburse funds on a percentage-of-completion basis following an inspection by a third party inspector.

In the past, we have originated speculative construction loans to builders who have not identified a buyer for the completed property at the time of origination. However, due to recent economic conditions, we are no longer emphasizing the origination of speculative construction loans. At December 31, 2012, we had one speculative residential construction loan with a balance of $139,000 and no speculative commercial construction loans.

We also selectively originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. Land development loans, which are offered for terms of up to 18 months, are generally indexed to the prime rate as reported in The Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio of 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. These loans are typically amortized for no more than fifteen years with a three- or five-year balloon payment. At December 31, 2012, our largest commercial land development loan had an outstanding balance of $430,000, which was performing.

Revolving Mortgages and Consumer Loans. We offer revolving mortgage loans, which consist of home equity loans and lines of credit, and various consumer loans, including automobile loans and loans secured by deposits. At December 31, 2012, revolving mortgage loans totaled $48.2 million, or 12.4% of our total loan portfolio, of which $48.1 million were performing, and consumer loans totaled $17.6 million, or 4.5% of our total loan portfolio, of which $17.5 million were performing. Our revolving mortgage loans consist of both home equity loans with fixed-rate amortizing terms of up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate, as published in The Wall Street Journal, plus an applicable margin. At December 31, 2012, our largest outstanding revolving mortgage loan balance was $443,000, which was performing. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. We typically do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Commercial and Industrial Loans. We typically offer commercial and industrial loans to small businesses located in our primary market area. At December 31, 2012, commercial and industrial loans totaled $11.1 million, which represented 2.9% of our total loan portfolio. Commercial and industrial loans consist of floating rate loans indexed to the prime rate as published in The Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to 10 years, depending on the useful life and type of collateral. Our commercial and industrial loan portfolio consists primarily of loans that are secured by equipment, accounts receivable and inventory, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors.

At December 31, 2012, our largest commercial and industrial relationship had an aggregate outstanding balance of $1.6 million, was secured by business assets and was performing in accordance with its original terms.

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

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Selected employees have been granted individual lending limits, which vary depending on the individual, the type of loan and whether the loan is secured or unsecured. Currently, our Executive Vice President and Chief Lending Officer and our President and Chief Executive Officer each have aggregate secured lending authority up to $750,000 per loan and unsecured lending authority up to $250,000 per loan. Any single transaction of $250,000 or less, when the total relationship exposure is greater than $1.5 million, can be approved by either our Executive Vice President and Chief Lending Officer or our President and Chief Executive Officer. In addition, our Senior Vice President and Senior Credit Manager has secured lending authority up to $500,000 and unsecured lending authority up to $150,000. Our Executive Vice President and Chief Retail Officer has consumer lending authority up to $150,000 if secured by real estate, $50,000 in other secured lending, and $50,000 in unsecured lending. Our Vice President of Retail and Small Business Lending has consumer and small business lending authority up to $150,000 if secured by real estate, $100,000 in other secured lending, and $25,000 in unsecured lending and has small business lending authority up to $250,000 if secured by real estate, $150,000 in other secured lending, and $50,000 in unsecured lending. Other lending personnel have various smaller lending authorities based on experience and job knowledge. Our Vice President and Mortgage Sales Manager has secured mortgage lending authority up to $350,000. Loan requests between $750,000 and $1.5 million may be approved jointly by our Executive Vice President and Chief Lending Officer and our President and Chief Executive Officer. For loans in excess of $1.5 million, the Bank’s Loan Committee has final approval authority.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by regulation to 15% of the Bank’s unimpaired capital and surplus, as defined. At December 31, 2012, our regulatory limit on loans to one borrower was $14.8 million. At that date, our largest lending relationship was two loans to one borrower totaling $7.6 million that was secured by a multi-use property, including office, manufacturing, and warehouse space, located in Asheville, North Carolina. The loans are currently performing in accordance with their original terms.

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

At December 31, 2012, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, securities issued by government sponsored enterprises and municipal securities. We do not currently invest in trading account securities.

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

Borrowings. We use advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate, range of maturities and prepayment penalties. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We also utilize securities sold under agreements to repurchase and overnight repurchase agreements to supplement our supply of investable funds and to meet deposit withdrawal requirements.

Financial Services

The Bank has an agreement with a third-party registered broker-dealer, LPL Financial LLC (“LPL”), through which the Bank offers its customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. For the years ended December 31, 2012, 2011 and 2010, pursuant to the Bank’s agreement with LPL, the Bank received fees of $242,000, $275,000 and $232,000, respectively.

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

The Dodd Frank Act also broadened the base for FDIC insurance assessments, permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided that noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012, which had no significant impact on liquidity when it expired on December 31, 2012.. Lastly, the Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It remains difficult to predict what impact the new legislation and implementing regulations will have on community banks such as Asheville Savings, including the lending and credit practices of such banks. Moreover, significant provisions of the Dodd-Frank Act are not yet effective, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations may increase our operating and compliance costs in the future.

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

Loans to One Borrower Limitations. North Carolina law provides state savings banks with broad lending authority. However, subject to certain limited exceptions, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank, as defined. In addition, loans and extensions of credit fully secured by readily marketable collateral may not exceed 10% of the net worth of the savings bank. These limitations do not apply to loans or obligations made: (i) for any purpose otherwise permitted under North Carolina law in an amount not to exceed $500,000; (ii) to develop domestic residential housing units, not to exceed the lesser of $30.0 million or 30% of the savings bank’s net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank’s net worth; or (iii) to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank’s net worth.

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

Federal Banking Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Asheville Savings, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be, in general, a strong banking organization rated composite 1 under the Uniform Financial Institutions Ranking System established by the Federal Financial Institutions Examination Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio is not less than 4.0%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

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

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

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

Insurance of Deposit Accounts. The FDIC insures deposits at FDIC insured financial institutions such as Asheville Savings. Deposit accounts at the Bank are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Certain accounts were 100% insured through the end of 2012. By federal law, as of January 1, 2013, funds in a noninterest-bearing transaction account (including an Interest on Lawyer Trust Account (“IOLTA”)) no longer receive unlimited deposit insurance coverage, but are FDIC-insured to the legal maximum of $250,000 for each ownership category. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund.

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

Effective April 1, 2011, FDIC deposit assessments are based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base is much larger than the previous base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry would not be significantly altered. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. The Bank’s 2012 FDIC insurance cost decreased approximately $104,000 primarily as a result of these changes.

Federal Home Loan Bank System. Asheville Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Asheville Savings, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2012, Asheville Savings complied with this requirement with an investment in FHLB of Atlanta stock of $3.4 million.

The Federal Home Loan Banks were required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements, or general results of operations, could reduce or eliminate the dividends that the Federal Home Loan Banks pay to their members and result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, our net interest income would likely also be reduced.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $67.1 million; a 10% reserve ratio is applied above $67.1 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually. Asheville Savings complies with the foregoing requirements.

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

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. The FRB has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2012 and 2011 calendar years, the Company’s maximum marginal federal income tax rate was 34%.

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

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. In addition, we might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. Furthermore, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. The recent decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the NCCoB, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the FDIC and/or the NCCoB after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $8.5 million and $10.6 million, or 2.20% and 2.45% of total loans outstanding and 739.62% and 51.53% of nonperforming loans, at December 31, 2012 and December 31, 2011, respectively. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2012, we had fifty-two loan relationships with outstanding balances that exceeded $1.0 million, all of which were performing according to their original terms. The deterioration of one or more of these loan relationships could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our commercial lending activities have exposed us to losses in recent periods and our continued emphasis on commercial lending may expose us to future lending risks.

Our emphasis on commercial mortgage, commercial construction and commercial land development loans has exposed us to losses as the recent economic recession has adversely affected many businesses and developers in our market area. We are continuing to emphasize our commercial mortgage and commercial and industrial lending activities. At December 31, 2012, 26.7% of our commercial real estate loans were secured by owner-occupied properties.

At December 31, 2012, our loan portfolio included $138.8 million, or 35.8% of total loans, of commercial mortgage loans, $5.2 million, or 1.3% of total loans, of commercial construction and land development loans, and $11.1 million, or 2.9% of total loans, of commercial and industrial loans. Commercial mortgage loans, commercial construction and land development loans and commercial and industrial loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful operation of the property and the income stream of the borrowers, and in the case of commercial construction and land development loans, the successful completion and sale of the project. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial and industrial loans also expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A slowing or declining of national and local economic conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which may negatively impact our financial condition and results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Over the course of the past year, the tourism industry in the Asheville metropolitan area has largely recovered, which positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, that directly benefit from this industry, and the overall unemployment rate in the Asheville metropolitan area decreased to 7.5% in December 2012 from 8.1% in December 2011. McDowell County, which is located in our primary market area, continued to experience unemployment rates that exceeded both the national and state unemployment rates. As of December 2012, the unemployment rate for McDowell County was 11.0%, while the national and state unemployment rates were 7.8% and 9.2%, respectively. In addition, our primary market area has experienced a softening of the local real estate market, including reductions in local property values, and a decline in the local manufacturing industry, which employs many of our borrowers. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Continued or further deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan and lease losses, which could necessitate increasing our provision for loans losses and reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

Further declines in real estate values may cause us to incur losses in our portfolio of foreclosed real estate.

Our portfolio of foreclosed real estate includes parcels of unimproved land, land with completed structures and land with structures in various stages of completion. We may have to incur additional costs to complete certain parcels of our foreclosed properties in order to market and sell the parcels, which may not fully recover upon the sale of the parcel thereby causing us to incur additional losses. In addition, general declines in the values of real estate in our market areas may cause us to recognize further write-downs on our foreclosed real estate or to incur losses when we sell our foreclosed real estate.

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

Changes in interest rates may hurt our profits and investment securities values.

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

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including the Bank. While the impact of these downgrades has not resulted in any material volatility in the global and domestic financial markets during the past several months, primarily due to the relative strength of United States debt compared to that of other countries, these Standard & Poor’s downgrades, combined with the negative outlook placed on United States long-term debt by Moody’s and Fitch subsequent to the Standard & Poor’s downgrades, still have the potential of resulting in an adverse effect in the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. In addition, and particularly considering the current political climate in Washington, D.C., these downgrades and negative outlooks continue to create an environment that could materially affect global and domestic financial markets and economic conditions, which in turn might affect the Company’s and the Bank’s business, financial condition and liquidity and possibly result in future changes in capital requirements or a rebalancing of investment portfolios in response to management’s assessment of the related risk weightings. We cannot predict if, when or how these changes to the credit ratings and/or negative outlooks will affect economic conditions. As a result, the changes to the credit ratings and/or negative outlooks could result in a significant adverse impact to the Company, and could exacerbate the other risks to which the Company is subject.

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

Financial reform legislation recently enacted by Congress has, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau and resulted in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) enacted in 2010 has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Asheville Savings, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10.0 billion in assets. Banks and savings institutions with $10.0 billion or less in assets, such as the Bank, will be examined by their applicable bank regulators.

In addition, the Dodd-Frank Act increased shareholder influence over boards of directors by requiring certain public companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials.

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

On June 6, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 risk-based capital requirement (6% of risk-weighted assets) and assign higher risk weightings to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019. However, due to the volume of public comments received, the agencies did not make the final rule effective on January 1, 2013. Management will continue to monitor these and any future proposals submitted by our regulators.

We may have credit risk in our investment and mortgage-backed securities portfolio.

At December 31, 2012, $243.4 million, or 32.5% of our assets, consisted of investment and mortgage-backed securities, $83.7 million, or 34.4% of which were issued by, or have principal and interest payments guaranteed by Fannie Mae or Freddie Mac. On September 7, 2008, the Federal Housing Finance

Agency placed Fannie Mae and Freddie Mac into federal conservatorship. Although the federal government has committed substantial capital to Fannie Mae and Freddie Mac, these credit facilities and other capital infusions may not be adequate for their needs. If the financial support is inadequate, or if additional support is not provided when needed, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. As a result, the future roles of Fannie Mae and Freddie Mac could be significantly altered. Failure by Fannie Mae or Freddie Mac to honor their guarantees or obligations, or a significant restructuring of their roles, could have a significant adverse affect on the market value and cash flows of the investment and mortgage-backed securities we hold, resulting in substantial losses. We also maintain an investment in FHLB of Atlanta stock, which totaled $3.4 million at December 31, 2012. In response to unprecedented market conditions and potential future losses, the FHLB of Atlanta has implemented an initiative to preserve capital by significantly reducing the amount of its cash dividend payments, which has adversely affected our income; however, we note that such payments have recently shown an increasing trend. If the FHLB of Atlanta is unable to meet minimum regulatory capital requirements or is required to aid the remaining Federal Home Loan Banks, our holding of FHLB of Atlanta stock may be determined to be other than temporarily impaired and may require a charge to earnings.

If we continue to experience reduced loan demand, we will be required to invest a significant percentage of our assets in investment securities, which typically have a lower yield than our loan portfolio.

In recent years, the struggling economy has resulted in weak loan demand in our primary market area. If we continue to experience reduced loan demand, we will be required to invest a larger percentage of our assets in investment securities, which generally yield substantially less than the loans we hold in our portfolio. This would negatively impact our results of operations, which are substantially dependent on our net interest income, or the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities.

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

We conduct our business through our main office, banking centers and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2012.

(dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2012

Banking Centers:
Downtown Asheville (Main Office)	1936	24,124	Owned	–	$3,435
11 Church Street
Asheville, NC 28801

Black Mountain	1960	4,500	Owned	–	293
300 West State Street
Black Mountain, NC 28711

Mars Hill	1974	2,500	Owned	–	1,309
105 North Main Street
Mars Hill, NC 28754

Skyland	1976	3,108	Owned	–	658
1879 Hendersonville Road
Asheville, NC 28803

East Asheville	1978	3,570	Owned	–	132
10 South Tunnel Road
Asheville, NC 28805

North Asheville	1979	9,846	Owned	–	421
778 Merrimon Avenue
Asheville, NC 28804

West Asheville	1981	3,670	Owned	–	372
1012 Patton Avenue
Asheville, NC 28806

Marion	1981	6,000	Owned	–	182
162 North Main Street
Marion, NC 28752

Hendersonville	1992	4,000	Owned	–	619
601 North Main Street
Hendersonville, NC 28792

Brevard	1995	2,100	Owned	–	838
2 Market Street
Straus Park
Brevard, NC 28712

Reynolds	2001	3,500	Owned	–	1,029
5 Olde Eastwood Village Boulevard
US 74 East
Asheville, NC 28803

Enka-Candler	2003	3,500	Owned	–	1,040
907 Smoky Park Highway
Candler, NC 28715

(dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2012

Fletcher	2008	3,415	Lot Leased	1/31/2027	$954
3551 Hendersonville Road			Structure
Fletcher, NC 28732			Owned

Other Offices:
Operations and Administration	2003	46,000	Leased	4/30/2017	386
901 Smoky Park Highway
Candler, NC 28715

Commercial Lending	1998	1,940	Owned	–	–	(1)
11 Church Street
Asheville, NC 28801

(1)	Net book value is reflected in net book value for our main office located at 11 Church Street, Asheville, North Carolina.

Item 3.	Legal Proceedings

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

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “ASBB.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Global Market on October 12, 2011. As of the close of business on December 31, 2012, there were 5,584,551 shares of common stock outstanding held by 546 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Global Market for the periods indicated. As stated above, the Company completed its initial public offering on October 11, 2011 and commenced trading on the Nasdaq Global Market on October 12, 2011. Accordingly, there is no information for high and low sale prices for the first three quarters of the year ended December 31, 2011.

	Market Price Per Share
Quarter ended:	High Close	Low Close	Last Close

December 31, 2012	$16.40	$14.67	$15.32
September 30, 2012	16.00	13.56	15.50
June 30, 2012	14.60	12.67	14.25
March 31, 2012	13.11	11.40	13.10

December 31, 2011	$11.99	$11.30	$11.70
September 30, 2011	n/a	n/a	n/a
June 30, 2011	n/a	n/a	n/a
March 31, 2011	n/a	n/a	n/a

The following graph and table provide a comparison of the cumulative total returns for the common stock of the Company, the NASDAQ Composite Index and the SNL Financial Southeastern Bank and Thrift Index for the periods indicated. The graph assumes that an investor originally invested $100 in shares of our common stock at its closing price on October 12, 2011, the first day that our shares were traded. The stock price information below is not necessarily indicative of future price performance.

	Period Ended
	10/12/2011	12/31/2011	3/31/2012	6/30/2012	9/30/2012	12/31/2012
ASB Bancorp, Inc.	100.00	100.51	112.54	122.42	133.16	131.62
NASDAQ Composite	100.00	100.32	119.36	113.68	121.12	118.14
SNL SE Thrift Index	100.00	105.47	111.84	131.68	156.82	165.42

The Company did not declare any dividends to its stockholders during the years ended December 31, 2012 or 2011. See Item 1, “Business—Regulation and Supervision,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

On September 19, 2012, the Company authorized the funding of a trust that purchased 223,382 shares of its stock during 2012 to be available for issuance under its 2012 Equity Incentive Plan. Of the total shares purchased, 220,782 shares were purchased during the fourth quarter of 2012. As of December 31, 2012, no awards were granted under the Plan. The awards were granted during the first quarter of 2013.

The Company did not repurchase any shares of its common stock for retirement during the quarter ended December 31, 2011. Under current FDIC regulations, the Company could not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

Item 6.	Selected Financial Data

The summary financial data presented below at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 are derived in part from the audited consolidated financial statements that appear in this annual report. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes included in this annual report.

	December 31,
(in thousands)	2012	2011	2010	2009	2008

Selected Financial Condition Data:
Balances at end of period:
Total assets	$749,354	$790,868	$749,965	$749,307	$705,095
Cash and cash equivalents	47,390	72,327	24,234	23,176	39,384
Securities available for sale	238,736	243,863	175,445	90,057	37,362
Securities held to maturity	4,649	5,218	5,948	6,958	5,442
Federal Home Loan Bank stock	3,429	3,870	3,970	3,993	5,020
Loans held for sale	9,759	6,590	8,386	3,890	2,926
Loans receivable, net of deferred fees	387,721	432,883	500,003	597,601	590,095
Allowance for loan losses	(8,513)	(10,627)	(12,676)	(8,994)	(6,403)
Foreclosed real estate	19,411	8,125	10,650	3,699	6,272
Deposits	578,299	608,236	619,757	608,538	535,640
Overnight and short-term borrowings	411	758	1,008	1,694	31,219
Federal Home Loan Bank advances	50,000	60,000	60,000	60,000	60,000
Total equity	111,529	115,571	62,881	73,649	69,921

Average balances for period:
Average total assets	781,666	766,149	759,576	731,351	663,126
Average loans	418,569	471,260	563,013	606,995	556,542
Average interest-earning assets	749,036	724,409	727,338	701,709	633,502
Average deposits	595,183	617,735	620,518	587,457	519,498
Average interest-bearing liabilities	594,908	626,562	638,837	616,244	549,073
Average total equity	116,208	82,151	72,684	71,555	73,018

(in thousands except	Year Ended December 31,
per share data)	2012	2011	2010	2009	2008

Selected Operating Data:
Interest and dividend income	$24,992	$28,851	$32,959	$35,808	$36,811
Interest expense	6,492	8,642	11,444	14,772	16,745

Net interest income	18,500	20,209	21,515	21,036	20,066
Provision for loan losses	1,700	3,785	22,419	4,655	3,049

Net interest income (loss) after provision for loan losses	16,800	16,424	(904)	16,381	17,017
Noninterest income	9,456	7,422	7,468	7,032	5,158
Noninterest expense	25,092	22,071	22,096	21,091	18,361

Income (loss) before income tax provision	1,164	1,775	(15,532)	2,322	3,814
Income tax provision (benefit)	302	588	(6,074)	791	1,382

Net income (loss)	$862	$1,187	$(9,458)	$1,531	$2,432

Selected Per Share Data:
Earnings per share – basic	$0.17	$0.23	n/a	n/a	n/a
Earnings per share – diluted	0.17	0.23	n/a	n/a	n/a
Tangible book value per share	19.97	20.69	n/a	n/a	n/a
Stock price High	16.40	11.99	n/a	n/a	n/a
Low	11.40	11.30	n/a	n/a	n/a
Close	15.32	11.70	n/a	n/a	n/a

	Year Ended December 31,
	2012	2011	2010	2009	2008

Performance Ratios:
Return on average assets	0.11%	0.15%	-1.25%	0.21%	0.37%
Return on average equity	0.74%	1.44%	-13.01%	2.14%	3.33%
Yield on average interest-earning assets	3.36%	4.00%	4.54%	5.10%	5.81%
Cost of average interest-bearing liabilities	1.09%	1.38%	1.79%	2.40%	3.05%
Interest rate spread (1)	2.27%	2.62%	2.75%	2.70%	2.76%
Net interest margin (2)	2.50%	2.80%	2.96%	3.00%	3.17%
Noninterest expense to average assets	3.21%	2.88%	2.91%	2.88%	2.77%
Efficiency ratio (3)	89.08%	79.60%	76.12%	75.14%	72.79%
Average interest-earning assets to average interest-bearing liabilities	125.91%	115.62%	113.85%	113.87%	115.38%
Average equity to average assets	14.87%	10.72%	9.57%	9.78%	11.01%

Capital Ratios:
Tier 1 risk-based capital to adjusted average assets	14.69%	14.30%	8.36%	10.13%	10.98%
Tier 1 risk-based capital to risk-weighted assets	27.72%	27.52%	13.04%	13.72%	13.84%
Total risk-based capital to risk-weighted assets	28.98%	28.79%	14.31%	14.98%	15.03%
Tangible capital to tangible assets	14.88%	14.61%	8.38%	9.83%	9.92%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.20%	2.45%	2.54%	1.51%	1.09%
Allowance for loan losses as a percent of nonperforming loans	739.62%	51.53%	94.43%	54.23%	180.32%
Net charge-offs to average loans outstanding during period	0.91%	1.24%	3.33%	0.34%	0.31%
Nonperforming loans as a percent of total loans	0.30%	4.76%	2.68%	2.77%	0.60%
Nonperforming assets as a percent of total assets	2.74%	3.63%	3.21%	2.71%	1.39%

Other Data:
Banking centers	13	13	13	13	13
Full-time equivalent employees	168	167	165	163	174

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents noninterest expenses divided by the sum of net interest income on a tax equivalent basis using a federal marginal tax rate of 34% and noninterest income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and the notes to consolidated financial statements that appear at the end of this annual report.

Operating Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We have sought to achieve this through the adoption of a business strategy designed to maintain a strong capital position and high asset quality. We continue to execute our plan to resolve our asset quality problems. In recent years, we have hired senior management with substantial experience in consumer and commercial banking to help us diversify our product offerings and expand our consumer and commercial deposit and lending products, while emphasizing high asset quality standards. Our operating strategies include the following:

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

Our primary lending focus has been, and will continue to be, on operating as a residential and commercial mortgage lender. We originate fixed and adjustable-rate residential and commercial mortgage loans that are retained in our loan portfolio. However, most of the fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released as part of our efforts to reduce our interest rate risk. At December 31, 2012, residential mortgage loans totaled $163.6 million, or 42.1% of our total loan portfolio, and commercial mortgage loans totaled $138.8 million, or 35.8% of our total loan portfolio. Our total residential and commercial mortgage loans decreased to $302.4 million at December 31, 2012 from $315.8 million at December 31, 2011 as we managed our problem loans and experienced lower loan demand throughout this period, but we intend to continue to emphasize our residential and commercial mortgage lending activities.

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

We seek to increase our net interest income by controlling our costs of funding. As a traditional thrift institution, a greater percentage of our deposit accounts has historically been higher balance, higher cost certificates of deposits. Over the past several years, we have worked to reduce our dependence on traditional higher cost deposits in favor of stable lower cost core deposits. We have used additional product offerings, technology, and a focus on customer service in working toward this goal. In addition, we intend to seek demand deposits by growing commercial banking relationships.

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

Through a relationship with LPL Financial LLC, we currently provide a full array of investment services for individuals and small businesses, including full access to financial market instruments such as mutual funds. As of December 31, 2012 and 2011, commission income relating to our investment advisory services totaled $242,000 and $275,000, respectively. In the future, we intend to continue to enhance our fee income by providing investment advisory services to our customers through our relationship with LPL.

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

Expenses. The noninterest expense we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, federal deposit insurance premiums and assessments, data processing expenses and various other miscellaneous expenses. Our noninterest expenses also include expenses related to shareholder communications and meetings, stock exchange listing fees, the employee stock ownership plan, stock compensation plans, and legal and accounting services.

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We anticipate recognizing additional future employee compensation expenses stemming from our adoption of new equity-based benefit plans. We are in the process of determining the actual amount of future compensation expense that will result from these new proposed equity-based benefit plans because applicable accounting guidance requires that the compensation expense recognized on the shares of common stock granted under these plans be based on the fair market value of the common shares measured at specific points in the future.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See notes 1 and 5 included in the notes to consolidated financial statements included in this annual report.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management estimates the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other than temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 3 and 14 of the notes to the consolidated financial statements included in this annual report.

Deferred Tax Assets. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a continual basis as regulatory and business factors change. A reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. See notes 1 and 10 of the notes to the consolidated financial statements included in this annual report.

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation. See note 12 of the notes to the consolidated financial statements included in this annual report.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

General. Total assets decreased $41.5 million, or 5.2%, to $749.4 million at December 31, 2012 from $790.9 million at December 31, 2011. Investment securities decreased $5.7 million, or 2.3%, to $243.4 million at December 31, 2012 from $249.1 million at December 31, 2011, primarily due to securities sold in late December the proceeds from which were not reinvested until January, partially offset by the reinvestment into investment securities of proceeds from loan repayments and prepayments. Loans receivable, net of deferred fees, decreased $45.2 million, or 10.4%, to $387.7 million at December 31, 2012 from $432.9 million at December 31, 2011 as loan repayments, prepayments, and foreclosures continued to outpace new loan originations. In December of 2012, the Bank completed the foreclosure on the collateral of its largest nonperforming loan in the amount of $9.8 million, net of write-downs, which was moved into foreclosed properties.

Loans. Loan originations totaled $207.4 million for the year ended December 31, 2012 compared to $140.3 million for the year ended December 31, 2011. Residential mortgage loan originations totaled $110.7 million in 2012 compared to $81.7 million in 2011, while residential construction and land development loan originations totaled $11.0 million in 2012 compared to $10.7 million in 2011. Originations of commercial mortgage, commercial construction and land development, and commercial and industrial loans totaled $61.9 million, $1.1 million and $5.9 million, respectively, for the year ended December 31, 2012 compared to $32.7 million, $1.1 million and $7.2 million, respectively, for the year ended December 31, 2011. Revolving mortgage originations totaled $7.1 million in 2012 compared to $6.4 million in 2011, while consumer loan originations totaled $9.8 million in 2012 compared to $483,000 in 2011. The increase in consumer loan originations during 2012 was attributable to management’s decision to re-enter the market for indirect automobile loan financing that was suspended in 2009. Origination activity was significantly offset by $139.9 million of normal loan repayments and prepayments and $91.0 million in loan sales for the year ended December 31, 2012, compared to $131.4 million and $68.9 million, respectively, for the year ended December 31, 2011.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$138,804	35.76%	$139,947	32.30%	$164,553	32.88%
Commercial construction and land development	5,161	1.34%	22,375	5.17%	28,473	5.69%
Commercial and industrial	11,093	2.86%	17,540	4.05%	17,656	3.53%

Total	155,058	39.96%	179,862	41.52%	210,682	42.10%

Non-commercial:
Residential mortgage	163,571	42.14%	175,866	40.59%	180,439	36.06%
Residential construction and land development	3,729	0.96%	3,907	0.90%	8,670	1.73%
Revolving mortgage	48,221	12.42%	51,044	11.78%	53,432	10.68%
Consumer	17,552	4.52%	22,588	5.21%	47,212	9.43%

Total	233,073	60.04%	253,405	58.48%	289,753	57.90%

Total loans	388,131	100.00%	433,267	100.00%	500,435	100.00%

Less: net deferred loan origination fees	410		384		432
Less: allowance for loan losses	8,513		10,627		12,676

Loans receivable, net	$379,208		$422,256		$487,327

	December 31,
	2009		2008
(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$197,239	32.98%	$141,565	23.97%
Commercial construction and land development	30,158	5.04%	28,998	4.91%
Commercial and industrial	22,794	3.81%	27,367	4.63%

Total	250,191	41.83%	197,930	33.51%

Non-commercial:
Residential mortgage	190,965	31.93%	201,160	34.06%
Residential construction and land development	15,141	2.53%	23,491	3.98%
Revolving mortgage	55,038	9.20%	53,834	9.10%
Consumer	86,768	14.51%	114,268	19.35%

Total	347,912	58.17%	392,753	66.49%

Total loans	598,103	100.00%	590,683	100.00%

Less: net deferred loan origination fees	502		588
Less: allowance for loan losses	8,994		6,403

Loans receivable, net	$588,607		$583,692

Loan Portfolio Maturities

The following tables set forth certain information at December 31, 2012 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	December 31, 2012
(in thousands)	Commercial Mortgages	Commercial Construction and Land Development	Commercial and Industrial	Total Commercial

Amounts due in:
One year or less	$32,501	$1,552	$2,729	$36,782
More than one year through two years	26,127	1,082	1,702	28,911
More than two years through three years	11,774	778	807	13,359
More than three years through five years	42,494	981	2,984	46,459
More than five years through ten years	14,862	590	2,871	18,323
More than ten years through fifteen years	11,046	178	—	11,224

Total	$138,804	$5,161	$11,093	$155,058

	December 31, 2012
(in thousands)	Residential Mortgages	Residential Construction and Land Development	Revolving Mortgages	Consumer	Total Non- Commercial	Total Loans

Amounts due in:
One year or less	$7,985	$128	$259	$2,410	$10,782	$47,564
More than one year through two years	1,246	—	273	4,342	5,861	34,772
More than two years through three years	2,606	—	286	2,960	5,852	19,211
More than three years through five years	6,109	—	2,428	2,728	11,265	57,724
More than five years through ten years	11,190	—	27,055	5,112	43,357	61,680
More than ten years through fifteen years	14,213	—	17,920	—	32,133	43,357
More than fifteen years	120,222	3,601	—	—	123,823	123,823

Total	$163,571	$3,729	$48,221	$17,552	$233,073	$388,131

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2012 that have contractual maturities after December 31, 2013 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Due After December 31, 2013
		Floating or
	Fixed	Adjustable
(in thousands)	Rates	Rates	Total

Commercial:
Commercial mortgage	$55,314	$50,989	$106,303
Commercial construction and land development	2,031	1,578	3,609
Commercial and industrial	6,664	1,700	8,364

Total commercial	64,009	54,267	118,276

Non-commercial:
Residential mortgage	72,311	83,275	155,586
Residential construction and land development	1,360	2,241	3,601
Revolving mortgage	55	47,907	47,962
Consumer	15,142	—	15,142

Total non-commercial	88,868	133,423	222,291

Total loans receivable	$152,877	$187,690	$340,567

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

	Year Ended December 31,
(in thousands)	2012	2011	2010	2009	2008

Total loans at beginning of period	$428,846	$495,713	$592,497	$586,618	$518,628

Loans originated:
Commercial:
Commercial mortgage	61,910	32,688	43,547	74,382	92,923
Construction and land development	1,050	1,068	—	—	5,109
Commercial and industrial	5,853	7,199	7,737	10,742	15,255
Non-commercial:
Residential mortgage	110,682	81,705	121,439	131,017	97,731
Construction and land development	10,986	10,734	15,845	12,142	7,546
Revolving mortgage	7,107	6,385	7,966	20,524	32,010
Consumer	9,830	483	523	26,248	70,014

Total loans originated	207,418	140,262	197,057	275,055	320,588

Loans purchased:
Commercial:
Commercial mortgage	2,909	125	2,191	6,209	2,120
Construction and land development	—	560	41		939

Total loans purchased	2,909	685	2,232	6,209	3,059

Total loans originated and purchased	210,327	140,947	199,289	281,264	323,647

Deduct:
Loan principal repayments	139,879	131,393	163,910	151,368	196,007
Loan sales	90,955	68,850	97,103	116,352	50,053
Foreclosed loans transferred to foreclosed properties	17,464	3,533	12,585	2,968	6,272
Charge-offs	3,995	6,134	18,863	2,193	1,893
Deductions (additions) for other items (1)	(2,087)	(2,096)	3,612	2,504	1,432

Net loan activity during the period	(39,879)	(66,867)	(96,784)	5,879	67,990

Total loans at end of period	$388,967	$428,846	$495,713	$592,497	$586,618

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

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

Investment Security Portfolio

At December 31, 2012, our securities portfolio consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae, securities of U.S. government agencies and corporations, securities of various government sponsored entities and securities of state and local governments. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2012, our securities portfolio represented 32.5% of total assets, compared to 31.5% at December 31, 2011, primarily as a result of the $41.5 million decrease in total assets to $749.4 million at December 31, 2012. Securities classified as available for sale were $238.7 million of our securities portfolio at December 31, 2012, while $4.6 million of our securities portfolio was classified as held to maturity. Securities classified as held to maturity are United States government sponsored entity, mortgage-backed and state and local government securities. In addition, at December 31, 2012, we had $3.4 million of other investments, at cost, which consisted solely of Federal Home Loan Bank of Atlanta common stock. Securities decreased by $5.7 million, or 2.3%, to $243.4 million at December 31, 2012 from $249.1 million at December 31, 2011, primarily due to the prepayment of a $10.0 million of FHLB advance during the fourth quarter of 2012.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. For all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits, but do include securities backed by the U.S. Small Business Administration (“SBA”).

	December 31,
	2012		2011		2010
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
U.S. government agencies and corporations	$12,025	$12,247	$41,305	$42,367	$50,254	$50,043
Mortgage-backed and similar securities	174,686	177,098	186,011	188,870	121,896	121,449
State and local government	48,183	48,652	11,359	11,914	3,379	3,287
Other equity securities	711	739	689	712	664	666

Total available for sale	235,605	238,736	239,364	243,863	176,193	175,445

Securities held to maturity:
U.S. government agencies and corporations	1,065	1,209	1,078	1,218	1,090	1,168
Mortgage-backed and similar securities	1,166	1,249	1,726	1,847	2,449	2,598
State and local government	2,418	2,724	2,414	2,688	2,409	2,432

Total held to maturity	4,649	5,182	5,218	5,753	5,948	6,198

Total securities	$240,254	$243,918	$244,582	$249,616	$182,141	$181,643

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2012. Weighted average yields on tax-exempt securities are presented on a taxable equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than One Year		More than Five Years
	One Year or Less		To Five Years		To Ten Years
		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average
(dollars in thousands)	Value (1)	Yield	Value (1)	Yield	Value (1)	Yield

Securities available for sale:
U.S. government agencies and corporations	$—	0.00%	$10,825	1.31%	$1,422	0.94%
Mortgage-backed and similar securities	59	3.26%	3,306	2.35%	26,258	1.24%
State and local government	—	0.00%	—	0.00%	7,995	3.00%

Total available for sale	59	3.26%	14,131	1.55%	35,675	1.62%

Securities held to maturity:
U.S. government agencies and corporations	—	0.00%	1,065	3.98%	—	0.00%
Mortgage-backed and similar securities	—	0.00%	56	5.73%	1,110	4.68%
State and local government	—	0.00%	—	0.00%	951	5.60%

Total held to maturity	—	0.00%	1,121	4.07%	2,061	5.10%

Total securities	$59	3.26%	$15,252	1.74%	$37,736	1.81%

	More than Ten Years		Total
		Weighted		Weighted
	Carrying	Average	Carrying	Average
(dollars in thousands)	Value (1)	Yield	Value (1)	Yield

Securities available for sale:
U.S. government agencies and corporations	$—	0.00%	$12,247	1.27%
Mortgage-backed and similar securities	147,475	1.76%	177,098	1.69%
State and local government	40,657	2.93%	48,652	2.94%
Other equity securities	739	0.00%	739	0.00%

Total available for sale	188,871	2.00%	238,736	1.92%

Securities held to maturity:
U.S. government agencies and corporations	—	0.00%	1,065	3.98%
Mortgage-backed and similar securities	—	0.00%	1,166	4.73%
State and local government	1,467	5.39%	2,418	5.47%

Total held to maturity	1,467	5.39%	4,649	4.94%

Total securities	$190,338	2.03%	$243,385	1.98%

(1)	Carrying value is fair value for securities available for sale and amortized cost for securities held to maturity.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	December 31,
	2012		2011		2010
(dollars in thousands)	Total	Percent	Total	Percent	Total	Percent

Non-interest-bearing accounts	$65,295	11.29%	$54,102	8.89%	$44,996	7.26%
NOW accounts	141,276	24.43%	132,812	21.84%	134,836	21.76%
Money market accounts	152,838	26.43%	137,901	22.67%	131,138	21.16%
Savings accounts	29,686	5.13%	24,880	4.09%	21,384	3.45%

Core deposits	389,095	67.28%	349,695	57.49%	332,354	53.63%
Certificates of deposit	189,204	32.72%	258,541	42.51%	287,403	46.37%

Total	$578,299	100.00%	$608,236	100.00%	$619,757	100.00%

Core deposits, which exclude certificates of deposit, increased $39.4 million, or 11.3%, to $389.1 million at December 31, 2012 from $349.7 million at December 31, 2011. Also during 2012, non-interest-bearing deposits, NOW deposits, money market deposits, and savings deposits increased $11.2 million, $8.5 million, $14.9 million, and $4.8 million, respectively. While we continued to place greater emphasis on attracting lower cost core deposits, our core deposit growth was also significantly affected by sustained low deposit rates in our competitive markets as the spread between core deposits and certificate time deposits remained narrow throughout 2012.

Certificates of deposit decreased $69.3 million, or 26.8%, to $189.2 million at December 31, 2012 from $258.5 million at December 31, 2011. The decrease reflects management’s continued focus on reducing deposit interest rates to improve the Bank’s net interest margin. A portion of these funds moved into our other types of interest-bearing deposits, including money market accounts. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influences our willingness to match competitors’ rates to retain these accounts.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2012. Jumbo certificates of deposit require minimum deposits of $100,000.

(in thousands)	Amount

Maturity period:
Three months or less	$7,887
Over three through six months	5,108
Over six through twelve months	11,770
Over twelve months	33,573

Total	$58,338

The following table sets forth time deposits classified by rates at the dates indicated.

	December 31,
(in thousands)	2012	2011	2010

0.00 – 1.00%	$108,421	$79,693	$55,780
1.01 – 2.00%	63,426	95,151	129,173
2.01 – 3.00%	15,949	79,163	91,623
3.01 – 4.00%	1,171	3,282	8,684
4.01 – 5.00%	237	1,252	2,143

Total	$189,204	$258,541	$287,403

The following table sets forth the amount and maturities of time deposits at December 31, 2012.

	Amount Due
		More Than	More Than			Percent of
	Less Than	One Year to	Two Years to	More Than		Total Time
(dollars in thousands)	One Year	Two Years	Three Years	Three Years	Total	Deposits

0.00 – 1.00%	$66,557	$27,127	$14,596	$141	$108,421	57.30%
1.01 – 2.00%	20,516	19,099	16,483	7,328	63,426	33.52%
2.01 – 3.00%	10,841	1,326	1,937	1,845	15,949	8.43%
3.01 – 4.00%	664	507	—	—	1,171	0.62%
4.01 – 5.00%	237	—	—	—	237	0.13%

Total	$98,815	$48,059	$33,016	$9,314	$189,204	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(in thousands)	2012	2011	2010

Beginning balance	$608,236	$619,757	$608,538

Increase (decrease) before interest credited	(34,040)	(17,743)	2,195
Interest credited	4,103	6,222	9,024

Net increase (decrease) in deposits	(29,937)	(11,521)	11,219

Ending balance	$578,299	$608,236	$619,757

Borrowings

We use borrowings from the FHLB of Atlanta, federal funds purchased and other short-term borrowings to supplement our supply of funds for loans and investments and for interest rate risk management, which are summarized in the following table.

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010

Maximum balance outstanding at any month-end during period:
FHLB advances	$60,000	$60,000	$60,000
Overnight and short-term borrowings	984	1,617	1,638
Average balance outstanding during period:
FHLB advances	$59,208	$60,245	$60,000
Overnight and short-term borrowings	616	1,049	1,189
Weighted average interest rate during period:
FHLB advances	4.03%	4.01%	4.03%
Overnight and short-term borrowings	0.32%	0.29%	0.25%
Balance outstanding at end of period:
FHLB advances	$50,000	$60,000	$60,000
Overnight and short-term borrowings	411	758	1,008
Weighted average interest rate at end of period:
FHLB advances	0.00%	3.97%	4.03%
Overnight and short-term borrowings	0.27%	0.52%	0.33%

Our FHLB advances are fixed-rate borrowings that, at the option of the FHLB of Atlanta, can be converted to variable rates. If the FHLB of Atlanta exercises its options to convert the fixed-rate advances to variable rates, then the Bank can accept the new terms or repay the advance without any prepayment penalty. Had the Bank elected to prepay the advances at December 31, 2012, the prepayment penalties were estimated at approximately $6.9 million.

During the fourth quarter of 2012, a FHLB advance for $10.0 million at a rate of 4.46% that would have matured in June of 2017 was prepaid incurring a prepayment penalty of $1.7 million. The interest expense savings will be approximately $445,000 per annum over the remaining term.

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

	For the Year Ended December 31,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$57,361	$203	0.35%	$33,089	$85	0.26%
Loans receivable	418,569	19,553	4.67%	471,260	23,538	4.99%
Investment securities	70,222	1,322	2.19%	70,327	1,681	2.53%
Mortgage-backed and similar securities	199,042	3,835	1.93%	145,806	3,507	2.41%
Other interest-earning assets	3,842	79	2.06%	3,927	40	1.02%

Total interest-earning assets	749,036	24,992	3.36%	724,409	28,851	4.00%

Allowance for loan losses	(10,451)			(12,083)
Noninterest-earning assets	43,081			53,823

Total assets	$781,666			$766,149

Liabilities and equity

NOW accounts	$135,441	525	0.39%	$132,903	934	0.70%
Money market accounts	143,622	473	0.33%	134,672	721	0.54%
Savings accounts	27,463	45	0.16%	23,853	72	0.30%
Certificates of deposit	228,558	3,060	1.34%	273,840	4,495	1.64%

Total interest-bearing deposits	535,084	4,103	0.77%	565,268	6,222	1.10%
Overnight and short-term borrowings	616	2	0.32%	1,049	3	0.29%
Federal Home Loan Bank advances	59,208	2,387	4.03%	60,245	2,417	4.01%

Total interest-bearing liabilities	594,908	6,492	1.09%	626,562	8,642	1.38%

Noninterest-bearing deposits	60,099			52,467
Other noninterest-bearing liabilities	10,451			4,969

Total liabilities	665,458			683,998

Total equity	116,208			82,151

Total liabilities and equity	$781,666			$766,149

Net interest income		$18,500			$20,209

Interest rate spread			2.27%			2.62%
Net interest margin			2.50%			2.80%
Average interest-earning assets to average interest-bearing liabilities	125.91%			115.62%

	For the Year Ended December 31,
	2011			2010
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$33,089	$85	0.26%	$21,997	$59	0.27%
Loans receivable	471,260	23,538	4.99%	563,013	28,666	5.09%
Investment securities	70,327	1,681	2.53%	50,872	1,545	3.13%
Mortgage-backed and similar securities	145,806	3,507	2.41%	87,474	2,674	3.06%
Other interest-earning assets	3,927	40	1.02%	3,982	15	0.38%

Total interest-earning assets	724,409	28,851	4.00%	727,338	32,959	4.54%

Allowance for loan losses	(12,083)			(11,847)
Noninterest-earning assets	53,823			44,085

Total assets	$766,149			$759,576

Liabilities and equity

NOW accounts	$132,903	934	0.70%	$127,879	1,780	1.39%
Money market accounts	134,672	721	0.54%	123,952	1,046	0.84%
Savings accounts	23,853	72	0.30%	19,994	70	0.35%
Certificates of deposit	273,840	4,495	1.64%	305,823	6,128	2.00%

Total interest-bearing deposits	565,268	6,222	1.10%	577,648	9,024	1.56%
Overnight and short-term borrowings	1,049	3	0.29%	1,189	3	0.25%
Federal Home Loan Bank advances	60,245	2,417	4.01%	60,000	2,417	4.03%

Total interest-bearing liabilities	626,562	8,642	1.38%	638,837	11,444	1.79%

Noninterest-bearing deposits	52,467			42,870
Other noninterest-bearing liabilities	4,969			5,185

Total liabilities	683,998			686,892

Total equity	82,151			72,684

Total liabilities and equity	$766,149			$759,576

Net interest income		$20,209			$21,515

Interest rate spread			2.62%			2.75%
Net interest margin			2.80%			2.96%
Average interest-earning assets to average interest-bearing liabilities	115.62%			113.85%

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

	Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011			Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$78	$40	$118	$29	$(3)	$26
Loans receivable	(2,524)	(1,461)	(3,985)	(4,592)	(536)	(5,128)
Investment securities	(3)	(356)	(359)	510	(374)	136
Mortgage-backed and similar securities	1,116	(788)	328	1,495	(662)	833
Other interest-earning assets	(1)	40	39	—	25	25

Total interest-earning assets	(1,334)	(2,525)	(3,859)	(2,558)	(1,550)	(4,108)

Interest expense:
NOW accounts	18	(427)	(409)	67	(913)	(846)
Money market accounts	45	(293)	(248)	84	(409)	(325)
Savings accounts	10	(37)	(27)	12	(10)	2
Certificates of deposit	(678)	(757)	(1,435)	(598)	(1,035)	(1,633)

Total interest-bearing deposits	(605)	(1,514)	(2,119)	(435)	(2,367)	(2,802)
Overnight and short-term borrowings	(1)	—	(1)	—	—	—
Federal Home Loan Bank advances	(42)	12	(30)	10	(10)	—

Total interest-bearing liabilities	(648)	(1,502)	(2,150)	(425)	(2,377)	(2,802)

Net increase (decrease) in net interest income	$(686)	$(1,023)	$(1,709)	$(2,133)	$827	$(1,306)

Comparison of Results of Operations for the Years Ended December 31, 2012 and 2011

Overview. Net income was $862,000, or $0.17 per share, for the year ended December 31, 2012 compared to net income of $1.2 million, or $0.23 per share, for the year ended December 31, 2011 primarily due to a decrease in net interest income and an increase in noninterest expenses, partially offset by a decrease in the provision for loan losses and an increase in noninterest income. Our primary source of income is net interest income, which decreased to $18.5 million for 2012 from $20.2 million for 2011. The provision for loan losses decreased $2.1 million to $1.7 million for the year ended December 31, 2012 compared to $3.8 million for the year ended December 31, 2011. The significant decrease in the provision for loan losses was due to a decrease of $2.0 million in net loan charge-offs to $3.8 million in 2012 from $5.8 million in 2011. Noninterest income increased $2.0 million during the year ended December 31, 2012, while noninterest expenses increased by $3.0 million during 2012.

Net Interest Income. Net interest income decreased by $1.7 million, or 8.5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a decrease in interest on loans. Total interest income decreased by $3.9 million, or 13.4%, as loan interest income decreased by $4.0 million, or 17.0%, during the year ended December 31, 2012, primarily due to a decrease in average loan balances of $52.7 million, or 11.2%, because loan repayments and charge-offs were not replaced by new loan originations, and a 32 basis point decrease in the yield earned on loans during 2012. Income from securities decreased by $31,000 primarily due to a decrease in the yield earned on investment securities and mortgage-backed and related securities of 34 basis points and 48 basis points, respectively, and a decrease in the average balance of investment securities of $105,000, offset by a increase of $53.2 million in the average balance of mortgage-backed and related securities. The increased average balances of mortgage-backed and related securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from the issuance of common stock in connection with the Bank’s mutual to stock conversion during the fourth quarter of 2011. Total interest expense decreased by $2.1 million, or 24.9%, during the year ended December 31, 2012, primarily resulting from a 29 basis point decrease in the rates paid on interest-bearing liabilities as well as a decrease of $31.7 million, or 5.1%, in the average balances of interest-bearing liabilities. Interest-bearing liabilities decreased primarily due to a decrease in average deposit balances of $30.2 million, or 5.3%, reflecting a decline in average certificates of deposit that was partially offset by growth in average balances of NOW, money market, and savings accounts. The lower cost of interest-bearing liabilities resulted primarily from a decrease of 33 basis points in the cost of deposits. The decrease in the cost of deposits was due primarily to our continued focus on reducing deposit interest rates by not aggressively competing for certificates of deposit. The average balances of Federal Home Loan Bank advances and overnight and short-term borrowings for the year ended December 31, 2012 decreased $1.5 million due to the repayment of $10.0 million in FHLB advances during the fourth quarter of 2012.

Provision for Loan Losses. The provision for loan losses was $1.7 million for the year ended December 31, 2012 compared to $3.8 million for the year ended December 31, 2011. The decrease in the provision was a result of a decrease in net loan charge-offs in 2012, as well as a $1.6 million reduction in the Bank’s general loan loss reserves related to its historical loss rates from certain high risk commercial construction and land development loans and from commercial real estate loan participations purchased, both of which carry no current impaired balances. Net loan charge-offs were $3.8 million for the year ended December 31, 2012 compared to $5.8 million for the year ended December 31, 2011. The provision for loan losses was also affected by the overall $45.0 million contraction of the loan portfolio during 2012.

Noninterest Income. During the year ended December 31, 2012, total noninterest income increased $2.0 million, or 27.4%, to $9.4 million from $7.4 million for the year ended December 31, 2011. The increase in noninterest income was primarily the result of a $1.8 million increase in gains realized from sales of investment securities, as certain securities were replaced by securities that are expected to perform better under rising rates, a $600,000 increase in gains from sales of residential mortgage loans, a $152,000 increase in income from debit card services due to increased transactions, which were partially offset by a $472,000 decrease in other deposit service fees, mainly related to reduced overdraft fees.

Noninterest Expenses. Noninterest expenses increased by $3.0 million, or 13.7%, to $25.1 million for the year ended December 31, 2012 compared to $22.1 million for the year ended December 31, 2011. The increase was primarily attributable to a $1.7 million FHLB prepayment penalty, and a $1.3 million increase in salaries and employee benefits, primarily due to increased staffing and increases in expenses for the Bank’s pension plan and ESOP.

In January of 2013, the Bank approved the curtailment of benefits under its qualified and nonqualified defined benefit pension plans. While the action had no effect on the 2012 financial position and results of operations, the Bank’s annual expenses related to its pension plans are expected to decline by approximately $536,000 before income taxes in 2013 due to a one-time curtailment credit of approximately $465,000, and by a minimum of $100,000 before income taxes in subsequent periods based on current actuarial estimates.

Income Tax Expense. We recorded a provision for income tax expense of $302,000 for the year ended December 31, 2012 compared to $588,000 for the year ended December 31, 2011, primarily due to pre-tax income of $1.2 million in 2012 compared to pre-tax income of $1.8 million in 2011. The effective tax rate was 25.9% for the year ended December 31, 2012 compared to 33.1% for the year ended December 31, 2011, with the decrease primarily resulting from the increase in favorable permanent tax differences relative to the size of the pre-tax income in 2012 compared to 2011.

Total Comprehensive Income (Loss). Total comprehensive income or loss for the periods presented consists of net income, the change in unrealized gains and losses on securities available for sale, and certain changes in our benefit obligations under our retirement plans, net of tax. We reported a total comprehensive loss of $876,000 for the year ended December 31, 2012 compared to total comprehensive income of $3.5 million for the year ended December 31, 2011. The changes in the components of comprehensive income were net income of $862,000 in 2012 compared to a net income of $1.2 million in 2011, an $821,000 decrease in unrealized gains on securities available for sale in 2012 compared to a $3.1 million increase in unrealized gains on securities available for sale in 2011, and a $917,000 increase in defined benefit pension plan obligations in 2012 compared to a $837,000 increase in 2011. The increase in defined benefit obligations primarily resulted from a decrease in the assumed discount rate.

Comparison of Results of Operations for the Years Ended December 31, 2011 and 2010

Overview. Net income was $1.2 million, or $0.23 per share, for the year ended December 31, 2011 compared to net loss of $9.5 million for the year ended December 31, 2010 primarily due to a $18.6 million decrease in the provision for loan losses to $3.8 million for the year ended December 31, 2011 compared to $22.4 million for the year ended December 31, 2010. The significant decrease in the provision for loan losses was due to a decrease of $12.9 million in net loan charge-offs to $5.8 million in 2011 from $18.7 million in 2010. Our primary source of income is net interest income, which decreased to $20.2 million for 2011 from $21.5 million for 2010. Noninterest income decreased $46,000 during the year ended December 31, 2011, while noninterest expenses increased by $25,000 during 2011.

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

Noninterest Income. During the year ended December 31, 2011, total noninterest income decreased $46,000, or 0.6%, to $7.4 million from $7.5 million for the year ended December 31, 2010. The decrease in noninterest income was primarily the result of a $600,000 increase in gains realized from sales of investment securities, and a $55,000 increase in income from debit card services due to increased transactions, which were partially offset by a $350,000 decrease in other deposit service fees, mainly related to reduced overdraft fees, a $322,000 decrease in mortgage banking income due to lower volume, and a $29,000 decrease in other noninterest income.

Noninterest Expenses. Noninterest expenses decreased by $25,000, or 0.1%, to $22.1 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. The decrease was primarily attributable to a $513,000 increase in salaries and employee benefits due primarily to increased staffing, a $181,000 increase in professional expenses, a $135,000 increase in data processing fees resulting from additional core processor fees, and a $94,000 increase in consulting services, which were partially offset by a $280,000 decrease in federal deposit insurance premiums due to a reduction in deposit balances and a new FDIC assessment methodology, a $133,000 decrease in expenses related to indirect automobile lending, a $132,000 decrease in advertising expense, a $195,000 decrease in foreclosed property expenses, a $139,000 decrease in other noninterest expenses, and a $69,000 decrease in occupancy expense as a result of fewer building repairs.

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

Analysis of Nonperforming Assets and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due and certain loans that are less than 90 days past due, but that we will not be able to collect the full amount of, to be nonperforming assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, or sooner if the facts and circumstances indicate that we will not be able to collect the full amount of the loan, at which time the accrual of interest ceases and accrued interest is reversed and deducted from income. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance to the extent that principal is due and then recognized as interest income.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. Property acquired through foreclosure is recorded at the lower of its cost or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Nonaccruing loans (1):
Commercial:
Commercial mortgage	$—	$833	$3,810	$6,666	$—
Construction and land development	40	14,695	5,205	438	—
Commercial and industrial	114	2,595	377	1,408	—

Total nonaccruing commercial loans	154	18,123	9,392	8,512	—

Non-commercial:
Residential mortgage	808	1,922	3,194	5,558	—
Construction and land development	—	110	553	456	—
Revolving mortgage	155	440	191	489	—
Consumer	34	27	94	1,463	—

Total nonaccruing non-commercial loans	997	2,499	4,032	7,966	—

Total nonaccruing loans	1,151	20,622	13,424	16,478	—

Accruing loans past due 90 days or more:
Commercial:
Construction and land development	—	—	—	—	12
Commercial and industrial	—	—	—	—	68

Total accruing commercial loans past due 90 days or more	—	—	—	—	80

Non-commercial:
Residential mortgage	—	—	—	91	1,790
Construction and land development	—	—	—	—	374
Revolving mortgage	—	—	—	—	525
Consumer	—	—	—	15	782

Total accruing non-commercial loans past due 90 days or more	—	—	—	106	3,471

Total accruing loans past due 90 days or more	—	—	—	106	3,551

Total nonperforming loans (nonaccruing and 90 days or more past due)	1,151	20,622	13,424	16,584	3,551

Foreclosed properties	19,411	8,125	10,650	3,699	6,272

Total nonperforming assets	20,562	28,747	24,074	20,283	9,823

Performing troubled debt restructurings (2)	5,065	1,142	15,233	19,113	—

Performing troubled debt restructurings and total nonperforming assets	$25,627	$29,889	$39,307	$39,396	$9,823

Total nonperforming loans to total loans	0.30%	4.76%	2.68%	2.77%	0.60%
Total nonperforming loans to total assets	0.15%	2.61%	1.79%	2.21%	0.50%
Total nonperforming assets to total assets	2.74%	3.63%	3.21%	2.71%	1.39%
Performing troubled debt restructurings and total nonperforming assets to total assets	3.42%	3.78%	5.24%	5.26%	1.39%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.
(2)	Performing troubled debt restructurings exclude nonaccrual troubled debt restructurings.

The following table provides information with respect to changes in our nonperforming assets.

	At December 31,
(dollars in thousands)	2012	2011	$ change	% change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial mortgage	$—	$833	$(833)	-100.0%
Commercial construction and land development	40	14,695	(14,655)	-99.7%
Commercial and industrial	114	2,595	(2,481)	-95.6%

Total nonaccruing commercial	154	18,123	(17,969)	-99.2%

Non-commercial:
Residential mortgage	808	1,922	(1,114)	-58.0%
Non-commercial construction and land development	—	110	(110)	-100.0%
Revolving mortgage	155	440	(285)	-64.8%
Consumer	34	27	7	25.9%

Total nonaccruing non-commercial loans	997	2,499	(1,502)	-60.1%

Total nonaccruing loans	1,151	20,622	(19,471)	-94.4%

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	—	—	—	0.0%

Total nonperforming loans	1,151	20,622	(19,471)	-94.4%

Foreclosed properties	19,411	8,125	11,286	138.9%

Total nonperforming assets	20,562	28,747	(8,185)	-28.5%

Performing troubled debt restructurings (2)	5,065	1,142	3,923	343.5%

Performing troubled debt restructurings and total nonperforming assets	$25,627	$29,889	(4,262)	-14.3%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.
(2)	Performing troubled debt restructurings exclude nonaccrual troubled debt restructurings.

Nonperforming loans decreased $19.5 million, or 94.4%, to $1.2 million at December 31, 2012 from $20.6 million at December 31, 2011, as $17.5 million in collateral on nonperforming loans were moved into foreclosed real estate, while performing troubled debt restructurings increased $3.9 million, or 343.5%, when comparing the same periods. Performing troubled debt restructurings and nonperforming assets decreased $4.3 million, or 14.3%, to $25.6 million, or 3.42% of total assets, at December 31, 2012, compared to $29.9 million, or 3.78% of total assets, at December 31, 2011. Nonperforming assets decreased $8.2 million, or 28.5%, to $20.6 million, or 2.74% of total assets, at December 31, 2012, compared to $28.7 million, or 3.63% of total assets, at December 31, 2011. Nonperforming assets included $1.2 million in nonperforming loans and $19.4 million in foreclosed real estate at December 31, 2012, compared to $20.6 million and $8.1 million, respectively, at December 31, 2011. During 2012, nonperforming loans decreased $19.5 million, while foreclosed properties increased $11.3 million. As of December 31, 2012, nonperforming loans included one commercial land development loan that totaled $39,000, one commercial and industrial loan that totaled $114,000, ten residential mortgages that totaled $808,000, and three home equity loans that totaled $155,000. As of December 31, 2012, the nonperforming loans had specific reserves of $135,000. Foreclosed real estate at December 31, 2012 included eighteen properties with a total carrying value of $19.4 million.

During the fourth quarter of 2012, the Bank completed foreclosure on the collateral securing its largest nonperforming loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired forty-four of the forty-eight condominium units in the building including all eight of the retail units (three of which are leased), eight of the eleven commercial office condominiums (three were sold by the developer prior to the foreclosure) and twenty-eight of the twenty-nine residential units (one was sold by the developer prior to the foreclosure). Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2012, we had $5.2 million of these modified loans, which are also referred to as troubled debt restructurings, of which $5.1 million were performing in accordance with their restructured terms, compared to $14.2 million at December 31, 2011, of which $1.1 million were performing in accordance with their restructured terms. The decrease in troubled debt restructurings since December 31, 2011 was primarily the result of fewer newly restructured loans during 2012, loan repayments, loans for which the collateral was transferred to foreclosed properties, loans charged off, and loans meeting sustained performance and other criteria to no longer be disclosed as a troubled debt restructuring. All troubled debt restructurings were restructured in order to help the borrowers remain current on their debt obligation. At December 31, 2012, $114,000 of the total $5.2 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $849,000 for the year ended December 31, 2012 compared to $712,000 for the year ended December 31, 2011. Interest income recognized on nonperforming loans was $231,000 for the year ended December 31, 2012 compared to $596,000 for the year ended December 31, 2011.

At December 31, 2012, our nonaccruing loans included the following:

•	Residential Mortgage Loans

•	Ten loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $808,000 as of December 31, 2012.

At December 31, 2012, our performing troubled debt restructurings included the following:

•	Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of December 31, 2012, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2014. As of December 31, 2012, the loan was considered impaired and had a specific reserve of $633,000.

•	Residential Mortgage Loans

•	Eight loans to multiple unrelated borrowers on one- to four-family residential properties with an aggregate balance of $1.9 million as of December 31, 2012.

Foreclosed properties consisted of the following at the dates indicated.

	At December 31,
	2012		2011		2010
(dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

By foreclosed loan type:
Commercial mortgage	2	$1,709	3	$3,045	3	$4,135
Commercial construction and land development	10	16,642	2	1,683	2	1,967
Residential mortgage	5	944	10	1,660	9	1,711
Residential construction and land development	1	116	3	1,737	5	2,837

Total	18	$19,411	18	$8,125	19	$10,650

An analysis of foreclosed real estate follows:

	Year Ended December 31,
(dollars in thousands)	2012	2011	2010

Beginning balance	$8,125	$10,650	$3,699
Transfers from loans	17,464	3,533	12,585
Capitalized cost	22	41	72
Loss provisions	(1,308)	(1,574)	(1,780)
Net loss on sale of foreclosed properties	(176)	(410)	(69)
Net proceeds from sales of foreclosed properties	(4,716)	(4,115)	(3,719)
Sales of properties funded by loans	—	—	(138)

Ending balance	$19,411	$8,125	$10,650

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	At December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Classified loans
Substandard loans	$3,969	$23,972	$31,854	$34,329	$3,145
Doubtful loans	—	2	—	—	—
Loss loans	4	569	265	197	—

Total classified loans	3,973	24,543	32,119	34,526	3,145
Special mention loans	35,149	34,584	30,490	34,432	8,555

Total classified and special mention loans	39,122	59,127	62,609	68,958	11,700

Total other classified and special mention assets	—	—	—	—	—

Total classified and special mention assets	$39,122	$59,127	$62,609	$68,958	$11,700

The following table shows the aggregate amounts of our classified loans at the dates indicated and the related changes in our classified loans.

	At December 31,
(dollars in thousands)	2012	2011	$ change	% change

Classified loans:
Substandard loans	$3,969	$23,972	$(20,003)	-83.4%
Doubtful loans	—	2	(2)	-100.0%
Loss loans	4	569	(565)	-99.3%

Total classified loans	3,973	24,543	(20,570)	-83.8%
Special mention loans	35,149	34,584	565	1.6%

Total classified and special mention loans	$39,122	$59,127	$(20,005)	-33.8%

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2012, classified loans totaling $4.0 million included $1.2 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $2.8 million in performing classified loans primarily included the following:

•	Commercial Mortgage Loans

•	One loan on commercial retail property located in western North Carolina. As of December 31, 2012, the loan was performing with a balance of $527,000.

•	Residential Mortgage Loans

•	Fourteen loans to multiple unrelated borrowers for one- to- four-family residential properties with an aggregate balance of $1.5 million as of December 31, 2012.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as nonperforming assets.

At December 31, 2012, special mention loans included the following large potentially problematic loan:

•	Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of December 31, 2012, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2014. As of December 31, 2012, the loan was considered impaired and had a specific reserve of $633,000.

The following table provides information about delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	Delinquent 31-89 Days		Delinquent 90 Days or More
(dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of of Loans	Principal Balance of Loans

At December 31, 2012
Commercial:
Commercial mortgage	1	$393	—	$—
Commercial construction and land development	1	16	1	40
Commercial and industrial	7	135	1	114
Non-commercial:
Residential mortgage	9	875	10	808
Revolving mortgage	4	203	2	60
Consumer	158	492	4	28

Total delinquent loans	180	$2,114	18	$1,050

At December 31, 2011
Commercial:
Commercial mortgage	—	$—	1	$833
Commercial construction and land development	1	363	7	6,251
Commercial and industrial	9	2,177	4	506
Non-commercial:
Residential mortgage	12	1,426	11	1,922
Residential construction and land development	—	—	1	110
Revolving mortgage	11	751	4	407
Consumer	213	939	7	27

Total delinquent loans	246	$5,656	35	$10,056

At December 31, 2010
Commercial:
Commercial mortgage	3	$2,298	3	$3,363
Commercial construction and land development	4	462	4	3,451
Commercial and industrial	20	288	2	290
Non-commercial:
Residential mortgage	48	4,996	20	2,878
Residential construction and land development	2	282	3	553
Revolving mortgage	19	576	7	191
Consumer	165	1,387	9	94

Total delinquent loans	261	$10,289	48	$10,820

	Delinquent 31-89 Days		Delinquent 90 Days or More
(dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of of Loans	Principal Balance of Loans

At December 31, 2009
Commercial:
Commercial mortgage	3	$2,226	3	$6,293
Commercial construction and land development	3	95	3	438
Commercial and industrial	39	1,689	9	210
Non-commercial:
Residential mortgage	58	7,024	27	4,707
Residential construction and land development	3	569	4	456
Revolving mortgage	35	1,318	10	589
Consumer	297	3,254	118	1,512

Total delinquent loans	438	$16,175	174	$14,205

At December 31, 2008
Commercial:
Commercial mortgage	6	$4,920	4	$1,201
Commercial construction and land development	1	142	3	1,082
Commercial and industrial	46	1,036	19	432
Non-commercial:
Residential mortgage	12	384	4	89
Revolving mortgage	47	1,754	28	1,057
Consumer	326	3,611	116	1,719

Total delinquent loans	438	$11,847	174	$5,580

The following table provides information about changes in our delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	At December 31,
(dollars in thousands)	2012	2011	$ change	% change

Delinquent 31-89 Days
Commercial:
Commercial mortgage	$393	$—	$393	n/a
Commercial construction and land development	16	363	(347)	-95.6%
Commercial and industrial	135	2,177	(2,042)	-93.8%
Non-commercial:
Residential mortgage	875	1,426	(551)	-38.6%
Revolving mortgage	203	751	(548)	-73.0%
Consumer	492	939	(447)	-47.6%

Total loans delinquent 31-89 days	2,114	5,656	(3,542)	-62.6%

Delinquent 90 Days or More
Commercial:
Commercial mortgage	—	833	$(833)	-100.0%
Commercial construction and land development	40	6,251	(6,211)	-99.4%
Commercial and industrial	114	506	(392)	-77.5%
Non-commercial:
Residential mortgage	808	1,922	(1,114)	-58.0%
Residential construction and land development	—	110	(110)	-100.0%
Revolving mortgage	60	407	(347)	-85.3%
Consumer	28	27	1	3.7%

Total loans delinquent 90 days or more	1,050	10,056	(9,006)	-89.6%

Total delinquent loans	$3,164	$15,712	(12,548)	-79.9%

The $3.5 million decrease in loans 31 to 89 days past due to December 31, 2012 from December 31, 2011 was primarily due to a $2.0 million decrease in commercial and industrial loans. The $2.1 million in loans 31 to 89 days past due at December 31, 2012 was comprised of 98 loans with an average balance of approximately $21,000, the largest of which had a balance of $396,000.

The $9.0 million decrease in loans 90 days or more past due to December 31, 2012 from December 31, 2011 was primarily due to a $6.2 million decrease in commercial construction and land development loans. The $1.1 million in loans 90 days or more past due at December 31, 2012 was comprised of 18 loans with an average balance of approximately $58,000, the largest of which had a balance of $275,000.

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

Specific Valuation Allowance. The allowance for loan losses takes into consideration that specific losses on loans deemed to be impaired are recognized in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 310. Pursuant to ASC Topic 310, we deem a loan to be impaired when it is probable that we will not be able to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Generally, all classified loans (loans classified substandard, doubtful, and loss) are considered impaired and are measured for impairment under ASC Topic 310 in order to determine if an impairment reserve is required. In addition, loans that are deemed to be troubled debt restructurings are considered impaired and evaluated for an impairment reserve under ASC Topic 310. Further, any non-accrual loan is considered impaired unless there is strong and credible evidence that the loan will begin performing according to the contractual terms of the loan agreement within a reasonable period of time. Such evidence must be well documented in a credit memorandum for the loan file. Any impaired loan, when evaluated for an impairment reserve under ASC Topic 310 and no requirement for such reserve is determined, will still be deemed impaired and will not be analyzed with respect to a general valuation allowance. Rather, such loan will continue to be included in impaired loans under ASC Topic 310 with a zero reserve.

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

Methodology change – In the fourth quarter, the Bank modified its loan loss methodology for unimpaired commercial construction and land development and its unimpaired commercial mortgage loans. This change resulted in further segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-offs rates, created by two segments of these loan classes, against the significantly diminished credit exposure to the Bank within these same classes. Specifically, additional sub segments of loans on large tracts of unimproved land or land development loans in excess of $1 million and purchased participations from a failed bank in out of market commercial mortgage loans were created. This change in methodology resulted in a nonrecurring reduction of approximately $1.6 million in the Bank’s reserves on loans not considered impaired.

The following table sets forth the allowance for loan losses by loan class at the dates indicated.

	At December 31,
	2012			2011
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans

Commercial:
Commercial mortgage	$4,110	48.28%	35.76%	$4,496	42.31%	32.30%
Commercial construction and land development	160	1.88%	1.34%	1,399	13.16%	5.17%
Commercial and industrial	590	6.93%	2.86%	730	6.87%	4.05%

Total commercial	4,860	57.09%	39.96%	6,625	62.34%	41.52%

Non-commercial:
Residential mortgage	1,841	21.63%	42.14%	2,125	20.00%	40.59%
Residential construction and land development	243	2.85%	0.96%	189	1.78%	0.90%
Revolving mortgage	1,123	13.19%	12.42%	1,092	10.27%	11.78%
Consumer	446	5.24%	4.52%	596	5.61%	5.21%

Total non-commercial	3,653	42.91%	60.04%	4,002	37.66%	58.48%

Total allowance for loan losses	$8,513	100.00%	100.00%	$10,627	100.00%	100.00%

	At December 31,
	2010			2009
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans

Commercial:
Commercial mortgage	$5,486	43.28%	32.88%	$3,432	38.16%	32.98%
Commercial construction and land development	1,232	9.72%	5.69%	494	5.49%	5.04%
Commercial and industrial	782	6.17%	3.53%	381	4.24%	3.81%

Total commercial	7,500	59.17%	42.10%	4,307	47.89%	41.83%

Non-commercial:
Residential mortgage	2,207	17.41%	36.06%	1,489	16.56%	31.93%
Residential construction and land development	749	5.91%	1.73%	242	2.69%	2.53%
Revolving mortgage	1,021	8.05%	10.68%	688	7.65%	9.20%
Consumer	1,041	8.21%	9.43%	2,069	23.00%	14.51%

Total non-commercial	5,018	39.58%	57.90%	4,488	49.90%	58.17%

Total	12,518	98.75%	100.00%	8,795	97.79%	100.00%

Unallocated	158	1.25%	0.00%	199	2.21%	0.00%

Total allowance for loan losses	$12,676	100.00%	100.00%	$8,994	100.00%	100.00%

	At December 31,
	2008
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans

Commercial:
Commercial mortgage	$1,921	30.00%	23.97%
Commercial construction and land development	370	5.78%	4.91%
Commercial and industrial	376	5.87%	4.63%

Total commercial	2,667	41.65%	33.51%

Non-commercial:
Residential mortgage	869	13.57%	34.06%
Residential construction and land development	247	3.86%	3.98%
Revolving mortgage	431	6.73%	9.10%
Consumer	1,721	26.88%	19.35%

Total non-commercial	3,268	51.04%	66.49%

Total	5,935	92.69%	100.00%

Unallocated	468	7.31%	0.00%

Total allowance for loan losses	$6,403	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Balance at beginning of period	$10,627	$12,676	$8,994	$6,403	$5,074
Provision for loan losses	1,700	3,785	22,419	4,655	3,049
Charge offs:
Commercial:
Commercial mortgage	593	1,121	6,074	—	—
Commercial construction and land development	2,651	1,959	7,926	—	488
Commercial and industrial	203	953	692	214	—

Total commercial charge-offs	3,447	4,033	14,692	214	488

Non-commercial:
Residential mortgage	224	604	1,767	82	—
Residential construction and land development	24	551	351	94	—
Revolving mortgage	56	504	919	199	—
Consumer	244	442	1,135	1,605	1,405

Total non-commercial charge-offs	548	2,101	4,172	1,980	1,405

Total charge-offs	3,995	6,134	18,864	2,194	1,893

Recoveries:
Commercial:
Commercial mortgage	2	7	—	—	—
Commercial construction and land development	8	1	—	—	31
Commercial and industrial	11	86	12	9	—

Total commercial recoveries	21	94	12	9	31

Non-commercial:
Residential mortgage	66	37	—	—	—
Revolving mortgage	6	69	—	1	—
Consumer	88	100	115	120	142

Total non-commercial recoveries	160	206	115	121	142

Total recoveries	181	300	127	130	173

Net charge-offs	3,814	5,834	18,737	2,064	1,720

Balance at end of period	$8,513	$10,627	$12,676	$8,994	$6,403

	At or For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010	2009	2008

Allowance for loan losses to nonperforming loans	739.62%	51.53%	94.43%	54.23%	180.32%
Allowance for loan losses to total loans outstanding at the end of the period	2.20%	2.45%	2.54%	1.51%	1.09%
Net charge-offs to average loans outstanding during the period	0.93%	1.27%	3.40%	0.34%	0.31%

The increase in the ratio of the allowance for loan losses to nonperforming loans for the year ended December 31, 2012 was primarily because the Bank completed foreclosure during the fourth quarter of 2012 on the collateral securing its largest nonperforming commercial construction and land development loan relationship, which following an additional write-down of approximately $630,000 was recorded as a foreclosed property in the amount of $9.8 million.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2012, cash and cash equivalents totaled $47.4 million, including $37.0 million in interest-bearing deposits in other banks, of which $21.6 million was on deposit with the Federal Reserve Bank. Securities totaling $238.7 million classified as available-for-sale also provided an additional source of liquidity at December 31, 2012. In addition, at December 31, 2012, we had the ability to borrow a total of approximately $56.3 million from the FHLB of Atlanta and approximately $3.1 million from the Federal Reserve Bank’s discount window. At December 31, 2012, we had $50.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At December 31, 2012, we had $144.7 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2012 totaled $98.8 million, or 52.2% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of December 31, 2012. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

At December 31, 2012
Long-term debt obligations	$50,000	$—	$—	$40,000	$10,000
Operating lease obligations	2,159	362	724	523	550

Total	$52,159	$362	$724	$40,523	$10,550

At December 31, 2011
Long-term debt obligations	$60,000	$—	$—	$—	$60,000
Operating lease obligations	2,421	355	710	710	646

Total	$62,421	$355	$710	$710	$60,646

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2012, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. To help us better manage our capital, we may consider the use of such tools as common share repurchases and cash dividends as regulations permit. However, under FDIC regulations, we were not allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances existed and we had received prior regulatory approval.

The Company had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

December 31, 2012
Tier I leverage capital	$112,508	14.69%	$30,632	4.00%	$38,290	5.00%
Tier I risk-based capital	112,508	27.72%	16,237	4.00%	24,356	6.00%
Total risk-based capital	117,638	28.98%	32,475	8.00%	40,594	10.00%

December 31, 2011
Tier I leverage capital	$114,757	14.30%	$32,098	4.00%	$40,122	5.00%
Tier I risk-based capital	114,757	27.52%	16,678	4.00%	25,017	6.00%
Total risk-based capital	120,050	28.79%	33,356	8.00%	41,694	10.00%

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Asheville Savings Bank, S.S.B.

December 31, 2012
Tier I leverage capital	$90,388	12.06%	$29,983	4.00%	$37,479	5.00%
Tier I risk-based capital	90,388	22.35%	16,174	4.00%	24,262	6.00%
Total risk-based capital	95,498	23.62%	32,349	8.00%	40,436	10.00%
NC Savings Bank capital	98,914	13.48%	36,680	5.00%	n/a	n/a

December 31, 2011
Tier I leverage capital	88,897	11.09%	32,063	4.00%	40,079	5.00%
Tier I risk-based capital	88,897	21.35%	16,658	4.00%	24,988	6.00%
Total risk-based capital	94,193	22.62%	33,317	8.00%	41,646	10.00%
NC Savings Bank capital	99,538	12.67%	39,292	5.00%	n/a	n/a

A reconciliation of equity under generally accepted accounting principles and regulatory capital amounts follows:

	ASB Bancorp December 31,		Asheville Savings Bank December 31,
(in thousands)	2012	2011	2012	2011

Total GAAP equity	$111,529	$115,571	$89,372	$89,721
Accumulated other comprehensive income, net of tax	3,067	1,329	3,104	1,319
Disallowed deferred tax assets	(2,088)	(2,143)	(2,088)	(2,143)

Tier I capital	112,508	114,757	90,388	88,897
Unrealized gains on available for sale equity securities	13	14	13	14
Allowable portion of allowance for loan losses	5,117	5,279	5,097	5,282

Total risk-based capital	$117,638	$120,050	95,498	94,193

Disallowed portion of allowance for loan losses	n/a	n/a	3,416	5,345

NC Savings Bank capital	n/a	n/a	$98,914	$99,538

There were no dividends declared by the Bank to the Company in the year ended December 31, 2012.

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

For the years ended December 31, 2012 and 2011, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset-Liability Management Committee, which includes our Chairman of the Board, who is an independent director, and members of management, to communicate, coordinate and control all aspects involving asset-liability management. The committee meets quarterly to establish and monitor the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Interest Rate Risk Analysis. Our profitability depends to a large extent on our net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, our interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond our control. Our interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than our interest-bearing liabilities, which are primarily term deposits. Accordingly, our earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. The recent periods of sustained historically low interest rates have also reduced our net interest margins as we could not lower our cost of interest-bearing liabilities commensurate with the reductions in the yields on our interest-earning assets.

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

Rate Sensitivity Summary

				Over the Next Twelve Months
	As of December 31, 2012			Ending December 31, 2013
	Present Value of Equity			Projected Net Interest Income
	Market			Net Interest
(dollars in thousands)	Value	$ change	% change	Income	$ change	% change

Change in Rates (in basis points “bp”):
300 bp	$103,076	$(18,778)	-15.41%	$17,896	$(228)	-1.26%
200	108,380	(13,474)	-11.06%	17,763	(361)	-1.99%
100	115,287	(6,567)	-5.39%	17,938	(186)	-1.03%
0	121,854	—	0.00%	18,124	—	0.00%
(100)	122,083	229	0.19%	16,486	(1,638)	-9.04%

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ASB Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASB Bancorp, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP

March 15, 2013

Asheville, North Carolina

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2012	2011

Assets

Cash and due from banks	$10,361	$10,480
Interest-earning deposits with banks	37,029	61,847

Total cash and cash equivalents	47,390	72,327

Securities available for sale (amortized cost of $235,605 at December 31, 2012 and $239,364 at December 31, 2011)	238,736	243,863
Securities held to maturity (estimated fair value of $5,182 at December 31, 2012 and $5,753 at December 31, 2011)	4,649	5,218
Investment in Federal Home Loan Bank stock, at cost	3,429	3,870
Loans held for sale	9,759	6,590
Loans receivable (net of deferred loan fees of $410 at December 31, 2012 and $384 at December 31, 2011)	387,721	432,883
Allowance for loan losses	(8,513)	(10,627)

Loans receivable, net	379,208	422,256

Premises and equipment, net	13,306	14,053
Foreclosed real estate (net of loss reserves of $3,114 at December 31, 2012 and $1,712 at December 31, 2011)	19,411	8,125
Deferred income tax assets, net	5,450	4,605
Securities sold but not settled	21,260	—
Other assets	6,756	9,961

Total assets	$749,354	$790,868

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$65,295	$54,102
Interest-bearing deposits	513,004	554,134

Total deposits	578,299	608,236
Overnight and short-term borrowings	411	758
Federal Home Loan Bank advances	50,000	60,000
Accounts payable and other liabilities	9,115	6,303

Total liabilities	637,825	675,297

Commitments and contingencies (Note 13)

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,584,551 shares issued at December 31, 2012 and December 31, 2011	56	56
Additional paid-in capital	53,994	53,869
Retained earnings	68,570	67,708
Accumulated other comprehensive loss, net of tax	(3,067)	(1,329)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,080)	(4,394)
Unearned equity incentive plan shares	(3,601)	—
Stock-based deferral plan shares	(343)	(339)

Total stockholders’ equity	111,529	115,571

Total liabilities and stockholders’ equity	$749,354	$790,868

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(in thousands, except per share data)	2012	2011	2010

Interest and dividend income
Loans, including fees	$19,553	$23,538	$28,666
Securities	5,157	5,188	4,219
Other earning assets	282	125	74

Total interest and dividend income	24,992	28,851	32,959

Interest expense
Deposits	4,103	6,222	9,024
Overnight and short-term borrowings	2	3	3
Federal Home Loan Bank advances	2,387	2,417	2,417

Total interest expense	6,492	8,642	11,444

Net interest income	18,500	20,209	21,515

Provision for loan losses	1,700	3,785	22,419

Net interest income (loss) after provision for loan losses	16,800	16,424	(904)

Noninterest income
Mortgage banking income	1,697	1,097	1,419
Deposit and other service charge income	2,866	3,338	3,688
Income from debit card services	1,383	1,231	1,176
Gain on sale of investment securities	3,190	1,398	798
Other noninterest income	320	358	387

Total noninterest income	9,456	7,422	7,468

Noninterest expenses
Salaries and employee benefits	11,495	10,165	9,652
Occupancy expense, net	2,181	2,226	2,295
Foreclosed property expenses	1,530	1,750	1,945
Data processing fees	2,475	2,443	2,308
Federal deposit insurance premiums	653	757	1,037
Advertising	651	673	805
Professional and outside services	997	959	778
Penalty to prepay FHLB borrowing	1,722	—	—
Other noninterest expenses	3,388	3,098	3,276

Total noninterest expenses	25,092	22,071	22,096

Income (loss) before income tax provision	1,164	1,775	(15,532)

Income tax provision (benefit)	302	588	(6,074)

Net income (loss)	$862	$1,187	$(9,458)

Net income per common share – Basic	$0.17	$0.23	n/a

Net income per common share – Diluted	$0.17	$0.23	n/a

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2012	2011	2010

Comprehensive Income
Net income (loss)	$862	$1,187	$(9,458)

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(3,190)	(1,398)	(798)
Deferred income tax benefit	1,276	559	319
Gains (losses) arising during the period	1,822	6,645	(342)
Deferred income tax benefit (expense)	(729)	(2,658)	138

Unrealized holding gains (losses) adjustment, net of tax	(821)	3,148	(683)

Defined Benefit Pension Plans:
Net periodic pension cost	(666)	(562)	(455)
Net pension loss	(826)	(800)	(564)
Deferred income tax benefit	575	525	392

Defined benefit pension plan adjustment, net of tax	(917)	(837)	(627)

Total other comprehensive income (loss)	(1,738)	2,311	(1,310)

Comprehensive income (loss)	$(876)	$3,498	$(10,768)

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in thousands)	2012	2011	2010

Common stock
Beginning of year	$56	$—	$—
Issuance of common stock	—	56	—

End of year	$56	$56	$—

Additional paid-in capital
Beginning of year	$53,869	$—	$—
Issuance of common stock	—	55,790	—
Common stock issuance cost	—	(1,933)	—
ESOP shares allocated	125	12	—

End of year	$53,994	$53,869	$—

Retained earnings
Beginning of year	$67,708	$66,521	$75,979
Net income (loss)	862	1,187	(9,458)

End of year	$68,570	$67,708	$66,521

Accumulated other comprehensive income (loss), net of tax
Beginning of year	$(1,329)	$(3,640)	$(2,330)
Other comprehensive income (loss)	(1,738)	2,311	(1,310)

End of year	$(3,067)	$(1,329)	$(3,640)

Unearned ESOP shares
Beginning of year	$(4,394)	$—	$—
ESOP shares purchased	—	(4,468)	—
ESOP shares allocated	314	74	—

End of year	$(4,080)	$(4,394)	$—

Unearned equity incentive plan shares
Beginning of year	$—	$—	$—
Equity incentive plan shares purchased	(3,601)	—	—

End of year	$(3,601)	$—	$—

Stock-based deferral plan shares
Beginning of year	$(339)	$—	$—
Stock-based deferral plan shares purchased	(4)	(339)	—

End of year	$(343)	$(339)	$—

Total stockholders’ equity
Beginning of year	$115,571	$62,881	$73,649
Issuance of common stock	—	55,846	—
Common stock issuance cost	—	(1,933)	—
Net income (loss)	862	1,187	(9,458)
Other comprehensive income (loss)	(1,738)	2,311	(1,310)
ESOP shares purchased	—	(4,468)	—
ESOP shares allocated	439	86	—
Equity incentive plan shares purchased	(3,601)	—	—
Stock-based deferral plan shares purchased	(4)	(339)	—

End of year	$111,529	$115,571	$62,881

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2012	2011	2010

Operating Activities
Net income (loss)	$862	$1,187	$(9,458)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	1,700	3,785	22,419
Provision for losses on foreclosed properties	1,308	1,574	1,780
Depreciation	1,192	1,225	1,231
Gain on sale of fixed and other assets	(8)	—	—
Net loss on sale of foreclosed real estate	176	410	69
Deferred income tax expense (benefit)	277	462	(3,546)
Net amortization of premiums on securities	3,489	2,045	833
Gain on sale of securities	(3,190)	(1,398)	(798)
Net accretion of deferred fees on loans	(96)	(147)	(134)
Mortgage loans originated for sale	(92,429)	(65,959)	(100,181)
Proceeds from sale of mortgage loans	90,955	68,850	97,103
Gain on sale of mortgage loans	(1,695)	(1,095)	(1,418)
ESOP compensation expense	439	86	—
Decrease (increase) in income tax receivable	2,528	722	(3,962)
Decrease (increase) in interest receivable	(225)	(20)	124
Decrease in interest payable	(26)	(17)	(59)
Net change in other assets and liabilities	2,248	496	2,952

Net cash provided by operating activities	7,505	12,206	6,955

Investing Activities
Securities available for sale:
Purchases	(245,443)	(178,775)	(178,988)
Proceeds from sales	160,301	46,444	18,908
Proceeds from maturities and/or calls	23,994	38,240	51,104
Principal repayments on mortgage-backed and asset-backed securities	43,917	31,003	23,423
Redemption of FHLB stock	441	100	23
Net decrease in loans receivable	26,875	57,900	66,548
Purchase of credit impaired loan	(2,895)	—	—
Foreclosed real estate:
Capital expenses	(22)	(41)	(72)
Net proceeds from sales	4,716	4,115	3,719
Purchases of premises and equipment	(530)	(434)	(1,095)
Net proceeds from sales of fixed and other assets	93	—	—

Net cash provided by (used in) investing activities	11,447	(1,448)	(16,430)

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2012	2011	2010

Financing Activities
Net increase (decrease) in deposits	$(29,937)	$(11,521)	$11,219
Net repayments of Federal Home Loan Bank advances	(10,000)	—	—
Net repayments of repurchase agreements	(347)	(250)	(686)
Proceeds from the issuance of common stock, net of issuance costs	—	53,913	—
Stock-based deferral plan shares purchased	(4)	(339)	—
Common stock purchased by ESOP	—	(4,468)	—
Equity incentive plan shares purchased	(3,601)	—	—

Net cash provided by (used in) financing activities	(43,889)	37,335	10,533

Increase (decrease) in cash and cash equivalents	(24,937)	48,093	1,058

Cash and Cash Equivalents:
Beginning of period	72,327	24,234	23,176

End of period	$47,390	$72,327	$24,234

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$6,518	$8,659	$11,503
Income taxes	(2,226)	(134)	1,434

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	17,464	3,533	12,585
Loans to finance the purchase of foreclosed properties	—	—	138
Change in unrealized gain on securities available for sale	(1,368)	5,247	(1,140)
Change in deferred income taxes resulting from other comprehensive income	1,122	(1,574)	849
Change in deferred benefit pension plans	(1,492)	(1,362)	(1,019)
Securities not settled	21,260	—	—

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

Investment Securities – The Company classifies investment securities into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held to maturity securities or trading securities and equity securities not classified as trading securities are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company classified no securities as trading securities as of December 31, 2012 and December 31, 2011.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments Held at Cost – The Bank, as a member of the Federal Home Loan Bank system (the “FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2012 and December 31, 2011.

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

Methodology change – In the fourth quarter, the Bank modified its loan loss methodology for unimpaired commercial construction and land development and its unimpaired commercial mortgage loans. This change resulted in further segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-offs rates, created by two segments of these loan classes, against the significantly diminished credit exposure to the Bank within these same classes. Specifically, additional sub segments of loans on large tracts of unimproved land or land development loans in excess of $1 million and purchased participations from a failed bank in out of market commercial mortgage loans were created. This change in methodology resulted in a nonrecurring reduction of approximately $1.6 million in the Bank’s reserves on loans not considered impaired.

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

Loans Past Due 90 Days or More, Nonaccruing, Impaired, or Restructured – The Bank’s policies related to when loans are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Bank suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected, or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. While a loan is on nonaccruing status, the Bank recognizes interest income only to the extent cash payments are received in excess of collection of the principal portion of the payment on the loan. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.

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

The components of the Company’s accumulated other comprehensive loss, net of income taxes, are as follows:

	December 31,
(in thousands)	2012	2011

Unrealized gain on securities	$1,879	$2,700
Benefit plan liability	(4,946)	(4,029)

Accumulated other comprehensive loss, net of tax	$(3,067)	$(1,329)

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A significant portion of the recorded deferred tax assets relate to a loan loss allowance on which the realization of income tax benefits is dependent on the Bank’s ability to generate future taxable income. Because of this dependency, the Bank’s management considered the need for a valuation allowance, but determined there was sufficient positive evidence to support their conclusion not to record a valuation allowance. The positive evidence that led the Bank’s management to conclude that the income tax benefits of the Bank’s deferred tax assets would be realized included (1) the Bank has a sustained history of generating taxable income and realizing the income tax benefits of its deferred tax assets and income tax credits, (2) the Bank’s management believes that, based on certain credit quality indicators, the credit quality issues that resulted in the 2010 net loss and caused the net operating loss carry forward and deferred tax asset related to the loan loss allowance have significantly improved, (3) the Bank generated pretax income in 2012 and 2011, (4) the Bank’s management is aware of one or more strategies that, if implemented, could generate future taxable income, and (5) the net operating loss carry forward does not expire in the near term and the Bank has not experienced expiring loss carry forwards in its past. The Bank’s loss carry forward periods under applicable federal and North Carolina income tax laws are 20 years and 15 years, respectively, with remaining loss carry forward periods of 18 years and 13 years, respectively.

The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years ended December 31, 2008 through 2011 are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

Pension Plan – The Bank has two noncontributory, defined benefit pension plans. The Bank recognizes the overfunded or underfunded status of the plans as an asset or liability in its consolidated statement of financial position and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. GAAP also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equity Incentive Plan – The Company plans to issue restricted stock and stock options under the 2012 Equity Incentive Plan to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company plans to follow a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

For diluted income per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance. The effects of restricted stock and stock options are excluded from the computation of diluted income per common share in periods in which the effect would be antidilutive. Potential common shares that might be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method. At December 31, 2012, the Company had no stock options or restricted stock that would cause a dilutive effect on net income per common share.

For the year ended December 31, 2011, weighted average shares outstanding used in the calculation of basic and diluted net income per share were the weighted average of shares outstanding, which include ESOP shares held by the trustee, from October 12, 2011, the date on which the Company’s common stock began trading on the Nasdaq Global Market, to December 31, 2011.

Net income per common share has been computed based on the following:

	Year Ended December 31,
(dollars in thousands, except per share data)	2012	2011

Numerator:
Net income (loss)	$862	$1,187

Denominator:
Weighted average common shares issued	5,584,551	5,584,551
Less: Weighted average unallocated ESOP shares	423,721	443,089

Weighted average common shares used to compute net income per common share – basic	5,160,830	5,141,462

Weighted average common shares used to compute net income per common share – diluted	5,160,830	5,141,462

Net income per common share – Basic	$0.17	$0.23

Net income per common share – Diluted	$0.17	$0.23

Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform to the December 31, 2012 presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

Accounting Standards Update ASU 2012-03 – In August, 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections, which amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) corrections related to ASU 2010-22. ASU 2012-03 is effective for all entities upon issuance. The adopting of the new guidance did not have a significant impact on the Company’s financial statements.

Accounting Standards Update ASU 2013-02 – In February, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. Both public and nonpublic entities that report items of OCI are affected by the ASU. ASU 2013-02 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The amendments in the ASU should be applied prospectively. The adoption of the new guidance is not expected to have an impact on the Company’s financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. STOCK CONVERSION AND CHANGE IN CORPORATE FORM

The Company completed its initial public stock offering in connection with the Bank’s conversion from the mutual to the stock form of organization on October 11, 2011. The Company sold a total of 5,584,551 shares of its common stock at an offering price of $10.00 per share. This included 446,764 shares purchased by the ESOP pursuant to a loan from the Company in the amount of $4.5 million. Trading of the Company’s common stock commenced on the Nasdaq Global Market on October 12, 2011 under the symbol “ASBB.” The conversion was accounted for as a change in corporate form and, as a result, the historic basis of the Bank’s assets, liabilities and equity remained unchanged. Including the additional $4.5 million in ESOP share purchases, gross proceeds were $55.8 million. After payment of conversion expenses of approximately $1.9 million, the net proceeds of $53.9 million received in the offering, as reduced for the unearned ESOP shares of $4.5 million, was reflected in the stockholders’ equity accounts of the Company in its December 31, 2011 consolidated balance sheet. On October 11, 2011, the Company contributed $28.0 million in capital to the Bank from the proceeds received in the offering.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

December 31, 2012

U.S. Government Sponsored Entity (GSE) and agency securities due –
After 1 year but within 5 years	$10,609	$232	$(16)	$10,825
After 5 years but within 10 years	1,416	6	—	1,422
Asset-backed securities issued by the Small Business Administration (SBA)	69,088	1,387	(64)	70,411
Residential mortgage-backed securities issued by GSE’s (1)	105,598	1,386	(297)	106,687
State and local government securities due –
After 5 years but within 10 years	7,613	388	(6)	7,995
After 10 years	40,570	529	(442)	40,657
Mutual funds	711	28	—	739

Total	$235,605	$3,956	$(825)	$238,736

December 31, 2011

U.S. GSE and agency securities due –
After 1 year but within 5 years	$33,174	$895	$(4)	$34,065
After 5 years but within 10 years	6,131	165	—	6,296
After 10 years	2,000	6	—	2,006
Asset-backed securities issued by the SBA	30,736	760	(4)	31,492
Residential mortgage-backed securities issued by GSE’s (1)	155,275	2,207	(104)	157,378
State and local government securities due –
After 5 years but within 10 years	2,831	175	—	3,006
After 10 years	8,528	389	(9)	8,908
Mutual funds	689	23	—	712

Total	$239,364	$4,620	$(121)	$243,863

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

December 31, 2012

U.S. GSE and agency securities due –
After 5 years but within 10 years	$1,065	$144	$—	$1,209
Residential mortgage-backed securities issued by GSE’s (1)	1,166	83	—	1,249
State and local government securities due –
After 5 years but within 10 years	951	141	—	1,092
After 10 years	1,467	165	—	1,632

Total	$4,649	$533	$—	$5,182

December 31, 2011
U.S. GSE and agency securities due –
After 5 years but within 10 years	$1,078	$140	$—	$1,218
Residential mortgage-backed securities issued by GSE’s (1)	1,726	121	—	1,847
State and local government securities due –
After 10 years	2,414	274	—	2,688

Total	$5,218	$535	$—	$5,753

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and December 31, 2011. The total number of securities with unrealized losses at December 31, 2012 and December 31, 2011 were 54 and 11, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the ability and intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Securities Available for Sale

US GSE and agency	$1,984	$(16)	$—	$—	$1,984	$(16)
Asset-backed SBA	13,381	(63)	390	(1)	13,771	(64)
Residential mortgage- backed GSE (1)	35,995	(297)	—	—	35,995	(297)
State and local government	24,018	(448)	—	—	24,018	(448)

Temporarily impaired securities available for sale	75,378	(824)	390	(1)	75,768	(825)

Total temporarily impaired securities	$75,378	$(824)	$390	$(1)	$75,768	$(825)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2012 and December 31, 2011 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES (Continued)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
(in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Securities Available for Sale

US GSE and agency	$3,996	$(4)	$—	$—	$3,996	$(4)
Asset-backed SBA	2,254	(4)	—	—	2,254	(4)
Residential mortgage- backed GSE (1)	16,378	(104)	—	—	16,378	(104)
State and local government	581	(9)	—	—	581	(9)

Temporarily impaired securities available for sale	23,209	(121)	—	—	23,209	(121)

Total temporarily impaired securities	$23,209	$(121)	$—	$—	$23,209	$(121)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2012 and December 31, 2011 or during the periods then ended.

The fair value of investment securities pledged as collateral follow:

	December 31,
(in thousands)	2012	2011

Pledged to Federal Reserve Discount Window	$3,301	$10,835
Pledged to Federal funds purchased lines of credit	—	1,218
Pledged to repurchase agreements for commercial customers	922	758

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Interest income from taxable securities	$4,532	$4,904	$4,085
Interest income from tax-exempt securities	625	284	134

Total interest income from securities	$5,157	$5,188	$4,219

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INVESTMENT SECURITIES (Continued)

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Proceeds from sales of securities	$160,301	$46,444	$18,908
Realized gains from sales of securities	3,190	1,398	798

4. LOANS RECEIVABLE

The composition of loans receivable by segment and class follow:

	December 31,
(in thousands)	2012	2011

Commercial:
Commercial construction and land development	$5,161	$22,375
Commercial mortgage	138,804	139,947
Commercial and industrial	11,093	17,540

Total commercial	155,058	179,862

Non-commercial:
Non-commercial construction and land development	3,729	3,907
Residential mortgage	163,571	175,866
Revolving mortgage	48,221	51,044
Consumer	17,552	22,588

Total non-commercial	233,073	253,405

Total loans receivable	388,131	433,267
Less: Deferred loan fees	(410)	(384)

Total loans receivable net of deferred loan fees	387,721	432,883
Less: Allowance for loan losses	(8,513)	(10,627)

Loans receivable, net	$379,208	$422,256

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss*	Total Loans

December 31, 2012

Commercial:
Commercial construction and land development	$4,516	$450	$195	$—	$—	$5,161
Commercial mortgage	117,046	21,231	527	—	—	138,804
Commercial and industrial	10,239	694	160	—	—	11,093

Total commercial	131,801	22,375	882	—	—	155,058

Non-commercial:
Non-commercial construction and land development	3,729	—	—	—	—	3,729
Residential mortgage	151,617	9,797	2,153	—	4	163,571
Revolving mortgage	45,140	2,294	787	—	—	48,221
Consumer	16,722	683	147	—	—	17,552

Total non-commercial	217,208	12,774	3,087	—	4	233,073

Total loans receivable	$349,009	$35,149	$3,969	$—	$4	$388,131

December 31, 2011

Commercial:
Commercial construction and land development	$6,394	$1,002	$14,410	$—	$569	$22,375
Commercial mortgage	118,735	19,858	1,354	—	—	139,947
Commercial and industrial	12,834	2,058	2,647	1	—	17,540

Total commercial	137,963	22,918	18,411	1	569	179,862

Non-commercial:
Non-commercial construction and land development	3,797	—	109	1	—	3,907
Residential mortgage	163,134	8,417	4,315	—	—	175,866
Revolving mortgage	48,057	2,003	984	—	—	51,044
Consumer	21,189	1,246	153	—	—	22,588

Total non-commercial	236,177	11,666	5,561	1	—	253,405

Total loans receivable	$374,140	$34,584	$23,972	$2	$569	$433,267

*	Items included in the “Loss” column are fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(in thousands)	31-89 Days	90 Days or More	Total	Current	Total Loans

December 31, 2012

Commercial:
Commercial construction and land development	$16	$40	$56	$5,105	$5,161
Commercial mortgage	393	—	393	138,411	138,804
Commercial and industrial	135	114	249	10,844	11,093

Total commercial	544	154	698	154,360	155,058

Non-commercial:
Non-commercial construction and land development	—	—	—	3,729	3,729
Residential mortgage	875	808	1,683	161,888	163,571
Revolving mortgage	203	60	263	47,958	48,221
Consumer	492	28	520	17,032	17,552

Total non-commercial	1,570	896	2,466	230,607	233,073

Total loans receivable	$2,114	$1,050	$3,164	$384,967	$388,131

December 31, 2011

Commercial:
Commercial construction and land development	$363	$6,251	$6,614	$15,761	$22,375
Commercial mortgage	—	833	833	139,114	139,947
Commercial and industrial	2,177	506	2,683	14,857	17,540

Total commercial	2,540	7,590	10,130	169,732	179,862

Non-commercial:
Non-commercial construction and land development	—	110	110	3,797	3,907
Residential mortgage	1,426	1,922	3,348	172,518	175,866
Revolving mortgage	751	407	1,158	49,886	51,044
Consumer	939	27	966	21,622	22,588

Total non-commercial	3,116	2,466	5,582	247,823	253,405

Total loans receivable	$5,656	$10,056	$15,712	$417,555	$433,267

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	December 31, 2012		December 31, 2011
(in thousands)	Nonaccruing	Past Due 90 Days or More and Still Accruing	Nonaccruing	Past Due 90 Days or More and Still Accruing

Commercial:
Commercial construction and land development	$40	$—	$14,695	$—
Commercial mortgage	—	—	833	—
Commercial and industrial	114	—	2,595	—

Total commercial	154	—	18,123	—

Non-commercial:
Non-commercial construction and land development	—	—	110	—
Residential mortgage	808	—	1,922	—
Revolving mortgage	155	—	440	—
Consumer	34	—	27	—

Total non-commercial	997	—	2,499	—

Total loans receivable	$1,151	$—	$20,622	$—

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $13.3 million and $12.3 million at December 31, 2012 and December 31, 2011, respectively.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

(in thousands)	Commercial	Non- Commercial	Total

Year Ended December 31, 2012

Balance at beginning of period	$6,625	$4,002	$10,627
Provision for loan losses	1,661	39	1,700
Charge-offs	(3,447)	(548)	(3,995)
Recoveries	21	160	181

Balance at end of period	$4,860	$3,653	$8,513

Year Ended December 31, 2011

Balance at beginning of period	$7,658	$5,018	$12,676
Provision for loan losses	2,906	879	3,785
Charge-offs	(4,033)	(2,101)	(6,134)
Recoveries	94	206	300

Balance at end of period	$6,625	$4,002	$10,627

An analysis of the allowance for loan losses follows:

(in thousands)

Year Ended December 31, 2010

Balance at beginning of period	$8,994
Provision for loan losses	22,419
Charge-offs	(18,864)
Recoveries	127

Balance at end of period	$12,676

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The ending balances of loans and the related allowance, by segment and class, follows:

	Allowance for Loan Losses			Total Loans Receivable
(in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total

December 31, 2012

Commercial:
Commercial construction and land development	$14	$146	$160	$184	$4,977	$5,161
Commercial mortgage	633	3,477	4,110	3,673	135,131	138,804
Commercial and industrial	84	506	590	375	10,718	11,093

Total commercial	731	4,129	4,860	4,232	150,826	155,058

Non-commercial:
Non-commercial construction and land development	—	243	243	—	3,729	3,729
Residential mortgage	150	1,691	1,841	2,836	160,735	163,571
Revolving mortgage	114	1,009	1,123	208	48,013	48,221
Consumer	—	446	446	—	17,552	17,552

Total non-commercial	264	3,389	3,653	3,044	230,029	233,073

Total loans receivable	$995	$7,518	$8,513	$7,276	$380,855	$388,131

December 31, 2011

Commercial:
Commercial construction and land development	$709	$690	$1,399	$17,305	$5,070	$22,375
Commercial mortgage	70	4,426	4,496	1,426	138,521	139,947
Commercial and industrial	1	729	730	507	17,033	17,540

Total commercial	780	5,845	6,625	19,238	160,624	179,862

Non-commercial:
Non-commercial construction and land development	1	188	189	116	3,791	3,907
Residential mortgage	231	1,894	2,125	4,378	171,488	175,866
Revolving mortgage	—	1,092	1,092	300	50,744	51,044
Consumer	—	596	596	—	22,588	22,588

Total non-commercial	232	3,770	4,002	4,794	248,611	253,405

Total loans receivable	$1,012	$9,615	$10,627	$24,032	$409,235	$433,267

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follows:

		Recorded Investment
(in thousands)	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

December 31, 2012

Commercial:
Commercial construction and land development	$225	$144	$40	$184	$14
Commercial mortgage	3,673	3,146	527	3,673	633
Commercial and industrial	748	249	126	375	84

Total commercial	4,646	3,539	693	4,232	731

Non-commercial:
Residential mortgage	2,978	1,747	1,089	2,836	150
Revolving mortgage	211	208	—	208	114

Total non-commercial	3,189	1,955	1,089	3,044	264

Total impaired loans	$7,835	$5,494	$1,782	$7,276	$995

December 31, 2011

Commercial:
Commercial construction and land development	$19,183	$12,868	$4,437	$17,305	$709
Commercial mortgage	2,124	521	905	1,426	70
Commercial and industrial	1,509	147	360	507	1

Total commercial	22,816	13,536	5,702	19,238	780

Non-commercial:
Non-commercial construction and land development	195	116	—	116	1
Residential mortgage	4,888	2,977	1,401	4,378	231
Revolving mortgage	300	—	300	300	—

Total non-commercial	5,383	3,093	1,701	4,794	232

Total impaired loans	$28,199	$16,629	$7,403	$24,032	$1,012

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Year Ended December 31,
	2012		2011		2010
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$12,496	$3	$16,668	$303	$17,171	$195
Commercial mortgage	4,422	118	4,108	78	12,674	322
Commercial and industrial	363	1	1,114	11	1,477	67

Total commercial	17,281	122	21,890	392	31,322	584

Non-commercial:
Non-commercial construction and land development	19	—	2,308	63	1,414	32
Residential mortgage	3,520	101	5,655	141	7,967	236
Revolving mortgage	305	8	154	—	33	16

Total non-commercial	3,844	109	8,117	204	9,414	284

Total loans receivable	$21,125	$231	$30,007	$596	$40,736	$868

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The Bank did not restructure any loans during the three months ended December 31, 2012. The payment terms on two loans were extended during the year ended December 31, 2012, and the Bank reduced the interest rate below market levels on three loans during the year ended December 31, 2012. The Bank extended payment terms on no loans during the three months ended December 31, 2011 and on five loans during the year ended December 31, 2011 and allowed the payments on one loan to be reduced based on the principal remaining after a partial charge-off during the year ended December 31, 2011.

	Year Ended December 31, 2012			Year Ended December 31, 2011
(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate
Non-commercial:
Residential mortgage	3	$897	$893	—	$—	$—

Total non-commercial	3	897	893	—	—	—

Total	3	$897	$893	—	$—	$—

Extended payment terms
Commercial:
Commercial construction and land development	1	$234	$—	—	$—	$—
Commercial mortgage	1	3,196	3,146	—	—	—

Total commercial	2	3,430	3,146	—	—	—

Non-commercial:
Non-commercial construction and land development	—	—	—	1	1,750	—
Residential mortgage	—	—	—	4	622	620

Total non-commercial	—	—	—	5	2,372	620

Total	2	$3,430	$3,146	5	$2,372	$620

Forgiveness of principal
Commercial:
Commercial and industrial	—	$—	$—	1	$503	$139

Total commercial	—	—	—	1	503	139

Total	—	$—	$—	1	$503	$139

Total	5	$4,327	$4,039	6	$2,875	$759

The following table presents loans that were modified as TDRs within the years ended December 31, 2012 and 2011 that stopped performing in accordance with their modified terms during the periods indicated. During the year ended December 31, 2012, one loan modified as a TDR stopped performing and its collateral was moved into foreclosed properties. No loans stopped performing during the fourth quarter of 2012. During the year ended December 31, 2011, one loan modified as a TDR stopped performing and its collateral was moved into foreclosed properties. No loans stopped performing during the fourth quarter of 2011.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ALLOWANCE FOR LOAN LOSSES (Continued)

	Year Ended December 31, 2012		Year Ended December 31, 2011
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Extended payment terms
Commercial:
Commercial construction and land development	1	$—	—	$—

Total commercial	1	—	—	—

Total	1	$—	—	$—

Forgiveness of principal
Commercial:
Commercial and industrial	—	$—	1	$139

Total commercial	—	—	1	139

Total	—	$—	1	$139

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

The Bank’s loans that were considered to be troubled debt restructurings follow:

	December 31,
(in thousands)	2012	2011

Nonperforming restructured loans	$114	$13,097
Performing restructured loans	5,065	1,142

Total	$5,179	$14,239

6. PREMISES AND EQUIPMENT

A summary of Bank premises and equipment, and related depreciation expense, follows:

	December 31,
(in thousands)	2012	2011

Land	$3,395	$3,407
Office buildings and improvements	15,409	15,732
Furniture, fixtures, equipment and auto	7,684	8,386

Total	26,488	27,525
Less – accumulated depreciation	(13,182)	(13,472)

Premises and equipment, net	$13,306	$14,053

	Year Ended December 31,
(in thousands)	2012	2011	2010

Depreciation expense	$1,192	$1,225	$1,231

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. DEPOSIT ACCOUNTS

The Bank’s deposit accounts are summarized as follows:

	December 31,
(in thousands)	2012	2011

Noninterest-bearing demand accounts	$65,295	$54,102
NOW accounts	141,276	132,812
Money market accounts	152,838	137,901
Savings accounts	29,686	24,880
Certificate accounts	189,204	258,541

Total deposits	$578,299	$608,236

The scheduled maturities of certificate of deposit accounts follow:

	December 31,
(in thousands)	2012	2011

2012	$—	$187,225
2013	98,815	46,616
2014	48,059	18,446
2015	33,016	3,194
2016	4,657	3,036
2017	4,657	24

Total	$189,204	$258,541

Additional certificate of deposit information (amounts included in the preceding tables)
Aggregate certificate of deposit accounts of $100,000 or more	$58,338	$89,098

Brokered certificate of deposit accounts	$16,376	$15,359

Deposit interest expense follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2012	2011	2010

NOW accounts	$526	$934	$1,780
Savings accounts	45	72	70
Money market accounts	473	721	1,046
Certificate accounts	3,059	4,495	6,128

Total deposits	$4,103	$6,222	$9,024

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OVERNIGHT AND SHORT-TERM BORROWINGS

Overnight and short-term borrowings follow:

	December 31,
(in thousands)	2012	2011

Securities sold under agreements to repurchase	$411	$758

Total overnight and short-term borrowings	$411	$758

Total available credit under federal funds borrowing agreements	$49,636	$55,335

The Bank has a federal funds borrowing agreement with the Federal Reserve Bank whereby any borrowings under the agreement are secured by qualifying assets pledged by the Bank.

9. ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank has established a line of credit borrowing arrangement with the FHLB of Atlanta. Available credit under this commitment was $56.3 million at December 31, 2012 and $50.9 million at December 31, 2011. As security for advances, the Bank, under a blanket-floating lien, is required to maintain qualifying mortgages with unpaid principal balances, when discounted at 75% of the unpaid principal balances, equal to at least 100% of its outstanding advances. All stock in the FHLB of Atlanta is also pledged to secure these advances.

Maturities, conversion dates, and interest rates on outstanding FHLB of Atlanta advances follow:

(dollars in thousands)
Maturity Date	Date Convertible by FHLB to Variable Rate	Interest Rate	December 31,
			2012	2011

March 13, 2017	March 13, 2013 (1)	4.09%	$10,000	$10,000
March 13, 2017	March 13, 2013 (1)	4.20%	10,000	10,000
March 20, 2017	March 20, 2013 (1)	3.99%	10,000	10,000
June 29, 2017	March 29, 2012 (1)	4.46%	—	10,000
September 11, 2017	March 12, 2013 (1)	3.45%	10,000	10,000
September 17, 2018	September 17, 2013 (2)	3.65%	10,000	10,000

Total FHLB advances			$50,000	$60,000

(1)	FHLB has the option to convert the advance to a variable rate each quarter until maturity.
(2)	FHLB has the option to convert the advance to a variable rate only on the date indicated.

If the FHLB of Atlanta exercises its conversion option, the Bank can accept the new terms or repay the advance without any prepayment penalty. These advance agreements also contain prepayment penalty provisions for early repayments if current advance rates are lower than the interest rates on the advances being repaid.

The Bank had outstanding irrevocable letters of credit totaling $2.0 million and $1.5 million from the FHLB of Atlanta at December 31, 2012 and December 31, 2011, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions, to the extent required by law.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

Components of the income tax provision follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Current:
Federal	$25	$126	$(2,528)

Total current expense (benefit)	25	126	(2,528)

Deferred:
Federal	172	337	(2,424)
State	105	125	(1,122)

Total deferred expense (benefit)	277	462	(3,546)

Total income tax provision (benefit)	$302	$588	$(6,074)

Increases (decreases) in deferred tax assets (liabilities) allocated to other comprehensive income related to:
Unrealized (gains) losses on securities available for sale	$547	$(2,099)	$457
Qualified and non-qualified pension plan liability adjustments	575	525	392

Total	$1,122	$(1,574)	$849

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (Continued)

The approximate tax effects of each type of temporary difference that gave rise to the Bank’s deferred income tax assets and liabilities follows:

	December 31,
(in thousands)	2012	2011

Deferred tax assets relating to:
Deferred loan fees	$158	$148
Deferred compensation	418	376
Non-accrual interest, book versus tax	9	11
Accrued vacation	219	203
Allowance for loan losses	3,282	4,097
Pension liabilities and prepayments	3,103	2,528
Net operating/net economic loss carry forward	1,150	1,212
Loss reserve on foreclosed real estate	1,201	806
Deferred gain on sale of foreclosed real estate	4	4
Other	152	296

Total deferred tax assets	9,696	9,681

Deferred tax liabilities relating to:
Original issue discount - loan fees	(531)	(556)
Property	(300)	(387)
Pension liabilities and prepayments	(1,287)	(1,462)
FHLB stock	(761)	(761)
Unrealized gain on securities available for sale	(1,253)	(1,800)
Other	(114)	(110)

Total deferred tax liabilities	(4,246)	(5,076)

Net recorded deferred tax assets	$5,450	$4,605

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES (Continued)

Income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes differs from the actual income tax provision because of the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Income tax provision at statutory rate	$396	$604	$(5,281)
Increase (decrease) in income taxes resulting from:
State taxes, net of federal effect	69	82	(741)
Other, net	(163)	(98)	(52)

Total	$302	$588	$(6,074)

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

As of December 31, 2012, the most recent regulatory reporting period, the Bank was well capitalized under the current regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I leverage ratio, and Tier I risk adjusted capital as set forth in the table below.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. REGULATORY CAPITAL REQUIREMENTS (Continued)

The following tables set forth actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

December 31, 2012
Tier I leverage capital	$112,508	14.69%	$30,632	4.00%	$38,290	5.00%
Tier I risk-based capital	112,508	27.72%	16,237	4.00%	24,356	6.00%
Total risk-based capital	117,638	28.98%	32,475	8.00%	40,594	10.00%

December 31, 2011
Tier I leverage capital	$114,757	14.30%	$32,098	4.00%	$40,122	5.00%
Tier I risk-based capital	114,757	27.52%	16,678	4.00%	25,017	6.00%
Total risk-based capital	120,050	28.79%	33,356	8.00%	41,694	10.00%

Asheville Savings Bank, S.S.B.

December 31, 2012
Tier I leverage capital	$90,388	12.06%	$29,983	4.00%	$37,479	5.00%
Tier I risk-based capital	90,388	22.35%	16,174	4.00%	24,262	6.00%
Total risk-based capital	95,498	23.62%	32,349	8.00%	40,436	10.00%
NC Savings Bank capital	98,914	13.48%	36,680	5.00%	n/a	n/a

December 31, 2011
Tier I leverage capital	$88,897	11.09%	$32,063	4.00%	$40,079	5.00%
Tier I risk-based capital	88,897	21.35%	16,658	4.00%	24,988	6.00%
Total risk-based capital	94,193	22.62%	33,317	8.00%	41,646	10.00%
NC Savings Bank capital	99,538	12.67%	39,292	5.00%	n/a	n/a

A reconciliation of GAAP equity and regulatory capital amounts follows:

	ASB Bancorp December 31,		Asheville Savings Bank December 31,
(in thousands)	2012	2011	2012	2011

Total GAAP equity	$111,529	$115,571	$89,372	$89,721
Accumulated other comprehensive income, net of tax	3,067	1,329	3,104	1,319
Disallowed deferred tax assets	(2,088)	(2,143)	(2,088)	(2,143)

Tier I capital	112,508	114,757	90,388	88,897
Unrealized gains on available for sale equity securities	13	14	13	14
Allowable portion of allowance for loan losses	5,117	5,279	5,097	5,282

Total risk-based capital	$117,638	$120,050	95,498	94,193

Disallowed portion of allowance for loan losses	n/a	n/a	3,416	5,345

NC Savings Bank capital	n/a	n/a	$98,914	$99,538

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

Effective April 1, 2013, the Board of Directors amended the Bank’s Qualified and Non-qualified pension plans (the “Plans”) to curtail or eliminate benefits under the plans for services to be performed in future periods.

Effective January 1, 2010, the Board of Directors amended the Bank’s Qualified and Non-qualified pension plans to reduce the projected benefit obligations under the plans for services to be performed in future periods.

Effective December 31, 2009, benefits under the Bank’s Plans were reduced with respect to existing employees and no new participants were allowed to enter the Plans after the effective date.

The following tables set forth the status of both the Qualified and the Non-qualified Plans using measurement dates of December 31, 2012 and 2011:

	Non-qualified		Qualified
(in thousands)	2012	2011	2012	2011

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$1,196	$1,152	$18,772	$17,042
Service cost	3	5	135	169
Interest cost	54	58	946	922
Actuarial loss	140	49	2,312	1,244
Benefits paid	(68)	(68)	(616)	(605)

Projected benefit obligation at end of year	$1,325	$1,196	$21,549	$18,772

Change in Plan Assets
Fair value of plan assets at beginning of year	$—	$—	$17,197	$17,279
Actual return on plan assets	—	—	1,431	523
Employer contribution	68	68	145	—
Benefits paid	(68)	(68)	(616)	(605)

Fair value of plan assets at end of year	$—	$—	$18,157	$17,197

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

	Non-qualified		Qualified
(in thousands)	2012	2011	2012	2011

Net Amount Recognized
Funded status	$(1,576)	$(1,196)	$(3,393)	$(1,575)
Unrecognized net actuarial loss	495	374	8,053	6,760
Unrecognized prior service credit	(34)	(46)	(465)	(531)

Net amount recognized	$(1,115)	$(868)	$4,195	$4,654

Amounts Recognized in Balance Sheets Pension obligation	$(1,576)	$(1,196)	$(3,393)	$(1,575)

Amounts Recognized in Accumulated Other Comprehensive Income
Net actuarial loss	$495	$374	$8,053	$6,760
Prior service credit	(34)	(46)	(465)	(531)

Accumulated other comprehensive loss	$461	$328	$7,588	$6,229

Expected to be Amortized from Accumulated Other Comprehensive Income Over Next Twelve Months
Net actuarial loss	$37	$24	$621	$508
Prior service credit	(11)	(11)	(66)	(66)

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$3	$5	$5
Interest cost	54	58	61
Amortization of prior service credit	(11)	(11)	(11)
Amortization of net loss	18	22	31

Net periodic benefit cost	$64	$74	$86

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$135	$169	$156
Interest cost	946	922	906
Expected return on plan assets	(932)	(933)	(896)
Amortization of prior service credit	(66)	(66)	(66)
Amortization of net loss	519	396	269

Net periodic benefit cost	$602	$488	$369

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

	Non-qualified		Qualified
(in thousands)	2012	2011	2012	2011

Additional Information

Accumulated benefit obligation	$1,322	$1,194	$21,470	$18,725

Increase in minimum liability included in other comprehensive income	$—	$—	$—	$—

Assumptions used in accounting for the defined benefit plans follow:

	Non-qualified		Qualified
	2012	2011	2012	2011

Weighted Average Assumptions
Used to Determine Benefit
Obligations at Year-End

Discount rate	3.98%	4.91%	4.34%	5.11%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

Weighted Average Assumptions
Used to Determine Net Period
Benefit Cost for the Year

Discount rate	4.91%	5.20%	5.11%	5.50%
Expected long-term return on plan assets	n/a	n/a	5.50%	5.50%
Rate of compensation increase	3.50%	6.00%	3.50%	6.00%

	Qualified
	2012	2011

Asset Allocation

Actual Percentage of Plan Assets
Equity securities	0%	0%
Debt securities	100%	100%
Total	100%	100%

Target Allocation
Equity securities	20%	0%
Debt securities	80%	100%
Total	100%	100%

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

Determination of Expected Long-Term Rate of Return

The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 7% to 9% over a full market cycle of 5-7 years, while cash and fixed income securities are expected to return 1% to 7%. Based on historical experience, the Pension Committee expects that the Plan’s asset managers will provide a premium of approximately 0.40% per annum to their respective market benchmark indices.

Cash Flows

The expected contribution to the Non-qualified Plan for the year ending December 31, 2013 is $70,492. The Bank does not expect to make a Qualified Plan contribution in 2013.

The following benefit payments reflecting expected future service are expected to be paid as follows:

(in thousands)	Non- Qualified	Qualified

Fiscal Year Ending December 31,
2013	$70	$747
2014	70	840
2015	70	880
2016	70	914
2017	70	979
2018 – 2022	377	5,535

401(k) Plan – The Bank sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code, and the Plan covers substantially all employees. The Bank’s matching contribution is equal to 100% of the first 3% of each employee’s compensation for the plan year, plus 50% of the employee’s deferral contributions in excess of 3% but not in excess of 5% of the employee’s compensation for the plan year.

Matching contributions to the Bank’s defined contribution plan under Section 401(k) of the Internal Revenue Code were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Contributions to defined contribution plan	$209	$190	$178

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

Deferred Compensation Plan – The Bank has adopted a non-qualified Directors and Officers Deferral Plan (the “D&O Plan”) under which designated executive officers and directors can defer compensation and board/committee meeting fees into the D&O Plan which contains certain investment elections approved by the Bank’s Compensation Committee and selected by the D&O Plan’s Participants, including the option to invest in the Company’s common stock. All D&O Plan Participants are 100% vested in their account balances at all times. Executive officers must first maximize their participation in the Bank’s qualified 401K Plan and can defer no less than five percent (5%) of compensation. No Participant may defer more than one hundred percent (100%) of fees and compensation. The Bank may, at its discretion, make matching contributions to the D&O Plan but has heretofore not elected to do so. The D&O Plan has been amended to comply with Section 409A of the Internal Revenue Code. The Bank’s assets under the D&O Plan equal its liabilities, which were $1,081,000 at December 31, 2012 and $972,000 at December 31, 2011.

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

At December 31, 2012, the remaining principal balance on the ESOP debt is payable as follows:

(in thousands)	Amount

Principal amounts due on December 31,
2013	$262
2014	270
2015	279
2016	288
2017	298
Thereafter	2,757

Total	$4,154

The Bank is committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to the participants, as principal and interest payments are made by the ESOP to the Company.

Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares shall be reallocated among other participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, will be distributed to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Company stock on which dividends were paid. Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. BENEFIT PLANS (Continued)

Shares held by the ESOP include the following:

	December 31,
(dollars in thousands)	2012	2011

Allocated ESOP shares	7,350	7,350
ESOP shares committed to be released	31,387	—
Unallocated ESOP shares	408,027	439,414

Total ESOP shares	446,764	446,764

Fair value of unallocated ESOP shares	$6,251	$5,141

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released. Total expense recognized in connection with the ESOP was as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010

ESOP expense	$439	$86	$—

13. COMMITMENTS AND CONTINGENCIES

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	December 31,
(in thousands)	2012	2011

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$144,733	$117,446
Commitments under standby letters of credit	156	135

Total	$144,889	$117,581

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

Future minimum lease payments under these leases are as follows:

December 31,
(in thousands)	2012

2013	$362
2014	362
2015	362
2016	362
2017	161
Thereafter	550

Total	$2,159

Total rental expense related to operating leases follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010

Rental expense	$361	$355	$364

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

Investment Commitments – During 2012, the Bank indicated its intent to enter into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank anticipates its first capital investment will be in 2013. This investment will be recognized using the cost method and will be included in “other assets” on the balance sheet.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS

FASB ASC Topic 820: Fair Value Measurements and Disclosures (“FASB ASC Topic 820”) requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non- recurring basis are discussed below. The estimated fair value amounts shown below have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or valuation methodologies could have a material effect on the estimated fair value amounts.

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

The fair value estimates presented below are based on pertinent information available to management as of December 31, 2012 and December 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, SBA asset-backed securities, securities issued by state and local governments, and corporate debt securities.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total Carrying Amount in Balance Sheet
(in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

December 31, 2012

Financial assets:
Cash and cash equivalents	$47,390	$—	$—	$47,390	$47,390
Securities available for sale	739	237,997	—	238,736	238,736
Securities held to maturity	—	5,182	—	5,182	4,649
Investments in FHLB stock	—	—	3,429	3,429	3,429
Loans held for sale	—	9,905	—	9,905	9,759
Loans receivable, net	—	—	382,428	382,428	379,208
Accrued interest receivable	—	—	2,764	2,764	2,764
Deferred compensation assets	1,081	—	—	1,081	1,081

Financial liabilities:
Demand deposits	—	—	389,095	389,095	389,095
Time deposits	—	—	189,755	189,755	189,204
Repurchase agreements	—	—	409	409	411
Federal Home Loan Bank Advances	—	—	56,905	56,905	50,000
Deferred compensation liabilities	1,081	—	—	1,081	1,081
Accrued interest payable	—	—	127	127	127

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total Carrying Amount in Balance Sheet
(in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

December 31, 2011

Financial assets:
Cash and cash equivalents	$72,327	$—	$—	$72,327	$72,327
Securities available for sale	712	243,151	—	243,863	243,863
Securities held to maturity	—	5,753	—	5,753	5,218
Investments in FHLB stock	—	—	3,870	3,870	3,870
Loans held for sale	—	6,689	—	6,689	6,590
Loans receivable, net	—	—	428,876	428,876	422,256
Accrued interest receivable	—	—	2,539	2,539	2,539
Deferred compensation assets	972	—	—	972	972

Financial liabilities:
Demand deposits	—	—	349,695	349,695	349,695
Time deposits	—	—	260,466	260,466	258,541
Repurchase agreements	—	—	756	756	758
Federal Home Loan Bank Advances	—	—	68,641	68,641	60,000
Deferred compensation liabilities	972	—	—	972	972
Accrued interest payable	—	—	153	153	153

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2012 and December 31, 2011.

(in thousands)	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position
Description	Level 1	Level 2	Level 3		Assets/ Liabilities Measured at Fair Value

December 31, 2012

Securities available for sale:
U.S. GSE and agency securities	$—	$12,247	$—	$12,247	$12,247
Asset-backed SBA securities	—	70,411	—	70,411	70,411
Residential mortgage-backed securities issued by GSE’s	—	106,687	—	106,687	106,687
State and local government securities	—	48,652	—	48,652	48,652
Mutual funds	739	—	—	739	739

Total	$739	$237,997	$—	$238,736	$238,736

Defined benefit plan assets:
Cash and cash equivalents	$5,837	$—	$—
Money market mutual funds	225	—	—
Debt security mutual funds	12,095	—	—

Total	$18,157	$—	$—

December 31, 2011

Securities available for sale:
U.S. GSE and agency securities	$—	$42,367	$—	$42,367	$42,367
Asset-backed SBA securities	—	31,492	—	31,492	31,492
Residential mortgage-backed securities issued by GSE’s	—	157,378	—	157,378	157,378
State and local government securities	—	11,914	—	11,914	11,914
Mutual funds	712	—	—	712	712

Total	$712	$243,151	$—	$243,863	$243,863

Defined benefit plan assets:
Cash and cash equivalents	$173	$—	$—
Money market mutual funds	264	—	—
Debt security mutual funds	16,760	—	—

Total	$17,197	$—	$—

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

(in thousands)	Fair Value Measurement Using			Total Carrying Amount in Statement of Financial Position
Description	Level 1	Level 2	Level 3		Assets/ Liabilities Measured at Fair Value

December 31, 2012

Impaired loans	$—	$—	$4,686	$4,686	$4,686
Foreclosed properties	—	—	19,411	19,411	19,411

December 31, 2011

Impaired loans	$—	$—	$21,858	$21,858	$21,858
Foreclosed properties	—	—	8,125	8,125	8,125

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following financial information pertains to ASB Bancorp, Inc. (parent company only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
(in thousands)	2012	2011

Assets
Cash on deposit with bank subsidiary	$1,997	$16,297
Interest-earning deposits with other financial institutions	8,345	2,998

Total cash and cash equivalents	10,342	19,295
Securities available for sale at fair value	7,576	2,080
ESOP loan receivable	4,154	4,407
Investment in bank subsidiary	89,372	89,721
Other assets	115	78

Total assets	$111,559	$115,581

Liabilities and Stockholders’ Equity
Other liabilities	$30	$10

Total liabilities	30	10
Total stockholders’ equity	111,529	115,571

Total liabilities and stockholders’ equity	$111,559	$115,581

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Condensed Statements of Net Income

	Year Ended December 31,
(in thousands)	2012	2011

Interest and dividend income	$304	$33
Interest expense	—	—

Net interest income	304	33
Noninterest income	—	—
Noninterest expenses	516	118

Loss before income taxes and equity in undistributed income of bank subsidiary	(212)	(85)
Income tax benefit	(72)	(33)

Net loss before equity in undistributed income of bank subsidiary	(140)	(52)
Equity in undistributed income of bank subsidiary	1,002	1,239

Net income	$862	$1,187

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011

Operating Activities
Net income	$862	$1,187
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of bank subsidiary	(1,002)	(1,239)
Net amortization of premiums on securities	133	—
Increase in income tax receivable	(72)	(33)
Increase in interest receivable	(25)	(6)
Net change in other assets and liabilities	49	(22)

Net cash used in operating activities	(55)	(113)

Investing Activities
Securities available for sale:
Purchases	(7,615)	(2,098)
Principal repayments on mortgage-backed backed and asset-backed securities	2,065	—
Investment in bank subsidiary’s common stock	—	(28,000)
ESOP loan	—	(4,468)
ESOP principal payments received	253	61

Net cash used in investing activities	(5,297)	(34,505)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	—	53,913
Equity incentive plan shares purchased	(3,601)	—

Net cash provided by (used in) financing activities	(3,601)	53,913

Net increase (decrease) in cash and cash equivalents	(8,953)	19,295

Cash and cash equivalents:
Beginning of period	19,295	—

End of period	$10,342	$19,295

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Change in unrealized gain on securities available for sale	$79	$(18)
Change in deferred income taxes resulting from other comprehensive income	(32)	7

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited condensed statements of income (loss) for each of the quarters are summarized below for the periods indicated.

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012

Interest and dividend income	$5,967	$6,088	$6,398	$6,539
Interest expense	1,303	1,527	1,743	1,919

Net interest income before provision for loan losses	4,664	4,561	4,655	4,620
Provision for (recovery of) loan losses	(733)	542	1,293	598

Net interest income after provision for loan losses	5,397	4,019	3,362	4,022
Noninterest income	3,083	2,416	1,999	1,958
Noninterest expenses	8,178	5,760	5,588	5,566

Income (loss) before income tax provision (benefit)	302	675	(227)	414
Income tax provision (benefit)	67	218	(113)	130

Net income (loss)	$235	$457	$(114)	$284

Net income (loss) per common share – Basic	$0.05	$0.09	$(0.02)	$0.06

Net income (loss) per common share – Diluted	$0.05	$0.09	$(0.02)	$0.06

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Interest and dividend income	$6,784	$7,112	$7,540	$7,415
Interest expense	2,013	2,120	2,205	2,304

Net interest income before provision for loan losses	4,771	4,992	5,335	5,111
Provision for loan losses	1,974	730	424	657

Net interest income after provision for loan losses	2,797	4,262	4,911	4,454
Noninterest income	1,912	1,973	1,890	1,647
Noninterest expenses	5,896	5,313	5,630	5,232

Income (loss) before income tax provision (benefit)	(1,187)	922	1,171	869
Income tax provision (benefit)	(476)	351	429	284

Net income (loss)	$(711)	$571	$742	$585

Net income (loss) per common share – Basic	$(0.14)	n/a	n/a	n/a

Net income (loss) per common share – Diluted	$(0.14)	n/a	n/a	n/a

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (1) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(e) of the Exchange Act during the quarter ended December 31, 2012. In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of ASB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. ASB Bancorp, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, ASB Bancorp, Inc.’s management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report has issued an audit report on the Company’s internal control over financial reporting.

/s/ SUZANNE S. DEFERIE	/s/ KIRBY A. TYNDALL
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

ASB Bancorp, Inc. and Subsidiary

We have audited ASB Bancorp, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, ASB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ASB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2012, and our report, dated March 15, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Asheville, North Carolina

March 15, 2013

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the directors of the Company, the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

The executive officers of the Company are:

Name	Position

Suzanne S. DeFerie	President and Chief Executive Officer
Kirby A. Tyndall	Executive Vice President and Chief Financial Officer
David A. Kozak	Executive Vice President and Chief Lending Officer
Fred A. Martin	Executive Vice President and Chief Information Officer
Vikki D. Bailey	Executive Vice President and Chief Retail Officer

Since the formation of ASB Bancorp, Inc., none of the Company executive officers, directors or other personnel have received remuneration from ASB Bancorp, Inc.

Below is information regarding our other executive officers who are not also directors. Ages presented are as of December 31, 2012.

Kirby A. Tyndall has served as Executive Vice President and Chief Financial Officer of Asheville Savings Bank since September 2010. Mr. Tyndall was Vice President and Finance Special Projects Coordinator at Asheville Savings Bank from November 2009 to September 2010. Prior to joining Asheville Savings Bank in November 2009, Mr. Tyndall served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Bank of Granite, located in Granite Falls, North Carolina, from June 1997 to July 2009. Age 57.

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

Vikki D. Bailey has served as Executive Vice President and Chief Retail Officer of Asheville Savings Bank since December 1, 2012. Ms. Bailey was Senior Vice President and Regional Manager at Asheville Savings Bank from September 2011 to December 2012. Prior to September 2011, Ms. Bailey served in various capacities since she joined Asheville Savings Bank in 1976. Age 54.

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

For information regarding executive compensation, the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Director Compensation” in the Proxy Statement are incorporated herein by reference.

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

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in the Proxy Statement is incorporated herein by reference.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)

3.2	Bylaws of ASB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)

10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)

10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)

10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)

10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Fred A. Martin * (2)

10.5	Employment Agreement, dated as of December 18, 2012, by and between Asheville Savings Bank, S.S.B. and Vikki D. Bailey * (5)

10.6	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (3)

10.7	ASB Bancorp, Inc. Stock-Based Deferral Plan * (3)

10.8	ASB Bancorp, Inc. 2012 Equity Incentive Plan * (4)

21.0	Subsidiaries of ASB Bancorp, Inc.

23.0	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.
(4)	Incorporated herein by reference to Appendix A to ASB Bancorp, Inc.’s definitive proxy statement on Form DEF14A filed with the Securities and Exchange Commission on April 12, 2012.
(5)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012.

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

Name	Title	Date

/s/ SUZANNE S. DEFERIE Suzanne S. DeFerie	President and Chief Executive Officer (principal executive officer)	March 15, 2013

/s/ KIRBY A. TYNDALL	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2013
Kirby A. Tyndall

/s/ PATRICIA S. SMITH	Chairman of the Board of Directors	March 15, 2013
Patricia S. Smith

/s/ JOHN B. GOULD	Vice Chairman of the Board of Directors	March 15, 2013
John B. Gould

/s/ JOHN B. DICKSON	Director	March 15, 2013
John B. Dickson

/s/ LESLIE D. GREEN	Director	March 15, 2013
Leslie D. Green

/s/ KENNETH E. HORNOWSKI	Director	March 15, 2013
Kenneth E. Hornowski

/s/ STEPHEN P. MILLER	Director	March 15, 2013
Stephen P. Miller

/s/ WYATT S. STEVENS	Director	March 15, 2013
Wyatt S. Stevens