Form 10-Q
period 2013-03-31
ASB Bancorp Inc
filed 2013-05-09
CIK 1520300

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There were 5,305,323 shares of Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2013.

ASB BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands, except par values)	March 31, 2013	December 31, 2012*

Assets
Cash and due from banks	$7,400	$10,361
Interest-earning deposits with banks	42,921	37,029

Total cash and cash equivalents	50,321	47,390

Securities available for sale (amortized cost of $255,050 at March 31, 2013 and $235,605 at December 31, 2012)	257,324	238,736
Securities held to maturity (estimated fair value of $5,041 at March 31, 2013 and $5,182 at December 31, 2012)	4,556	4,649
Investment in Federal Home Loan Bank stock, at cost	3,131	3,429
Loans held for sale	11,603	9,759
Loans receivable (net of deferred loan fees of $421 at March 31, 2013 and $410 at December 31, 2012)	395,540	387,721
Allowance for loan losses	(8,553)	(8,513)

Loans receivable, net	386,987	379,208

Premises and equipment, net	13,184	13,306
Foreclosed real estate (net of loss reserves of $3,140 at March 31, 2013 and $3,114 at December 31, 2012)	18,128	19,411
Deferred income tax assets, net	5,443	5,450
Securities sold but not settled	—	21,260
Other assets	6,845	6,756

Total assets	$757,522	$749,354

Liabilities
Noninterest-bearing deposits	$68,420	$65,295
Interest-bearing deposits	521,206	513,004

Total deposits	589,626	578,299
Overnight and short-term borrowings	618	411
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	9,845	9,115

Total liabilities	650,089	637,825

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,305,323 shares issued at March 31, 2013 and 5,584,551 shares issued at December 31, 2012	53	56
Additional paid-in capital	49,598	53,994
Retained earnings	69,310	68,570
Accumulated other comprehensive loss, net of tax	(3,581)	(3,067)
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,003)	(4,080)
Unearned equity incentive plan shares	(3,601)	(3,601)
Stock-based deferral plan shares	(343)	(343)

Total stockholders’ equity	107,433	111,529

Total liabilities and stockholders’ equity	$757,522	$749,354

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2013	2012

Interest and dividend income
Loans, including fees	$4,600	$5,100
Securities	1,085	1,368
Other earning assets	61	71

Total interest and dividend income	5,746	6,539

Interest expense
Deposits	632	1,317
Overnight and short-term borrowings	1	1
Federal Home Loan Bank advances	484	601

Total interest expense	1,117	1,919

Net interest income	4,629	4,620

Provision for loan losses	112	598

Net interest income after provision for loan losses	4,517	4,022

Noninterest income
Mortgage banking income	588	327
Deposit and other service charge income	631	747
Income from debit card services	355	303
Gain (loss) on sale of investment securities	(7)	502
Other noninterest income	321	79

Total noninterest income	1,888	1,958

Noninterest expenses
Salaries and employee benefits	2,687	2,868
Occupancy expense, net	535	544
Foreclosed property expenses	116	63
Data processing fees	652	626
Federal deposit insurance premiums	156	167
Advertising	131	162
Professional and outside services	199	257
Other noninterest expenses	844	879

Total noninterest expenses	5,320	5,566

Income before income tax provision	1,085	414

Income tax provision	345	130

Net income	$740	$284

Net income per common share – Basic	$0.15	$0.06

Net income per common share – Diluted	$0.15	$0.06

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Comprehensive Income (Loss)
Net income	$740	$284

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities losses (gains) recognized in net income	7	(502)
Deferred income tax (benefit) expense	(2)	201
Gains (losses) arising during the period	(865)	(474)
Deferred income tax benefit	346	188

Unrealized holding gains (losses) adjustment, net of tax	(514)	(587)

Defined Benefit Pension Plans:
Net periodic pension cost	335	(177)
Net pension gain (loss)	(335)	177
Deferred income tax benefit	—	—

Defined benefit pension plan adjustment, net of tax	—	—

Total other comprehensive income (loss)	(514)	(587)

Comprehensive income (loss)	$226	$(303)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)	Three Months Ended March 31, 2013

Common stock
December 31, 2012	$56
Repurchase of common stock	(3)

March 31, 2013	$53

Additional paid-in capital
December 31, 2012	$53,994
Repurchase of common stock	(4,611)
ESOP shares allocated	51
Stock-based compensation expense	164

March 31, 2013	$49,598

Retained earnings
December 31, 2012	$68,570
Net income	740

March 31, 2013	$69,310

Accumulated other comprehensive income (loss), net of tax
December 31, 2012	$(3,067)
Other comprehensive loss	(514)

March 31, 2013	$(3,581)

Unearned ESOP shares
December 31, 2012	$(4,080)
ESOP shares allocated	77

March 31, 2013	$(4,003)

Unearned equity incentive plan shares
December 31, 2012	$(3,601)

March 31, 2013	$(3,601)

Stock-based deferral plan shares
December 31, 2012	$(343)

March 31, 2013	$(343)

Total stockholders’ equity
December 31, 2012	$111,529
Repurchase of common stock	(4,614)
Net income	740
Other comprehensive loss	(514)
ESOP shares allocated	128
Stock-based compensation expense	164

March 31, 2013	$107,433

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Operating Activities
Net income	$740	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	112	598
Provision for loss on foreclosed properties	59	33
Depreciation	290	288
Loss (gain) on sale of foreclosed real estate	(65)	37
Deferred income tax expense	351	78
Net amortization of premiums on securities	1,381	666
Loss (gain) on sale of investment securities	7	(502)
Net accretion of deferred fees on loans	(27)	(37)
Mortgage loans originated for sale	(34,577)	(19,912)
Proceeds from sale of mortgage loans	33,321	19,811
Gain on sale of mortgage loans	(588)	(327)
ESOP compensation expense	128	94
Stock-based compensation expense	164	—
Decrease in income tax receivable	9	2,554
Decrease in interest receivable	163	183
Net change in other assets and liabilities	221	452

Net cash provided by operating activities	1,689	4,300

Investing Activities
Purchases of securities available for sale	(32,076)	(64,938)
Proceeds from sales of securities available for sale	20,950	35,274
Proceeds from maturities and/or calls of securities available for sale	1,000	6,000
Principal repayments on mortgage-backed and asset-backed securities	10,893	10,264
Redemption (purchase) of FHLB stock	298	(13)
Net decrease (increase) in loans receivable	(7,904)	13,779
Capitalized expenses of foreclosed real estate	(5)	—
Net proceeds from sales of foreclosed real estate	1,334	1,091
Purchases of premises and equipment	(168)	(227)

Net cash provided by (used in) investing activities	(5,678)	1,230

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Financing Activities
Net increase in deposits	$11,327	$2,006
Net proceeds from repurchase agreements	207	226
Stock-based deferral plan shares purchased	—	(2)
Common stock repurchased	(4,614)	—

Net cash provided by financing activities	6,920	2,230

Net increase in cash and cash equivalents	2,931	7,760
Cash and cash equivalents at beginning of period	47,390	72,327

Cash and cash equivalents at end of period	$50,321	$80,087

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest on deposits, advances and other borrowings	$1,119	$1,921
Income taxes	—	2,494

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$40	$2,171
Security purchases in the process of settlement	248	3,441
Change in unrealized gain on securities available for sale	(858)	(976)
Change in deferred income taxes resulting from other comprehensive income	344	389

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period.

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

Comprehensive Income – Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income (“OCI”). The items of other comprehensive income are included in the Consolidated Statements of Comprehensive Income (Loss). The accumulated balance of other comprehensive income is included in the equity section of the Consolidated Balance Sheets. The Company’s components of accumulated other comprehensive income include unrealized gains and/or losses on investment securities classified as available for sale and certain changes in the Company’s benefit obligations under its retirement plans. The Company adjusts the level of accumulated comprehensive income related to its retirement plans on an annual basis, consistent with the receipt of its annual actuarial studies.

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, were as follows:

	Three Months Ended March 31, 2013
	Beginning	OCI Before	Amount	Net	Ending
(dollars in thousands)	Balance	Reclassification	Reclassified	OCI	Balance

Unrealized gain (loss) on securities	$1,879	$(519)	$5	$(514)	$1,365
Benefit plan liability	(4,946)	221	(221)	—	(4,946)

Accumulated other comprehensive loss, net of tax	$(3,067)	$(298)	$(216)	$(514)	$(3,581)

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 were as follows:

(dollars in thousands)
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

Reclassification of securities losses (gains) recognized in net income	$7	Gain (loss) on sale of investment securities
Deferred income tax (benefit) expense	(2)	Income tax provision

	$5	Net of tax

Amortization of defined benefit pension items:
Prior service cost (credit)	$(18)
Net loss	164
Curtailment credit	(481)

Net periodic pension benefit	(335)	Salaries and employee benefits
Deferred income tax (benefit) expense	114	Income tax provision

Total reclassifications for the period	$(221)	Net of tax

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

Employee Stock Ownership Plan (“ESOP”) – In connection with the mutual-to-stock conversion on October 11, 2011, the Bank established an ESOP for the benefit of all of its eligible employees. Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a 12-month period and who have attained age 21 are eligible to participate in the ESOP. Shares allocated under the ESOP vest at the rate of 20% per year of service beginning with the completion of two years of service and fully vest upon the completion of six years of service. The Bank anticipates it will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Company over a period of 15 years.

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan during the first quarter of 2013 to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation – Stock Compensation, the Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

Net Income Per Common Share – Where presented, basic net income per common share is the Company’s net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, if any, divided by the weighted average number of common shares outstanding during the period. In calculating the weighted average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are committed to be released for allocation. Also, the weighted average of unvested restricted shares are not considered outstanding until the shares vest.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income per common share has been computed based on the following:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2013	2012

Numerator:
Net income	$740	$284

Denominator:
Weighted average common shares issued	5,461,536	5,584,551
Less: Weighted average unvested restricted shares	223,382	—
Less: Weighted average unallocated ESOP shares	404,157	435,512

Weighted average common shares used to compute net income per common share – Basic	4,833,997	5,149,039
Add: Effect of dilutive securities	198	—

Weighted average common shares used to compute net income per common share – Diluted	4,834,195	5,149,039

Net income per common share – Basic	$0.15	$0.06

Net income per common share – Diluted	$0.15	$0.06

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ASU 2011-11 – In December, 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, in an effort to improve comparability between U.S. GAAP and IFRS financial statements with regard to the presentation of offsetting assets and liabilities on the statement of financial position arising from financial and derivative instruments, and repurchase agreements. The ASU establishes additional disclosures presenting the gross amounts of recognized assets and liabilities, offsetting amounts, and the net balance reflected in the statement of financial position. Descriptive information regarding the nature and rights of the offset must also be disclosed. The amendments are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the new guidance did not have an impact on the Company’s financial statements.

Accounting Standards Update ASU 2012-02 – In July, 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB amended the impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before calculating the fair value of the asset. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the new guidance did not have an impact on the Company’s financial statements.

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

Accounting Standards Update ASU 2013-02 – In February, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. Both public and nonpublic entities that report items of OCI are affected by the ASU. ASU 2013-02 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The amendments in the ASU should be applied prospectively. Other than the addition of the required disclosures, the adoption of the new guidance did not have an impact on the Company’s financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2013

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$9,544	$212	$(10)	$9,746
After 5 years but within 10 years	2,383	3	(8)	2,378
Asset-backed securities issued by the Small Business Administration (SBA)	66,573	1,606	(55)	68,124
Residential mortgage-backed securities issued by GSE’s (1)	123,724	1,246	(425)	124,545
State and local government securities due -
After 5 years but within 10 years	8,223	339	(26)	8,536
After 10 years	43,888	399	(1,030)	43,257
Mutual funds	715	23	—	738

Total	$255,050	$3,828	$(1,554)	$257,324

December 31, 2012

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$10,609	$232	$(16)	$10,825
After 5 years but within 10 years	1,416	6	—	1,422
Asset-backed securities issued by the Small Business Administration (SBA)	69,088	1,387	(64)	70,411
Residential mortgage-backed securities issued by GSE’s (1)	105,598	1,386	(297)	106,687
State and local government securities due -
After 5 years but within 10 years	7,613	388	(6)	7,995
After 10 years	40,570	529	(442)	40,657
Mutual funds	711	28	—	739

Total	$235,605	$3,956	$(825)	$238,736

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2013 and December 31, 2012 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2013

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,062	$142	$—	$1,204
Residential mortgage-backed securities issued by GSE’s (1)	1,074	75	—	1,149
State and local government securities due -
After 5 years but within 10 years	952	129	—	1,081
After 10 years	1,468	139	—	1,607

Total	$4,556	$485	$—	$5,041

December 31, 2012

U.S. GSE and agency securities due -
After 5 years but within 10 years	$1,065	$144	$—	$1,209
Residential mortgage-backed securities issued by GSE’s (1)	1,166	83	—	1,249
State and local government securities due -
After 5 years but within 10 years	951	141	—	1,092
After 10 years	1,467	165	—	1,632

Total	$4,649	$533	$—	$5,182

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2013 and December 31, 2012 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012. The total number of securities with unrealized losses at March 31, 2013 and December 31, 2012 were 71 and 54, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

Securities Available for Sale

US GSE and agency	$4,221	$(18)	$—	$—	$4,221	$(18)
Asset-backed SBA	6,315	(55)	—	—	6,315	(55)
Residential mortgage-backed GSE (1)	52,134	(425)	—	—	52,134	(425)
State and local government	32,813	(1,056)	—	—	32,813	(1,056)

Total temporarily impaired securities	$95,483	$(1,554)	$—	$—	$95,483	$(1,554)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2013 and December 31, 2012 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

Securities Available for Sale

US GSE and agency	$1,984	$(16)	$—	$—	$1,984	$(16)
Asset-backed SBA	13,381	(63)	390	(1)	13,771	(64)
Residential mortgage-backed GSE (1)	35,995	(297)	—	—	35,995	(297)
State and local government	24,018	(448)	—	—	24,018	(448)

Total temporarily impaired securities	$75,378	$(824)	$390	$(1)	$75,768	$(825)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2013 and December 31, 2012 or during the periods then ended.

Investment securities pledged as collateral follow:

(dollars in thousands)	March 31, 2013	December 31, 2012

Pledged to Federal Reserve Discount Window	$11,644	$3,301
Pledged to repurchase agreements for commercial customers	819	922

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Interest income from taxable securities	$767	$1,260
Interest income from tax-exempt securities	318	108

Total interest income from securities	$1,085	$1,368

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and realized gains and losses from sales of securities recognized in net income follow:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Proceeds from sales of securities	$20,950	$35,274
Realized gains (losses) from sales of securities	(7)	502

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(dollars in thousands)	March 31, 2013	December 31, 2012

Commercial:
Commercial construction and land development	$6,075	$5,161
Commercial mortgage	146,689	138,804
Commercial and industrial	10,369	11,093

Total commercial	163,133	155,058

Non-commercial:
Non-commercial construction and land development	3,885	3,729
Residential mortgage	163,893	163,571
Revolving mortgage	46,853	48,221
Consumer	18,197	17,552

Total non-commercial	232,828	233,073

Total loans receivable	395,961	388,131
Less: Deferred loan fees	(421)	(410)

Total loans receivable net of deferred loan fees	395,540	387,721
Less: Allowance for loan losses	(8,553)	(8,513)

Loans receivable, net	$386,987	$379,208

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

		Special				Total
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss*	Loans

March 31, 2013

Commercial:
Commercial construction and land development	$5,476	$447	$152	$—	$—	$6,075
Commercial mortgage	121,925	23,848	916	—	—	146,689
Commercial and industrial	8,038	1,950	381	—	—	10,369

Total commercial	135,439	26,245	1,449	—	—	163,133

Non-commercial:
Non-commercial construction and land development	3,885	—	—	—	—	3,885
Residential mortgage	151,860	9,700	2,333	—	—	163,893
Revolving mortgage	43,477	2,651	725	—	—	46,853
Consumer	17,523	548	126	—	—	18,197

Total non-commercial	216,745	12,899	3,184	—	—	232,828

Total loans receivable	$352,184	$39,144	$4,633	$—	$—	$395,961

December 31, 2012

Commercial:
Commercial construction and land development	$4,516	$450	$195	$—	$—	$5,161
Commercial mortgage	117,046	21,231	527	—	—	138,804
Commercial and industrial	10,239	694	160	—	—	11,093

Total commercial	131,801	22,375	882	—	—	155,058

Non-commercial:
Non-commercial construction and land development	3,729	—	—	—	—	3,729
Residential mortgage	151,617	9,797	2,153	—	4	163,571
Revolving mortgage	45,140	2,294	787	—	—	48,221
Consumer	16,722	683	147	—	—	17,552

Total non-commercial	217,208	12,774	3,087	—	4	233,073

Total loans receivable	$349,009	$35,149	$3,969	$—	$4	$388,131

*	Items included in the “Loss” column were fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(dollars in thousands)	31-89 Days	90 Days or More	Total	Current	Total Loans

March 31, 2013

Commercial:
Commercial construction and land development	$—	$—	$—	$6,075	$6,075
Commercial mortgage	984	389	1,373	145,316	146,689
Commercial and industrial	195	204	399	9,970	10,369

Total commercial	1,179	593	1,772	161,361	163,133

Non-commercial:
Non-commercial construction and land development	—	—	—	3,885	3,885
Residential mortgage	3	830	833	163,060	163,893
Revolving mortgage	192	—	192	46,661	46,853
Consumer	246	18	264	17,933	18,197

Total non-commercial	441	848	1,289	231,539	232,828

Total loans receivable	$1,620	$1,441	$3,061	$392,900	$395,961

December 31, 2012

Commercial:
Commercial construction and land development	$16	$40	$56	$5,105	$5,161
Commercial mortgage	393	—	393	138,411	138,804
Commercial and industrial	135	114	249	10,844	11,093

Total commercial	544	154	698	154,360	155,058

Non-commercial:
Non-commercial construction and land development	—	—	—	3,729	3,729
Residential mortgage	875	808	1,683	161,888	163,571
Revolving mortgage	203	60	263	47,958	48,221
Consumer	492	28	520	17,032	17,552

Total non-commercial	1,570	896	2,466	230,607	233,073

Total loans receivable	$2,114	$1,050	$3,164	$384,967	$388,131

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	March 31, 2013		December 31, 2012
(dollars in thousands)	Nonaccruing	Past Due 90 Days or More and Still Accruing	Nonaccruing	Past Due 90 Days or More and Still Accruing

Commercial:
Commercial construction and land development	$—	$—	$40	$—
Commercial mortgage	389	—	—	—
Commercial and industrial	204	—	114	—

Total commercial	593	—	154	—

Non-commercial:
Residential mortgage	830	—	808	—
Revolving mortgage	95	—	155	—
Consumer	30	—	34	—

Total non-commercial	955	—	997	—

Total loans receivable	$1,548	$—	$1,151	$—

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $13.3 million at March 31, 2013 and December 31, 2012.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended March 31, 2013
(dollars in thousands)	Commercial	Non- Commercial	Total

Balance at beginning of period	$4,860	$3,653	$8,513
Provision for loan losses	172	(60)	112
Charge-offs	—	(105)	(105)
Recoveries	10	23	33

Balance at end of period	$5,042	$3,511	$8,553

	Three Months Ended March 31, 2012
(dollars in thousands)	Commercial	Non- Commercial	Total

Balance at beginning of period	$6,625	$4,002	$10,627
Provision for loan losses	482	116	598
Charge-offs	(571)	(145)	(716)
Recoveries	16	37	53

Balance at end of period	$6,552	$4,010	$10,562

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	Individually			Individually
	Evaluated	Loans		Evaluated	Loans
	for	Collectively		for	Collectively
(dollars in thousands)	Impairment	Evaluated	Total	Impairment	Evaluated	Total

March 31, 2013

Commercial:
Commercial construction and land development	$12	$213	$225	$142	$5,933	$6,075
Commercial mortgage	670	3,617	4,287	4,036	142,653	146,689
Commercial and industrial	84	446	530	357	10,012	10,369

Total commercial	766	4,276	5,042	4,535	158,598	163,133

Non-commercial:
Non-commercial construction and land development	—	208	208	—	3,885	3,885
Residential mortgage	138	1,665	1,803	2,938	160,955	163,893
Revolving mortgage	107	966	1,073	198	46,655	46,853
Consumer	—	427	427	—	18,197	18,197

Total non-commercial	245	3,266	3,511	3,136	229,692	232,828

Total loans receivable	$1,011	$7,542	$8,553	$7,671	$388,290	$395,961

December 31, 2012

Commercial:
Commercial construction and land development	$14	$146	$160	$184	$4,977	$5,161
Commercial mortgage	633	3,477	4,110	3,673	135,131	138,804
Commercial and industrial	84	506	590	375	10,718	11,093

Total commercial	731	4,129	4,860	4,232	150,826	155,058

Non-commercial:
Non-commercial construction and land development	—	243	243	—	3,729	3,729
Residential mortgage	150	1,691	1,841	2,836	160,735	163,571
Revolving mortgage	114	1,009	1,123	208	48,013	48,221
Consumer	—	446	446	—	17,552	17,552

Total non-commercial	264	3,389	3,653	3,044	230,029	233,073

Total loans receivable	$995	$7,518	$8,513	$7,276	$380,855	$388,131

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
(dollars in thousands)	Balance	Allowance	Allowance	Total	Allowance

March 31, 2013

Commercial:
Commercial construction and land development	$142	$142	$—	$142	$12
Commercial mortgage	4,036	3,510	526	4,036	670
Commercial and industrial	735	239	118	357	84

Total commercial	4,913	3,891	644	4,535	766

Non-commercial:
Residential mortgage	3,084	1,567	1,371	2,938	138
Revolving mortgage	200	198	—	198	107

Total non-commercial	3,284	1,765	1,371	3,136	245

Total impaired loans	$8,197	$5,656	$2,015	$7,671	$1,011

December 31, 2012

Commercial:
Commercial construction and land development	$225	$144	$40	$184	$14
Commercial mortgage	3,673	3,146	527	3,673	633
Commercial and industrial	748	249	126	375	84

Total commercial	4,646	3,539	693	4,232	731

Non-commercial:
Residential mortgage	2,978	1,747	1,089	2,836	150
Revolving mortgage	211	208	—	208	114

Total non-commercial	3,189	1,955	1,089	3,044	264

Total impaired loans	$7,835	$5,494	$1,782	$7,276	$995

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$156	$2	$16,153	$2
Commercial mortgage	3,786	44	2,500	8
Commercial and industrial	362	1	504	—

Total commercial	4,304	47	19,157	10

Non-commercial:
Non-commercial construction and land development	—	—	78	—
Residential mortgage	2,906	25	4,362	29
Revolving mortgage	201	1	336	1

Total non-commercial	3,107	26	4,776	30

Total loans receivable	$7,411	$73	$23,933	$40

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the period indicated. The Bank restructured three loans during the three months ended March 31, 2013. The payment terms on one loan was extended during the three months ended March 31, 2013 and the Bank reduced the interest rate below market levels on two loans during the three months ended March 31, 2013.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate
Non-commercial:
Residential mortgage	2	$147	$147	3	$897	$897

Total non-commercial	2	147	147	3	897	897

Total	2	$147	$147	3	$897	$897

Extended payment terms
Commercial:
Commercial construction and land development	—	$—	$—	1	$234	$234
Commercial mortgage	1	89	89	—	—	—

Total commercial	1	89	89	1	234	234

Total	1	$89	$89	1	$234	$234

Total	3	$236	$236	4	$1,131	$1,131

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months ended March 31, 2013 and March 31, 2012.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

In the determination of the allowance for loan losses, management considers TDRs on commercial loans, and the subsequent nonperformance in accordance with their modified terms, by measuring impairment loan-by-loan based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The Bank’s loans that were considered to be troubled debt restructurings follow:

(dollars in thousands)	March 31, 2013	December 31, 2012

Nonperforming restructured loans	$116	$114
Performing restructured loans	5,254	5,065

Total	$5,370	$5,179

5. BENEFIT PLANS

Defined Benefit Plans – In January 2013, the Board of Directors amended the Bank’s Qualified and Non-qualified pension plans, effective March 31, 2013, to curtail or eliminate benefits under the plans for services to be performed in future periods. During the three months ended March 31, 2013, pension expense was decreased by a $481,000 one-time credit resulting from the curtailment of benefits for future service.

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$—	$1
Interest cost	10	15
Amortization of prior service cost (credit)	(3)	(3)
Amortization of net loss	9	6
Curtailment credit	(31)	—

Net periodic benefit cost	$(15)	$19

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$—	$55
Interest cost	226	298
Expected return on plan assets	(246)	(302)
Amortization of prior service cost (credit)	(15)	(21)
Amortization of net loss	155	128
Curtailment credit	(450)	—

Net periodic benefit cost	$(330)	$158

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

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

Shares held by the ESOP include the following:

March 31, 2013

Allocated ESOP shares	38,737
ESOP shares committed to be released	7,739
ESOP shares distributed	(41)
Unallocated ESOP shares	400,288

Total ESOP shares	446,723

Fair value of unallocated ESOP shares (dollars in thousands)	$6,801

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2013	2012

ESOP expense	$128	$94

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

2012 Equity Incentive Plan - The Company’s 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) provides for awards of restricted stock and stock options to key officers and outside directors. Cost recognized under the 2012 Equity Incentive Plan is based on the fair value of restricted stock and stock option awards on their grant date. The maximum number of shares that may be awarded under the plan is 781,837 shares, including 223,382 for restricted stock shares and 558,455 shares for stock options.

Shares of common stock granted under the 2012 Equity Incentive Plan may be issued from authorized but unissued shares or, in the case of restricted stock awards, may be awarded with shares purchased on the open market. During 2012, the Company purchased the 223,382 shares of its common stock at a total cost of $3.6 million, or an average of $16.12 per share, through an independent trustee to fulfill anticipated restricted stock awards. The share-based awards granted under the 2012 Equity Incentive Plan have some similar characteristics, except some awards have been granted in restricted stock and other awards have been granted in stock options. Therefore, the following disclosures have been disaggregated for the restricted stock awards and the stock option grants under the plan due to their dissimilar characteristics.

Share-based compensation expense related to restricted stock and stock options recognized for the three months ended March 31, 2013 was $164,000.

The table below presents restricted stock award activity for the three months ended March 31, 2013:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2012	—	$—
Granted	223,382	15.71
Vested	—	—
Forfeited	—	—

Unvested restricted shares at March 31, 2013	223,382	$15.71

At March 31, 2013, unrecognized compensation expense adjusted for expected forfeitures was $3.0 million related to restricted stock. The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 4.85 years at March 31, 2013. No restricted stock awards were vested at March 31, 2013.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the three months ended March 31, 2013:

(dollars in thousands, except per share data)	Stock Options Available for Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value

Balance at December 31, 2012	558,455	—	$—
Granted	(467,000)	467,000	15.71	10.00
Exercised	—	—	—
Forfeited	8,000	(8,000)	15.71
Expired	—	—	—

Balance at March 31, 2013	99,455	459,000	$15.71	9.85	$587

Options exercisable at March 31, 2013		—	$—

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Company granted 467,000 options during the quarter ended March 31, 2013 with a fair value of $4.79 per option. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The expected term of the options is based on a calculated average life using the “simplified method” defined in and permitted by SEC Staff Accounting Bulletin No. 110 for newly public companies. Because the Company is a newly public company, expected volatility is estimated based on the previous 6.5 years trading history for an aggregate of six composite indexes of U.S. Banks and Thrifts of similar size. The expected dividend yield is based upon current yield on date of grant. Expected forfeitures are estimated at 5.63% based on the Company’s aggregate annual turnover rate for directors, executives and senior managers over the past 6.5 years because the Company has no forfeiture history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the quarter ended March 31, 2013.

Three Months Ended March 31, 2013

Expected life in years	6.5 years
Expected stock price volatility	27.54%
Expected dividend yield	0.00%
Risk-free interest rate	1.26%

At March 31, 2013, the Company had $1.8 million of unrecognized compensation expense related to stock options. The period over which compensation cost related to unvested stock options was 4.85 years at March 31, 2013. No options were vested at March 31, 2013.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(dollars in thousands)	March 31, 2013	December 31, 2012

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$131,995	$144,733
Commitments under standby letters of credit	881	156

Total	$132,876	$144,889

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

Investment Commitments – During 2012, the Bank indicated its intent to enter into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $150,000 of its investment commitment in the first quarter of 2013. This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS

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

The fair value estimates presented below are based on pertinent information available to management as of March 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, loans receivable held for investment, accrued interest receivable and payable, time deposits, repurchase agreements, and FHLB advances.

The methodologies for estimating fair values of financial assets and financial liabilities were determined as discussed below. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest, Federal Home Loan Bank Stock and demand deposits.

Investment Securities – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is primarily based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model- based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The fair values of investments in mutual funds are determined by quoted prices and are included as recurring Level 1 assets. The fair values of investments in securities issued by U.S. GSE’s, asset-backed securities issued by the SBA, residential mortgage-backed securities issued by U.S. GSE’s, and securities issued by state and local governments are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are included as recurring Level 2 assets.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

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

Defined Benefit Plan Assets – The Nonqualified Defined Benefit Plan had no plan assets because it was not funded. The assets of the Qualified Defined Benefit Plan, which are invested in interest-bearing depository accounts and money market, debt and equity security mutual funds, are included at fair value in the Qualified Plan’s separate financial statements. Fair value measurement is based upon quoted prices of like or similar securities. The fair values of the Plan’s investments in interest-bearing depository accounts and money market, debt and equity security mutual funds are determined by quoted prices and are included as recurring Level 1 assets.

Foreclosed Properties – Foreclosed properties are measured and recorded at the lower of cost or estimated fair value. The fair value of foreclosed properties is measured using the current appraised value of the property less the estimated expenses necessary to sell the property. Foreclosed properties are classified as nonrecurring Level 3 assets.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total Carrying Amount in Balance Sheet
(dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

March 31, 2013

Financial assets:
Cash and cash equivalents	$50,321	$—	$—	$50,321	$50,321
Securities available for sale	738	256,586	—	257,324	257,324
Securities held to maturity	—	5,041	—	5,041	4,556
Investments in FHLB stock	—	—	3,131	3,131	3,131
Loans held for sale	—	11,777	—	11,777	11,603
Loans receivable, net	—	—	391,707	391,707	386,987
Accrued interest receivable	—	—	2,601	2,601	2,601
Deferred compensation assets	1,159	—	—	1,159	1,159

Financial liabilities:
Demand deposits	—	—	398,338	398,338	398,338
Time deposits	—	—	191,936	191,936	191,288
Repurchase agreements	—	—	616	616	618
Federal Home Loan Bank Advances	—	—	56,487	56,487	50,000
Deferred compensation liabilities	1,159	—	—	1,159	1,159
Accrued interest payable	—	—	129	129	129

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total Carrying Amount in Balance Sheet
(dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

December 31, 2012

Financial assets:
Cash and cash equivalents	$47,390	$—	$—	$47,390	$47,390
Securities available for sale	739	237,997	—	238,736	238,736
Securities held to maturity	—	5,182	—	5,182	4,649
Investments in FHLB stock	—	—	3,429	3,429	3,429
Loans held for sale	—	9,905	—	9,905	9,759
Loans receivable, net	—	—	382,428	382,428	379,208
Accrued interest receivable	—	—	2,764	2,764	2,764
Deferred compensation assets	1,081	—	—	1,081	1,081

Financial liabilities:
Demand deposits	—	—	389,095	389,095	389,095
Time deposits	—	—	189,755	189,755	189,204
Repurchase agreements	—	—	409	409	411
Federal Home Loan Bank Advances	—	—	56,905	56,905	50,000
Deferred compensation liabilities	1,081	—	—	1,081	1,081
Accrued interest payable	—	—	127	127	127

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2013.

(dollars in thousands)	Fair Value Measurement Using			Total Carrying Amount in Balance Sheets	Assets/ Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3

March 31, 2013

Securities available for sale:
U.S. GSE and agency securities	$—	$12,124	$—	$12,124	$12,124
Asset-backed SBA securities	—	68,124	—	68,124	68,124
Residential mortgage-backed securities issued by GSE’s	—	124,545	—	124,545	124,545
State and local government securities	—	51,793	—	51,793	51,793
Mutual funds	738	—	—	738	738

Total	$738	$256,586	$—	$257,324	$257,324

Defined benefit plan assets:
Cash and cash equivalents	$182	$—	$—
Money market mutual funds	145	—	—
Debt security mutual funds	14,118	—	—
Equity security mutual funds	3,577	—	—

Total	$18,022	$—	$—

December 31, 2012

Securities available for sale:
U.S. GSE and agency securities	$—	$12,247	$—	$12,247	$12,247
Asset-backed SBA securities	—	70,411	—	70,411	70,411
Residential mortgage-backed securities issued by GSE’s	—	106,687	—	106,687	106,687
State and local government securities	—	48,652	—	48,652	48,652
Mutual funds	739	—	—	739	739

Total	$739	$237,997	$—	$238,736	$238,736

Defined benefit plan assets:
Cash and cash equivalents	$5,837	$—	$—
Money market mutual funds	225	—	—
Debt security mutual funds	12,095	—	—

Total	$18,157	$—	$—

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

(dollars in thousands)	Fair Value Measurement Using			Total Carrying Amount in Balance Sheets	Assets/ Liabilities Measured at Fair Value
Description	Level 1	Level 2	Level 3

March 31, 2013

Impaired loans	$—	$—	$5,071	$5,071	$5,071
Foreclosed properties	—	—	18,128	18,128	18,128

December 31, 2012

Impaired loans	$—	$—	$4,686	$4,686	$4,686
Foreclosed properties	—	—	19,411	19,411	19,411

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;

•	a continued decline in real estate values;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative, regulatory or supervisory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and

•	the risks outlined in the “Risk Factors” section of our Annual Report on Form 10-K.

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

Critical Accounting Policies

During the three-month period ended March 31, 2013, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See notes 1 and 4 of the notes to the consolidated financial statements included in this quarterly report.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management estimates the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other than temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 2 and 7 of the notes to the consolidated financial statements included in this quarterly report.

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

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation. The Bank amended its pension plan to curtail or eliminate benefits under the plans for services to be performed in future periods. The amendment resulted in a one-time credit for prior service costs recognized at the time of curtailment and a recurring reduction in periodic costs recognized for obligations under the pension plan. See notes 1 and 5 of the notes to the consolidated financial statements included in this quarterly report.

Valuation of Stock-Based Compensation. The Company accounts for its stock options and restricted stock in accordance with ASC Topic 718: Compensation – Stock Compensation. ASC Topic 718 requires companies to expense the fair value of stock-based compensation. Management uses the Black-Scholes option valuation model and the Intrinsic Value model to estimate the fair value of stock options and restricted stock, respectively. These models require the input of highly subjective assumptions, including expected stock price volatility and option life stipulated for restricted stock awards. These subjective input assumptions materially affect the fair value estimate.

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at March 31, 2013 and our operating performance for the three-month period ended March 31, 2013. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

The following table provides the changes in our significant asset and liability categories at March 31, 2013 compared to December 31, 2012.

(dollars in thousands)	March 31, 2013	December 31, 2012	$ change	% change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$42,921	$37,029	$5,892	15.9%
Investment securities	261,880	243,385	18,495	7.6%
Investments held at cost	3,131	3,429	(298)	-8.7%
Loans held for sale	11,603	9,759	1,844	18.9%
Loans receivable, net of deferred fees	395,540	387,721	7,819	2.0%

Total interest-earning assets	715,075	681,323	33,752	5.0%

Non-interest-earning assets
Cash and due from banks	7,400	10,361	(2,961)	-28.6%
Allowance for loan losses	(8,553)	(8,513)	(40)	-0.5%
Premises and equipment, net of accumulated depreciation	13,184	13,306	(122)	-0.9%
Foreclosed real estate, net of reserves	18,128	19,411	(1,283)	-6.6%
Deferred income tax assets, net of deferred income tax liabilities	5,443	5,450	(7)	-0.1%
Securities sold but not settled	—	21,260	(21,260)	-100.0%
Other assets	6,845	6,756	89	1.3%

Total non-interest-earning assets	42,447	68,031	(25,584)	-37.6%

Total assets	$757,522	$749,354	$8,168	1.1%

Interest-bearing liabilities
Interest-bearing deposits	$521,206	$513,004	$8,202	1.6%
Overnight and short-term borrowings	618	411	207	50.4%
Federal Home Loan Bank advances	50,000	50,000	—	0.0%

Total interest-bearing liabilities	571,824	563,415	8,409	1.5%

Non-interest-bearing liabilities
Non-interest-bearing deposits	68,420	65,295	3,125	4.8%
Accounts payable and other liabilities	9,845	9,115	730	8.0%

Total non-interest-bearing liabilities	78,265	74,410	3,855	5.2%

Total liabilities	650,089	637,825	12,264	1.9%

Total equity	107,433	111,529	(4,096)	-3.7%

Total liabilities and equity	$757,522	$749,354	$8,168	1.1%

Cash and cash equivalents	$50,321	$47,390	$2,931	6.2%
Total core deposits (excludes certificate accounts)	398,338	389,095	9,243	2.4%
Total certificates of deposit	191,288	189,204	2,084	1.1%
Total deposits	589,626	578,299	11,327	2.0%
Total funding liabilities	640,244	628,710	11,534	1.8%

Assets. Total assets increased $8.1 million, or 1.1%, to $757.5 million at March 31, 2013 from $749.4 million at December 31, 2012. Cash and cash equivalents increased $2.9 million, or 6.2%, to $50.3 million at March 31, 2013 from $47.4 million at December 31, 2012. Investment securities increased $18.5 million, or 7.6%, to $261.9 million at March 31, 2013 from $243.4 million at December 31, 2012, primarily due to the reinvestment of proceeds from the sale of investment securities in the fourth quarter of 2012 that settled in the first quarter of 2013. Loans receivable, net of deferred fees, increased $7.8 million, or 2.0%, to $395.5 million at March 31, 2013 from $387.7 million at December 31, 2012 as new loan originations exceeded loan repayments, prepayments, and foreclosures.

Loan originations totaled $75.2 million for the three months ended March 31, 2013 compared to $48.4 million for the three months ended March 31, 2012. Residential mortgage loan originations totaled $41.1 million and residential construction and land development loan originations totaled $3.1 million for the three months ended March 31, 2013 compared to $23.8 million and $3.9 million, respectively, for the comparable period of 2012. Originations of commercial mortgage loans totaled $20.7 million for the three months ended March 31, 2013 compared to $15.0 million for the same period in 2012. Originations of commercial construction and land development loans totaled $2.9 million and $1.1 million for the three-month period ended March 31, 2013 and March 31, 2012, respectively. Commercial and industrial loan originations totaled $2.2 million for the three months ended March 31, 2013 compared to $2.7 million for the three months ended March 31, 2012. Revolving mortgage and consumer loan originations totaled $5.1 million for the three months ended March 31, 2013 compared to $2.0 million for the same period in 2012. The increase in origination activity was offset by $32.0 million in routine loan payments, prepayments, and payoffs and $33.3 million in loan sales for the three months ended March 31, 2013 compared to $42.0 million in routine payments, prepayments, and payoffs and $19.8 million in loan sales for the three months ended March 31, 2012.

Nonperforming assets. Nonperforming assets totaled $19.7 million, or 2.60% of total assets, at March 31, 2013, compared to $20.6 million, or 2.74% of total assets, at December 31, 2012. Nonperforming assets included $1.5 million in nonperforming loans and $18.1 million in foreclosed real estate at March 31, 2013, compared to $1.2 million and $19.4 million, respectively, at December 31, 2012.

Nonperforming loans increased $397,000, or 34.5%, to $1.5 million at March 31, 2013 from $1.2 million at December 31, 2012. The increase in nonperforming loans to March 31, 2013 from December 31, 2012 was primarily attributable to the addition of one loan that stopped performing during the period. At March 31, 2013, nonperforming loans included one commercial mortgage in the amount of $389,000, three commercial and industrial loans that totaled $204,000, ten residential mortgage loans that totaled $830,000, and one home equity loan in the amount of $95,000. As of March 31, 2013, the nonperforming loans had specific reserves of $191,000.

Troubled debt restructurings at March 31, 2013 totaled $5.4 million compared to $5.2 million at December 31, 2012. There were three additions to troubled debt restructurings during the three months ended March 31, 2013. At March 31, 2013, $116,000 of the total $5.4 million of trouble debt restructurings were not performing.

Foreclosed real estate at March 31, 2013 included 14 properties with a total carrying value of $18.1 million compared to 18 properties with a total carrying value of $19.4 million at December 31, 2012. During the three months ended March 31, 2013, there was one new property in the amount of $40,000 added to foreclosed real estate, while five properties totaling $1.3 million were sold, including one with a private mortgage insurance settlement pending. The Bank also added $59,000 in loss provisions.

Liabilities. Total deposits increased $11.3 million, or 2.0%, to $589.6 million at March 31, 2013 from $578.3 million at December 31, 2012. During the three months ended March 31, 2013, the Company continued its focus on core deposit growth, from which it excludes certificates of deposit. Core deposits increased $9.2 million, or 2.4%, to $398.3 million at March 31, 2013 from $389.1 million at December 31, 2012. Non-interest-bearing deposits increased $3.1 million, or 4.7%, to $68.4 million at March 31, 2013 from $65.3 million at December 31, 2012. Over the same period, certificates of deposit increased $2.1 million, or 1.1%, to $191.3 million at March 31, 2013 from $189.2 million at December 31, 2012.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Overview. Net income was $740,000, or $0.15 per share, for the three months ended March 31, 2013 compared to net income of $284,000, or $0.06 per share, for the three months ended March 31, 2012. Income before income taxes increased $671,000 primarily due to a $486,000 decrease in provision for loan losses, and a $246,000 decrease in total noninterest expenses, which were partially offset by a $70,000 decrease in total noninterest income. A $793,000 decrease in interest and dividend income was offset by a $802,000 decrease in interest expense.

	Three Months Ended March 31,
(dollars in thousands)	2013	2012	$ change	% change

Interest and dividend income	$5,746	$6,539	$(793)	-12.1%
Interest expense	1,117	1,919	(802)	-41.8%
Net interest income	4,629	4,620	9	0.2%
Provision for loan losses	112	598	(486)	-81.3%
Net interest income after provision for loan losses	4,517	4,022	495	12.3%
Noninterest income	1,888	1,958	(70)	-3.6%
Noninterest expense	5,320	5,566	(246)	-4.4%
Income before income tax provision	1,085	414	671	162.1%
Income tax provision	345	130	215	165.4%
Net income	740	284	456	160.6%

Net Interest Income. Net interest income was $4.6 million for each of the three-month periods ended March 31, 2013 and March 31, 2012. Total interest and dividend income decreased by $793,000, or 12.1%, to $5.7 million for the three months ended March 31, 2013 compared to $6.5 million for the three months ended March 31, 2012. The decrease in interest and dividend income was primarily a result of a 12 basis point decrease in yields on interest-earning assets, a $31.6 million decrease in average loan balances, and a $20.9 million decrease in the average balances of all other interest-earning assets, including investments. The decline in total interest and dividend income was offset by a $802,000, or 41.8%, decrease in interest expense to $1.1 million for the three months ended March 31, 2013 compared to $1.9 million for the three months ended March 31, 2012. The decrease in interest expense resulted from a 46 basis point reduction in the average rate paid on interest-bearing liabilities and a decline of $48.2 million in the average balances of interest-bearing liabilities, reflecting a fourth quarter 2012 $10.0 million prepayment of a FHLB advance, when comparing the three-month periods.

Interest income on loans decreased $500,000, or 9.8%, to $4.6 million during the three months ended March 31, 2013, primarily due to a $31.6 million, or 7.3%, decrease in average outstanding loans to $399.6 million during the period. Loan originations increased $26.8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Residential mortgage loan sales increased $13.5 million, while loan principal repayments decreased $11.3 million to $30.7 million for the three months ended March 31, 2013 from $42.0 million for the three months ended March 31, 2012. The average balance of investment and mortgage-backed securities increased $4.1 million, or 1.6%, to $260.4 million for the three months ended March 31, 2013 compared to $256.3 million for the three months ended March 31, 2012. The increased average balances of investment securities and mortgage-backed securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from sales of foreclosed properties.

The decrease in interest expense of $802,000 was primarily attributable to a decrease in interest expense on interest-bearing deposits, which declined to $632,000 for the three months ended March 31, 2013 from $1.3 million for the comparable three months of 2012 as the average rate paid on interest-bearing deposits declined 46 basis points to 0.50% from 0.96% and average balances of interest-bearing deposits decreased $38.1 million to $512.6 million from $550.7 million for the respective periods. Average borrowings decreased $10.2 million to $50.6 million from $60.8 million for the comparable periods.

Provision for Loan Losses. The provision for loan losses was $112,000 for the three months ended March 31, 2013 compared to $598,000 for the three months ended March 31, 2012. The decrease in the provision was primarily due to a decrease in charge-offs, which were $105,000 for the first three months of 2013 compared to $716,000 million for the first three months of 2012.

Noninterest Income. Noninterest income decreased $70,000 to $1.9 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012. Factors that contributed to the decrease in noninterest income during the 2013 period were decreases of $509,000 in gains on sale of investment securities and $116,000 in service charge income, partially offset by increases of $261,000 in mortgage banking income and $242,000 in other noninterest income, primarily related to an increase of $114,000 in other income from a SBIC investment. The increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expense. Noninterest expense decreased $246,000, or 4.4%, to $5.3 million for the three months ended March 31, 2013 compared to $5.6 million for the three months ended March 31, 2012. The primary reasons for the decrease were decreases of $181,000 in salaries and benefits, and $58,000 in professional and outside services, which were partially offset by an increase of $53,000 in foreclosed property expenses. The decrease in salaries and benefits was primarily due to a $481,000 one-time credit to pension expense resulting from the curtailment of benefits for future service, that was partially offset by increases of $164,000 in expenses related to the Bank’s new equity incentive plan and $126,000 in compensation expenses. The increase in foreclosed property expenses related primarily to the increase in the loss provision compared to the prior year.

Income Tax Expense. Income tax expense increased by $215,000 for the three months ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to an increase in pre-tax income. The effective tax rate was 31.80% for the three months ended March 31, 2013 compared to 31.40% for the three months ended March 31, 2012, primarily due to the effect of lower tax-exempt income relative to pre-tax income.

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

	For the Three Months Ended March 31,
	2013			2012
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$43,378	$41	0.38%	$67,892	$54	0.32%
Loans receivable	399,645	4,600	4.67%	431,202	5,100	4.76%
Investment securities	67,780	371	2.87%	62,722	323	2.31%
Mortgage-backed and similar securities	192,657	714	1.50%	193,644	1,045	2.17%
Other interest-earning assets	3,406	20	2.38%	3,873	17	1.77%

Total interest-earning assets	706,866	5,746	3.36%	759,333	6,539	3.48%

Allowance for loan losses	(8,412)			(10,337)
Noninterest-earning assets	58,350			43,240

Total assets	$756,804			$792,236

Liabilities and equity

NOW accounts	$141,003	93	0.27%	$131,332	164	0.50%
Money market accounts	152,430	105	0.28%	138,797	152	0.44%
Savings accounts	30,551	7	0.09%	25,357	17	0.27%
Certificates of deposit	188,619	427	0.92%	255,204	984	1.55%

Total interest-bearing deposits	512,603	632	0.50%	550,690	1,317	0.96%
Overnight and short-term borrowings	629	1	0.64%	779	1	0.52%
Federal Home Loan Bank advances	50,000	484	3.93%	60,000	601	4.03%

Total interest-bearing liabilities	563,232	1,117	0.80%	611,469	1,919	1.26%

Noninterest-bearing deposits	66,199			53,596
Other noninterest-bearing liabilities	16,844			10,750

Total liabilities	646,275			675,815

Total equity	110,529			116,421

Total liabilities and equity	$756,804			$792,236

Net interest income		$4,629			$4,620

Interest rate spread			2.56%			2.22%
Net interest margin			2.72%			2.47%
Average interest-earning assets to average interest-bearing liabilities	125.50%			124.18%

Rate/Volume Analysis. The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior period volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period rate). The net column represents the sum of the volume and rate columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(22)	$9	$(13)
Loans receivable	(366)	(134)	(500)
Investment securities	27	21	48
Mortgage-backed and similar securities	(5)	(326)	(331)
Other interest-earning assets	(2)	5	3

Total interest-earning assets	(368)	(425)	(793)

Interest expense:
NOW accounts	11	(82)	(71)
Money market accounts	14	(61)	(47)
Savings accounts	3	(13)	(10)
Certificates of deposit	(216)	(341)	(557)

Total interest-bearing deposits	(188)	(497)	(685)
Overnight and short-term borrowings	—	—	—
Federal Home Loan Bank advances	(97)	(20)	(117)

Total interest-bearing liabilities	(285)	(517)	(802)

Net increase interest income	$(83)	$92	$9

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

Analysis of Non-performing Assets and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due and certain loans that are less than 90 days past due, but that we do not believe we will not be able to collect the full amount of, to be non-performing assets. Loans are generally placed on nonaccrual status when they become 90 days delinquent, or sooner if the facts and circumstances indicate that we will not be able to collect the full amount of the loan, at which time the accrual of interest ceases and accrued interest is reversed and deducted from income. Typically, payments received on a nonaccrual loan are first applied to the outstanding principal balance to the extent that principal is due and then recognized as interest income.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. Property acquired through foreclosure is recorded at the lower of its cost or fair market value at the date of foreclosure, net of estimated disposal costs. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

(dollars in thousands)	March 31, 2013	December 31, 2012	$ change	% change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial construction and land development	$—	$40	$(40)	-100.0%
Commercial mortgage	389	—	389	n/a
Commercial and industrial	204	114	90	78.9%

Total commercial	593	154	439	285.1%

Non-commercial:
Residential mortgage	830	808	22	2.7%
Revolving mortgage	95	155	(60)	-38.7%
Consumer	30	34	(4)	-11.8%

Total non-commercial	955	997	(42)	-4.2%

Total nonaccruing loans (1)	1,548	1,151	397	34.5%

Total loans past due 90 or more days and still accruing	—	—	—	0.0%

Total nonperforming loans	1,548	1,151	397	34.5%

Foreclosed real estate	18,128	19,411	(1,283)	-6.6%

Total nonperforming assets	19,676	20,562	(886)	-4.3%

Performing troubled debt restructurings (2)	5,254	5,065	189	3.7%

Performing troubled debt restructurings and total nonperforming assets	$24,930	$25,627	(697)	-2.7%

Allowance for loan losses	$8,553	$8,513

Total loans	$395,540	$387,721

Allowance as a percentage of total loans	2.16%	2.20%
Allowance as a percentage of nonperforming loans	552.52%	739.62%
Total nonperforming loans to total loans	0.39%	0.30%
Total nonperforming loans to total assets	0.20%	0.15%
Total nonperforming assets to total assets	2.60%	2.74%
Performing troubled debt restructurings and total nonperforming assets to total assets	3.29%	3.42%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as troubled debt restructurings, totaled $5.4 million at March 31, 2013, compared to $5.2 million at December 31, 2012. The increase during the three months ended March 31, 2013 was mainly the result of three loans totaling $236,000 being restructured during the period. At March 31, 2013, $116,000 of the total $5.4 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $26,000 for the three-month period ended March 31, 2013, compared to $243,000 for the comparable period of 2012. Interest income of $73,000 related to nonperforming loans was recognized for the three-month period ended March 31, 2013, compared to $40,000 for the same period of 2012.

At March 31, 2013, our nonaccruing loans included the following:

•	Commercial Mortgage loans

•

One loan secured by a commercial building located in western North Carolina. As of March 31, 2013, the loan was considered impaired and nonaccruing with a remaining balance of $389,000. The Bank established a $62,000 specific reserve in the first quarter of 2013.

•	Residential Mortgage loans

•	Ten loans to multiple unrelated borrowers on one- to four-family residential properties with an aggregate balance of $830,000 as of March 31, 2013.

At March 31, 2013, our performing troubled debt restructurings included the following:

•	Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of March 31, 2013, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2014. As of March 31, 2013, the loan had a specific reserve of $608,000.

•	Residential Mortgage Loans

•	Nine loans to multiple unrelated borrowers on one- to four-family residential properties with an aggregate balance of $2.0 million as of March 31, 2013.

Foreclosed properties consisted of the following at the dates indicated.

	March 31, 2013		December 31, 2012
(dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:
Commercial mortgage	1	$986	2	$1,709
Commercial construction and land development	11	16,623	10	16,642
Residential mortgage	2	519	5	944
Residential construction	—	—	1	116

Total	14	$18,128	18	$19,411

An analysis of foreclosed real estate follows:

(dollars in thousands)	Three Months Ended March 31, 2013

Beginning balance	$19,411
Transfers from loans	40
Capitalized cost	5
Loss provisions	(59)
Gain on sale of foreclosed properties	65
Net proceeds from sales of foreclosed properties	(1,334)

Ending balance	$18,128

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired (1) 44 of the 48 condominium units in the building including all eight of the retail units, three of which are leased, (2) eight of the eleven commercial office condominiums, three of which were sold by the developer prior to the foreclosure, and (3) 28 of the 29 residential units, one of which was sold by the developer prior to the foreclosure. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(dollars in thousands)	March 31, 2013	December 31, 2012	$ change	% change

Adversely classified loans:
Substandard	$4,633	$3,969	$664	16.7%
Loss	—	4	(4)	-100.0%

Total adversely classified loans	4,633	3,973	660	16.6%
Special mention loans	39,144	35,149	3,995	11.4%

Total classified and special mention loans	43,777	39,122	4,655	11.9%

Total classified and special mention assets	$43,777	$39,122	$4,655	11.9%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At March 31, 2013, substandard loans totaling $4.6 million included $1.5 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $3.1 million in performing substandard loans included the following:

•	Commercial Mortgage loans

•	One loan on commercial retail property located in western North Carolina. As of March 31, 2013, the loan was performing with a total balance of $527,000.

•	Residential Mortgage loans

•	Twenty-five loans to multiple unrelated borrowers for one- to four-family residential properties with an aggregate balance of $2.1 million as of March 31, 2013.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as non-performing assets.

At March 31, 2013, special mention loans included the following large impaired loan:

•	Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of March 31, 2013, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2014. As of March 31, 2013, the loan had a specific reserve of $608,000.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2013, cash and cash equivalents totaled $50.3 million, including $42.9 million in interest-bearing deposits in other banks, of which $25.2 million was on deposit with the Federal Reserve Bank. Securities totaling $257.3 million classified as available-for-sale provide an additional source of liquidity. In addition, at March 31, 2013, we had the ability to borrow a total of approximately $57.5 million from the Federal Home Loan Bank of Atlanta and approximately $11.1 million from the Federal Reserve Bank’s discount window. At March 31, 2013, we had $50.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At March 31, 2013, we had $132.0 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of March 31, 2013 totaled $101.1 million, or 52.9% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of thirteen full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

At March 31, 2013
Long-term debt obligations	$50,000	$—	$—	$40,000	$10,000
Operating lease obligations	2,069	362	724	448	535

Total	$52,069	$362	$724	$40,448	$10,535

At December 31, 2012
Long-term debt obligations	$50,000	$—	$—	$40,000	$10,000
Operating lease obligations	2,159	362	724	523	550

Total	$52,159	$362	$724	$40,523	$10,550

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. To help us better manage our capital, we may consider the use of such tools as continued common share repurchases and the declaration of cash dividends as regulations permit.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

March 31, 2013
Tier I leverage capital	$109,132	14.36%	$30,395	4.00%	$37,993	5.00%
Tier I risk-based capital	109,132	27.42%	15,918	4.00%	23,878	6.00%
Total risk-based capital	114,161	28.69%	31,837	8.00%	39,796	10.00%

December 31, 2012
Tier I leverage capital	112,508	14.69%	30,632	4.00%	38,290	5.00%
Tier I risk-based capital	112,508	27.72%	16,237	4.00%	24,356	6.00%
Tier I risk-based capital	117,638	28.98%	32,475	8.00%	40,594	10.00%

Asheville Savings Bank, S.S.B.

March 31, 2013
Tier I leverage capital	$91,490	12.27%	$29,818	4.00%	$37,272	5.00%
Tier I risk-based capital	91,490	23.08%	15,858	4.00%	23,787	6.00%
Total risk-based capital	96,500	24.34%	31,716	8.00%	39,645	10.00%
NC Savings Bank capital	100,053	13.44%	37,229	5.00%	n/a	n/a

December 31, 2012
Tier I leverage capital	90,388	12.06%	29,983	4.00%	37,479	5.00%
Tier I risk-based capital	90,388	22.35%	16,174	4.00%	24,262	6.00%
Total risk-based capital	95,498	23.62%	32,349	8.00%	40,436	10.00%
NC Savings Bank capital	98,914	13.48%	36,680	5.00%	n/a	n/a

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

For the three months ended March 31, 2013 and the year ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest- earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated fixed rate one- to-four-family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

				Over the Next Twelve Months
	As of March 31, 2013			Ending March 31, 2014
	Present Value of Equity			Projected Net Interest Income
	Market			Net Interest
(dollars in thousands)	Value	$ change	% change	Income	$ change	% change

Change in Rates (in basis points “bp”):
300 bp	$98,641	$(21,903)	-18.17%	$18,883	$284	1.53%
200	104,715	(15,829)	-13.13%	18,407	(192)	-1.03%
100	112,551	(7,993)	-6.63%	18,432	(167)	-0.90%
0	120,544	—	0.00%	18,599	—	0.00%
(100)	122,701	2,157	1.79%	16,849	(1,750)	-9.41%

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(e) of the Exchange Act during the quarter ended March 31, 2013. In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2013. As of March 31, 2013, the risk factors of ASB Bancorp have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

			Total	Maximum
			Number	Number of
			of Shares	Shares That
			Purchased	May Yet be
	Total		as Part of	Purchased
	Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Plan or
	Purchased	Per Share	Programs	Programs
Period	(a)	(b)	(c)	(d)
January 1 – January 31, 2013	—	—	—	279,228
February 1 – February 28, 2013	220,700	$16.49	220,700	58,528
March 1 – March 31, 2013	58,528	16.63	58,528	—

Total	279,228	$16.52	279,228

On October 5, 2012, the Company announced the commencement of a 5% stock repurchase program. Under the plan, the Company could repurchase up to 279,228 shares, or 5% of its common stock outstanding, through open market or privately negotiated transactions. The stock repurchase program was completed during the first quarter of 2013 for a total of 279,228 shares purchased at an average price of $16.52 per share.

The following table sets forth information as of March 31, 2013 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Number of Securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price	plans (excluding
	of outstanding options	of outstanding options	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	459,000	$15.71	99,455
Equity compensation plans not approved by security holders	—	N/A	—

Total	459,000	$15.71	99,455

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)

3.2	Bylaws of ASB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)

10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)

10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)

10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)

10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Fred A. Martin * (2)

10.5	Employment Agreement, dated as of December 18, 2012, by and between Asheville Savings Bank, S.S.B. and Vikki D. Bailey * (3)

10.6	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (4)

10.7	ASB Bancorp, Inc. Stock-Based Deferral Plan * (4)

10.8	ASB Bancorp, Inc. 2012 Equity Incentive Plan * (5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012.
(4)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.
(5)	Incorporated herein by reference to Appendix A to ASB Bancorp, Inc.’s definitive proxy statement on Form DEF14A filed with the Securities and Exchange Commission on April 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

May 9, 2013	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2013	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)