Form 10-Q
period 2013-06-30
ASB Bancorp Inc
filed 2013-08-08
CIK 1520300

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

There were 5,283,823 shares of Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2013.

ASB BANCORP, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)

(dollars in thousands, except par values)	June 30, 2013	December 31, 2012*

Assets
Cash and due from banks	$9,892	$10,361
Interest-earning deposits with banks	28,397	37,029

Total cash and cash equivalents	38,289	47,390

Securities available for sale (amortized cost of $247,525 at June 30, 2013 and $235,605 at December 31, 2012)	244,068	238,736
Securities held to maturity (estimated fair value of $4,763 at June 30, 2013 and $5,182 at December 31, 2012)	4,433	4,649
Investment in Federal Home Loan Bank stock, at cost	3,131	3,429
Loans held for sale	9,051	9,759
Loans receivable (net of deferred loan fees of $488 at June 30, 2013 and $410 at December 31, 2012)	417,790	387,721
Allowance for loan losses	(8,523)	(8,513)

Loans receivable, net	409,267	379,208

Premises and equipment, net	12,944	13,306
Foreclosed real estate (net of loss reserves of $4,503 at June 30, 2013 and $3,114 at December 31, 2012)	16,660	19,411
Deferred income tax assets, net	8,318	5,450
Securities sold but not settled	—	21,260
Other assets	6,473	6,756

Total assets	$752,634	$749,354

Liabilities
Noninterest-bearing deposits	$71,608	$65,295
Interest-bearing deposits	516,548	513,004

Total deposits	588,156	578,299
Overnight and short-term borrowings	421	411
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	10,207	9,115

Total liabilities	648,784	637,825

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,284,323 shares issued at June 30, 2013 and 5,584,551 shares issued at December 31, 2012	53	56
Additional paid-in capital	49,582	53,994
Retained earnings	69,104	68,570
Accumulated other comprehensive loss, net of tax	(7,020)	(3,067)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,925)	(4,080)
Unearned equity incentive plan shares	(3,601)	(3,601)
Stock-based deferral plan shares	(343)	(343)

Total stockholders’ equity	103,850	111,529

Total liabilities and stockholders’ equity	$752,634	$749,354

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Interest and dividend income
Loans, including fees	$4,691	$4,913	$9,291	$10,013
Securities	929	1,414	2,014	2,782
Other earning assets	59	71	120	142

Total interest and dividend income	5,679	6,398	11,425	12,937

Interest expense
Deposits	610	1,139	1,242	2,456
Overnight and short-term borrowings	—	2	1	3
Federal Home Loan Bank advances	489	602	973	1,203

Total interest expense	1,099	1,743	2,216	3,662

Net interest income	4,580	4,655	9,209	9,275

Provision for loan losses	16	1,293	128	1,891

Net interest income after provision for loan losses	4,564	3,362	9,081	7,384

Noninterest income
Mortgage banking income	563	453	1,151	780
Deposit and other service charge income	667	748	1,298	1,495
Income from debit card services	396	331	751	634
Gain on sale of investment securities	696	328	689	830
Other noninterest income	200	139	521	218

Total noninterest income	2,522	1,999	4,410	3,957

Noninterest expenses
Salaries and employee benefits	3,353	2,735	6,040	5,603
Occupancy expense, net	536	535	1,071	1,079
Foreclosed property expenses	1,450	371	1,616	436
Data processing fees	672	599	1,324	1,225
Federal deposit insurance premiums	157	166	313	333
Advertising	228	165	359	327
Professional and outside services	219	205	418	463
Other noninterest expenses	926	812	1,720	1,688

Total noninterest expenses	7,541	5,588	12,861	11,154

Income (loss) before income tax provision (benefit)	(455)	(227)	630	187

Income tax provision (benefit)	(249)	(113)	96	17

Net income (loss)	$(206)	$(114)	$534	$170

Net income (loss) per common share – Basic	$(0.04)	$(0.02)	$0.11	$0.03

Net income (loss) per common share – Diluted	$(0.04)	$(0.02)	$0.11	$0.03

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Comprehensive Income (Loss)
Net income (loss)	$(206)	$(114)	$534	$170

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(696)	(328)	(689)	(830)
Deferred income tax benefit	278	131	276	331
Gains (losses) arising during the period	(5,035)	1,545	(5,899)	1,071
Deferred income tax benefit (expense)	2,014	(618)	2,359	(429)

Unrealized holding gains (losses) adjustment, net of tax	(3,439)	730	(3,953)	143

Defined Benefit Pension Plans:
Net periodic pension (cost) benefit	(164)	(110)	171	(218)
Net pension gain (loss)	164	110	(171)	218
Deferred income tax benefit	—	—	—	—

Defined benefit pension plan adjustment, net of tax	—	—	—	—

Total other comprehensive income (loss)	(3,439)	730	(3,953)	143

Comprehensive income (loss)	$(3,645)	$616	$(3,419)	$313

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(dollars in thousands)	Six Months Ended June 30, 2013

Common stock
December 31, 2012	$56
Repurchase of common stock	(3)

June 30, 2013	$53

Additional paid-in capital
December 31, 2012	$53,994
Repurchase of common stock	(4,955)
ESOP shares allocated	102
Stock-based compensation expense	441

June 30, 2013	$49,582

Retained earnings
December 31, 2012	$68,570
Net income	534

June 30, 2013	$69,104

Accumulated other comprehensive income (loss), net of tax
December 31, 2012	$(3,067)
Other comprehensive loss	(3,953)

June 30, 2013	$(7,020)

Unearned ESOP shares
December 31, 2012	$(4,080)
ESOP shares allocated	155

June 30, 2013	$(3,925)

Unearned equity incentive plan shares
December 31, 2012	$(3,601)

June 30, 2013	$(3,601)

Stock-based deferral plan shares
December 31, 2012	$(343)

June 30, 2013	$(343)

Total stockholders’ equity
December 31, 2012	$111,529
Repurchase of common stock	(4,958)
Net income	534
Other comprehensive loss	(3,953)
ESOP shares allocated	257
Stock-based compensation expense	441

June 30, 2013	$103,850

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2013	2012

Operating Activities
Net income	$534	$170
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	128	1,891
Provision for loss on foreclosed properties	1,422	369
Depreciation	575	586
Loss (gain) on sale of fixed and other assets	1	(8)
Loss (gain) on sale of foreclosed real estate	(54)	28
Deferred income tax benefit	(233)	(35)
Net amortization of premiums on securities	2,885	1,338
Gain on sale of investment securities	(689)	(830)
Net accretion of deferred fees on loans	(65)	(68)
Mortgage loans originated for sale	(64,721)	(43,485)
Proceeds from sale of mortgage loans	66,580	45,811
Gain on sale of mortgage loans	(1,151)	(780)
ESOP compensation expense	257	198
Stock-based compensation expense	441	—
Decrease in income tax receivable	110	2,554
Decrease (increase) in interest receivable	(26)	114
Net change in other assets and liabilities	1,291	1,265

Net cash provided by operating activities	7,285	9,118

Investing Activities
Purchases of securities available for sale	(55,043)	(113,477)
Proceeds from sales of securities available for sale	38,043	54,654
Proceeds from maturities and/or calls of securities available for sale	1,000	11,000
Principal repayments on mortgage-backed and asset-backed securities	23,360	20,687
Redemption (purchase) of FHLB stock	298	(10)
Net decrease (increase) in loans receivable	(30,413)	23,383
Purchase of credit impaired loan	—	(2,895)
Capitalized expenses of foreclosed real estate	(12)	—
Net proceeds from sales of foreclosed real estate	1,686	1,481
Purchases of premises and equipment	(213)	(422)
Net proceeds from sales of fixed and other assets	(1)	93

Net cash used in investing activities	(21,295)	(5,506)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2013	2012

Financing Activities
Net increase (decrease) in deposits	$9,857	$(2,214)
Net proceeds from (repayments of) repurchase agreements	10	(247)
Stock-based deferral plan shares purchased	—	(3)
Common stock repurchased	(4,958)	—

Net cash provided by (used in) financing activities	4,909	(2,464)

Net increase (decrease) in cash and cash equivalents	(9,101)	1,148
Cash and cash equivalents at beginning of period	47,390	72,327

Cash and cash equivalents at end of period	$38,289	$73,475

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$2,213	$3,657
Income taxes	(702)	(2,495)

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$291	$2,368
Security purchases in the process of settlement	—	8,721
Increase (decrease) in unrealized gains and losses on securities available for sale	(6,588)	241
Increase (decrease) in deferred income taxes resulting from other comprehensive income	2,635	(98)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period.

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

Residential mortgage and non-commercial construction and land development loans are to individuals and are typically secured by one-to-four family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral. Recent declines in value have led to unprecedented levels of foreclosures and losses within the banking industry. Non-commercial construction and land development loans can experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

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

Doubtful – An asset classified as doubtful has all the weaknesses inherent in an asset classified substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values.

Loss – Assets classified loss are considered uncollectible and of such little value that their continuing to be carried as an asset is not warranted. This classification is not necessarily equivalent to no potential for recovery or salvage value, but rather that it is not appropriate to defer a full write-off even though partial recovery may be effected in the future.

Allowance for Loan Losses – The allowance for loan losses is management’s estimate of probable credit losses that are inherent in the Bank’s loan portfolios at the balance sheet date. The allowance increases when the Bank provides for loan losses through charges to operating earnings and when the Bank recovers amounts from loans previously written down or charged off. The allowance decreases when the Bank writes down or charges off loan amounts that are deemed uncollectible.

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

Future material adjustments to the allowance for loan losses may be necessary due to improving or deteriorating economic conditions, delinquencies, charge-off levels or declining collateral values. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses and may require the Bank to make adjustments to the allowance for loan losses based upon judgments that differ significantly from those of management.

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

The Bank might consider modifying both accruing or nonaccruing loans as TDRs. When a modification includes a reduction of principal that resulted from a partial charge-off of the loan, the Bank typically accounts for the TDR as a nonaccruing loan.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, for the three months and six months ended June 30, 2013 are presented as follows:

	Three Months Ended June 30, 2013
(dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Unrealized loss on securities	$1,365	$(3,021)	$(418)	$(3,439)	$(2,074)
Benefit plan liability	(4,946)	(108)	108	—	(4,946)

Accumulated other comprehensive loss, net of tax	$(3,581)	$(3,129)	$(310)	$(3,439)	$(7,020)

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Six Months Ended June 30, 2013
(dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Unrealized loss on securities	$1,879	$(3,540)	$(413)	$(3,953)	$(2,074)
Benefit plan liability	(4,946)	113	(113)	—	(4,946)

Accumulated other comprehensive loss, net of tax	$(3,067)	$(3,427)	$(526)	$(3,953)	$(7,020)

The Company’s reclassifications out of accumulated other comprehensive income for the three months and six months ended June 30, 2013 are as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Statement Where Net Income Is Presented

Reclassification of securities gains recognized in net income	$(696)	$(689)	Gain on sale of investment securities
Deferred income tax expense	278	276	Income tax provision

	$(418)	$(413)	Net of tax

Amortization of defined benefit pension items:
Prior service cost (credit)	$—	$(18)
Net loss	164	328
Curtailment credit	—	(481)

Net periodic pension benefit	164	(171)	Salaries and employee benefits
Deferred income tax (benefit) expense	(56)	58	Income tax provision (benefit)

Total reclassifications for the period	$108	$(113)	Net of tax

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

A significant portion of the recorded deferred tax assets relate to a loan loss allowance on which the realization of income tax benefits is dependent on the Bank’s ability to generate future taxable income. Because of this dependency, the Bank’s management considered the need for a valuation allowance, but determined there was sufficient positive evidence to support their conclusion not to record a valuation allowance. The positive evidence that led the Bank’s management to conclude that the income tax benefits of the Bank’s deferred tax assets would be realized included (i) the Bank has a sustained history of generating taxable income and realizing the income tax benefits of its deferred tax assets and income tax credits, (ii) the Bank’s management believes that, based on certain credit quality indicators, the credit quality issues that resulted in the 2010 net loss and caused the net operating loss carry forward and deferred tax asset related to the loan loss allowance have improved, (iii) the Bank generated income before income taxes in 2012 and 2011, (iv) the Bank’s management is aware of one or more strategies that, if implemented, could generate future taxable income, and (v) the net operating loss carry forward does not expire in the near term and the Bank has not experienced expiring loss carry forwards in its past. The Bank’s loss carry forward periods under applicable federal and North Carolina income tax laws are 20 years and 15 years, respectively, with remaining loss carry forward periods of 18 years and 13 years, respectively.

The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years ended December 31, 2009 through 2012 are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

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

Employee Stock Ownership Plan (“ESOP”) – In connection with the mutual-to-stock conversion on October 11, 2011, the Bank established an ESOP for the benefit of all of its eligible employees. Full-time employees of the Bank who have been credited with at least 1,000 hours of service during a twelve-month period and who have attained age 21 are eligible to participate in the ESOP. Shares allocated under the ESOP vest at the rate of 20% per year of service beginning with the completion of two years of service and fully vest upon the completion of six years of service. The Bank anticipates it will make contributions to the ESOP in amounts necessary to amortize the ESOP loan payable to the Parent over a period of 15 years in accordance with the terms of the loan.

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan during the first quarter of 2013 to key officers and outside directors. In accordance with the requirements of ASC 718, Compensation - Stock Compensation, the Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Numerator:
Net income (loss)	$(206)	$(114)	$534	$170

Denominator:
Weighted average common shares outstanding	5,303,708	5,584,551	5,382,221	5,584,551
Less: Weighted average unvested restricted shares	(223,382)	—	(180,187)	—
Less: Weighted average unallocated ESOP shares	(396,376)	(427,708)	(400,245)	(431,610)

Weighted average common shares used to compute net income (loss) per common share – Basic	4,683,950	5,156,843	4,801,789	5,152,941
Add: Effect of dilutive securities	—	—	99	—

Weighted average common shares used to compute net income (loss) per common share – Diluted	4,683,950	5,156,843	4,801,888	5,152,941

Net income (loss) per common share – Basic	$(0.04)	$(0.02)	$0.11	$0.03

Net income (loss) per common share – Diluted	$(0.04)	$(0.02)	$0.11	$0.03

For the three months ended June 30, 2013, options to purchase 459,000 shares of common stock and 223,382 restricted stock shares were excluded from the computation of diluted net loss per share due to the net loss reported for the three-month period. For the six months ended June 30, 2013, there were 451,000 anti-dilutive stock options and 223,382 anti-dilutive restricted stock shares.

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

Accounting Standards Update ASU 2012-03 – In August, 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections, which amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (i) the issuance of SAB 114, (ii) the issuance of SEC Final Rule 33-9250, and (iii) corrections related to ASU 2010-22. ASU 2012-03 is effective for all entities upon issuance. The adoption of the new guidance did not have a significant impact on the Company’s financial statements.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group (dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2013

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$5,443	$65	$(34)	$5,474
After 5 years but within 10 years	2,162	—	(72)	2,090
Asset-backed securities issued by the Small Business Administration (SBA)	56,488	1,238	(38)	57,688
Residential mortgage-backed securities issued by GSE’s (1)	120,460	462	(1,529)	119,393
State and local government securities due -
After 5 years but within 10 years	11,140	222	(265)	11,097
After 10 years	51,113	66	(3,571)	47,608
Mutual funds	719	—	(1)	718

Total	$247,525	$2,053	$(5,510)	$244,068

December 31, 2012

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$10,609	$232	$(16)	$10,825
After 5 years but within 10 years	1,416	6	—	1,422
Asset-backed securities issued by the Small Business Administration (SBA)	69,088	1,387	(64)	70,411
Residential mortgage-backed securities issued by GSE’s (1)	105,598	1,386	(297)	106,687
State and local government securities due -
After 5 years but within 10 years	7,613	388	(6)	7,995
After 10 years	40,570	529	(442)	40,657
Mutual funds	711	28	—	739

Total	$235,605	$3,956	$(825)	$238,736

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2013 and December 31, 2012 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group (dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2013

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,058	$108	$—	$1,166
Residential mortgage-backed securities issued by GSE’s (1)	954	56	—	1,010
State and local government securities due -
After 5 years but within 10 years	953	89	—	1,042
After 10 years	1,468	77	—	1,545

Total	$4,433	$330	$—	$4,763

December 31, 2012

U.S. GSE and agency securities due -
After 5 years but within 10 years	$1,065	$144	$—	$1,209
Residential mortgage-backed securities issued by GSE’s (1)	1,166	83	—	1,249
State and local government securities due -
After 5 years but within 10 years	951	141	—	1,092
After 10 years	1,467	165	—	1,632

Total	$4,649	$533	$—	$5,182

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2013 and December 31, 2012 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012. The total number of securities with unrealized losses at June 30, 2013 and December 31, 2012 were 120 and 54, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Securities Available for Sale

US GSE and agency	$3,119	$(99)	$1,993	$(7)	$5,112	$(106)
Asset-backed SBA	1,583	(35)	1,109	(3)	2,692	(38)
Residential mortgage-backed GSE (1)	90,026	(1,529)	—	—	90,026	(1,529)
State and local government	51,853	(3,836)	—	—	51,853	(3,836)

Total temporarily impaired securities	$146,581	$(5,499)	$3,102	$(10)	$149,683	$(5,509)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2013 and December 31, 2012 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
(dollars in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

Securities Available for Sale

US GSE and agency	$1,984	$(16)	$—	$—	$1,984	$(16)
Asset-backed SBA	13,381	(63)	390	(1)	13,771	(64)
Residential mortgage-backed GSE (1)	35,995	(297)	—	—	35,995	(297)
State and local government	24,018	(448)	—	—	24,018	(448)

Total temporarily impaired securities	$75,378	$(824)	$390	$(1)	$75,768	$(825)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2013 and December 31, 2012 or during the six- and twelve-month periods, respectively, then ended.

Investment securities pledged as collateral follow:

(dollars in thousands)	June 30, 2013	December 31, 2012

Pledged to Federal Reserve Discount Window	$9,852	$3,301
Pledged to repurchase agreements for commercial customers	1,138	922

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income from taxable securities	$573	$1,297	$1,341	$2,558
Interest income from tax-exempt securities	356	117	673	224

Total interest income from securities	$929	$1,414	$2,014	$2,782

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and realized gains from sales of securities recognized in net income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Proceeds from sales of securities	$17,093	$19,380	$38,043	$54,654
Realized gains from sales of securities	696	328	689	830

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(dollars in thousands)	June 30, 2013	December 31, 2012

Commercial:
Commercial construction and land development	$6,973	$5,161
Commercial mortgage	167,498	138,804
Commercial and industrial	10,838	11,093

Total commercial	185,309	155,058

Non-commercial:
Non-commercial construction and land development	6,152	3,729
Residential mortgage	157,176	163,571
Revolving mortgage	47,193	48,221
Consumer	22,448	17,552

Total non-commercial	232,969	233,073

Total loans receivable	418,278	388,131
Less: Deferred loan fees	(488)	(410)

Total loans receivable net of deferred loan fees	417,790	387,721
Less: Allowance for loan losses	(8,523)	(8,513)

Loans receivable, net	$409,267	$379,208

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss*	Total Loans

June 30, 2013

Commercial:
Commercial construction and land development	$6,279	$544	$150	$—	$—	$6,973
Commercial mortgage	143,283	23,304	911	—	—	167,498
Commercial and industrial	9,492	994	352	—	—	10,838

Total commercial	159,054	24,842	1,413	—	—	185,309

Non-commercial:
Non-commercial construction and land development	6,152	—	—	—	—	6,152
Residential mortgage	145,558	10,206	1,412	—	—	157,176
Revolving mortgage	43,693	2,820	680	—	—	47,193
Consumer	21,907	462	79	—	—	22,448

Total non-commercial	217,310	13,488	2,171	—	—	232,969

Total loans receivable	$376,364	$38,330	$3,584	$—	$—	$418,278

December 31, 2012

Commercial:
Commercial construction and land development	$4,516	$450	$195	$—	$—	$5,161
Commercial mortgage	117,046	21,231	527	—	—	138,804
Commercial and industrial	10,239	694	160	—	—	11,093

Total commercial	131,801	22,375	882	—	—	155,058

Non-commercial:
Non-commercial construction and land development	3,729	—	—	—	—	3,729
Residential mortgage	151,617	9,797	2,153	—	4	163,571
Revolving mortgage	45,140	2,294	787	—	—	48,221
Consumer	16,722	683	147	—	—	17,552

Total non-commercial	217,208	12,774	3,087	—	4	233,073

Total loans receivable	$349,009	$35,149	$3,969	$—	$4	$388,131

*	Loans included in the “Loss” column were fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(dollars in thousands)	31-89 Days	90 Days or More	Total	Current	Total Loans

June 30, 2013
Commercial:
Commercial construction and land development	$—	$50	$50	$6,923	$6,973
Commercial mortgage	221	387	608	166,890	167,498
Commercial and industrial	14	177	191	10,647	10,838

Total commercial	235	614	849	184,460	185,309

Non-commercial:
Non-commercial construction and land development	—	—	—	6,152	6,152
Residential mortgage	201	824	1,025	156,151	157,176
Revolving mortgage	427	—	427	46,766	47,193
Consumer	211	—	211	22,237	22,448

Total non-commercial	839	824	1,663	231,306	232,969

Total loans receivable	$1,074	$1,438	$2,512	$415,766	$418,278

December 31, 2012

Commercial:
Commercial construction and land development	$16	$40	$56	$5,105	$5,161
Commercial mortgage	393	—	393	138,411	138,804
Commercial and industrial	135	114	249	10,844	11,093

Total commercial	544	154	698	154,360	155,058

Non-commercial:
Non-commercial construction and land development	—	—	—	3,729	3,729
Residential mortgage	875	808	1,683	161,888	163,571
Revolving mortgage	203	60	263	47,958	48,221
Consumer	492	28	520	17,032	17,552

Total non-commercial	1,570	896	2,466	230,607	233,073

Total loans receivable	$2,114	$1,050	$3,164	$384,967	$388,131

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	June 30, 2013		December 31, 2012
(dollars in thousands)	Nonaccruing	Past Due 90 Days or More and Still Accruing	Nonaccruing	Past Due 90 Days or More and Still Accruing

Commercial:
Commercial construction and land development	$50	$—	$40	$—
Commercial mortgage	387	—	—	—
Commercial and industrial	177	—	114	—

Total commercial	614	—	154	—

Non-commercial:
Residential mortgage	824	—	808	—
Revolving mortgage	94	—	155	—
Consumer	12	—	34	—

Total non-commercial	930	—	997	—

Total loans receivable	$1,544	$—	$1,151	$—

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $13.5 million at June 30, 2013 and $13.3 million at December 31, 2012.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$5,042	$3,511	$8,553	$4,860	$3,653	$8,513
Provision for loan losses	243	(227)	16	415	(287)	128
Charge-offs	(20)	(67)	(87)	(20)	(172)	(192)
Recoveries	29	12	41	39	35	74

Balance at end of period	$5,294	$3,229	$8,523	$5,294	$3,229	$8,523

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$6,552	$4,010	$10,562	$6,625	$4,002	$10,627
Provision for loan losses	1,337	(44)	1,293	1,819	72	1,891
Charge-offs	(231)	(151)	(382)	(802)	(296)	(1,098)
Recoveries	2	88	90	18	125	143

Balance at end of period	$7,660	$3,903	$11,563	$7,660	$3,903	$11,563

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance for Loan Losses			Total Loans Receivable
(dollars in thousands)	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated	Total

June 30, 2013

Commercial:
Commercial construction and land development	$11	$262	$273	$141	$6,832	$6,973
Commercial mortgage	656	3,829	4,485	4,032	163,466	167,498
Commercial and industrial	83	453	536	340	10,498	10,838

Total commercial	750	4,544	5,294	4,513	180,796	185,309

Non-commercial:
Non-commercial construction and land development	—	313	313	—	6,152	6,152
Residential mortgage	113	1,379	1,492	3,105	154,071	157,176
Revolving mortgage	106	875	981	196	46,997	47,193
Consumer	—	443	443	—	22,448	22,448

Total non-commercial	219	3,010	3,229	3,301	229,668	232,969

Total loans receivable	$969	$7,554	$8,523	$7,814	$410,464	$418,278

December 31, 2012

Commercial:
Commercial construction and land development	$14	$146	$160	$184	$4,977	$5,161
Commercial mortgage	633	3,477	4,110	3,673	135,131	138,804
Commercial and industrial	84	506	590	375	10,718	11,093

Total commercial	731	4,129	4,860	4,232	150,826	155,058

Non-commercial:
Non-commercial construction and land development	—	243	243	—	3,729	3,729
Residential mortgage	150	1,691	1,841	2,836	160,735	163,571
Revolving mortgage	114	1,009	1,123	208	48,013	48,221
Consumer	—	446	446	—	17,552	17,552

Total non-commercial	264	3,389	3,653	3,044	230,029	233,073

Total loans receivable	$995	$7,518	$8,513	$7,276	$380,855	$388,131

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(dollars in thousands)	Unpaid Principal Balance	With a Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

June 30, 2013

Commercial:
Commercial construction and land development	$141	$141	$—	$141	$11
Commercial mortgage	4,032	3,507	525	4,032	656
Commercial and industrial	723	231	109	340	83

Total commercial	4,896	3,879	634	4,513	750

Non-commercial:
Residential mortgage	3,250	1,284	1,821	3,105	113
Revolving mortgage	200	196	—	196	106

Total non-commercial	3,450	1,480	1,821	3,301	219

Total impaired loans	$8,346	$5,359	$2,455	$7,814	$969

December 31, 2012

Commercial:
Commercial construction and land development	$225	$144	$40	$184	$14
Commercial mortgage	3,673	3,146	527	3,673	633
Commercial and industrial	748	249	126	375	84

Total commercial	4,646	3,539	693	4,232	731

Non-commercial:
Residential mortgage	2,978	1,747	1,089	2,836	150
Revolving mortgage	211	208	—	208	114

Total non-commercial	3,189	1,955	1,089	3,044	264

Total impaired loans	$7,835	$5,494	$1,782	$7,276	$995

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$142	$2	$15,341	$—
Commercial mortgage	4,033	45	5,509	26
Commercial and industrial	345	2	500	—

Total commercial	4,520	49	21,350	26

Non-commercial:
Residential mortgage	3,077	29	3,306	36
Revolving mortgage	197	2	471	4

Total non-commercial	3,274	31	3,777	40

Total loans receivable	$7,794	$80	$25,127	$66

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$149	$4	$15,748	$2
Commercial mortgage	3,909	89	4,004	34
Commercial and industrial	354	3	502	—

Total commercial	4,412	96	20,254	36

Non-commercial:
Non-commercial construction and land development	—	—	39	—
Residential mortgage	2,992	54	3,834	65
Revolving mortgage	199	3	403	5

Total non-commercial	3,191	57	4,276	70

Total loans receivable	$7,603	$153	$24,530	$106

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the Bank’s recorded investment in TDRs before and after their modifications during the period indicated. The Bank extended the payment terms on one loan during the three months ended June 30, 2013 and on two loans during the six months ended June 30, 2013 and reduced the interest rate below market levels on two loans during the six months ended June 30, 2013.

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Extended payment terms
Commercial:
Commercial mortgage	—	$—	$—	1	$3,196	$3,196

Total commercial	—	—	—	1	3,196	3,196

Non-commercial:
Residential mortgage	1	69	69	—	—	—

Total non-commercial	1	69	69	—	—	—

Total loans modified with extended payment terms	1	69	69	1	3,196	3,196

Total loans modified	1	$69	$69	1	$3,196	$3,196

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Below market interest rate
Non-commercial:
Residential mortgage	2	$147	$146	3	$897	$897

Total non-commercial	2	147	146	3	897	897

Total loans modified with below market interest rate	2	147	146	3	897	897

Extended payment terms
Commercial:
Commercial construction and land development	—	—	—	1	234	194
Commercial mortgage	1	89	89	1	3,196	3,196

Total commercial	1	89	89	2	3,430	3,390

Non-commercial:
Residential mortgage	1	69	69	—	—	—

Total non-commercial	1	69	69	—	—	—

Total loans modified with extended payment terms	2	158	158	2	3,430	3,390

Total loans modified	4	$305	$304	5	$4,327	$4,287

The following table presents loans that were modified as TDRs within the preceding 12 months that stopped performing in accordance with their modified terms during the periods indicated. There were no loans modified as TDRs within the 12 months preceding June 30, 2013 that stopped performing during the three months or six months ended June 30, 2013. During the three-month and six-month periods ended June 30, 2012, one loan went into default that was modified as a TDR within the 12 months preceding June 30, 2012.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(dollars in thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment

Extended payment terms
Commercial:
Commercial construction and land development	1	$194	1	$194

Total commercial	1	194	1	194

Total loans modified with extended payment terms	1	194	1	194

Total loans modified	1	$194	1	$194

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

The Bank’s loans that were considered to be troubled debt restructurings follow:

(dollars in thousands)	June 30, 2013	December 31, 2012

Nonperforming restructured loans	$97	$114
Performing restructured loans	5,317	5,065

Total	$5,414	$5,179

5. BENEFIT PLANS

Defined Benefit Plans – In January 2013, the Board of Directors amended the Bank’s Qualified and Non-qualified pension plans, effective March 31, 2013, to curtail or eliminate benefits under the plans for services to be performed in future periods. During the six months ended June 30, 2013, pension expense was decreased by a $481,000 one-time credit recognized in the first quarter of 2013 that resulted from the curtailment of benefits for future service.

Net periodic benefit cost related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$—	$1	$—	$3
Interest cost	10	15	20	30
Amortization of prior service credit	—	(3)	(3)	(6)
Amortization of net loss	9	6	18	11
Curtailment credit	—	—	(31)	—

Net periodic pension cost	$19	$19	$4	$38

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$—	$55	$—	$109
Interest cost	226	298	453	595
Expected return on plan assets	(246)	(302)	(493)	(602)
Amortization of prior service credit	—	(21)	(15)	(43)
Amortization of net loss	155	128	310	256
Curtailment credit	—	—	(450)	—

Net periodic pension cost (benefit)	$135	$158	$(195)	$315

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

The Bank has committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to the participants as principal and interest payments are made by the ESOP to the Parent.

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

Shares held by the ESOP include the following:

June 30, 2013

Allocated ESOP shares	38,737
ESOP shares committed to be released	15,565
ESOP shares distributed	(41)
Unallocated ESOP shares	392,462

Total ESOP shares	446,723

Fair value of unallocated ESOP shares (dollars in thousands)	$6,440

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012

ESOP expense	$129	$104	$257	$198

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

Share-based compensation expense related to restricted stock and stock options recognized for the three and six months ended June 30, 2013 was $277,000 and $441,000, respectively.

The table below presents restricted stock award activity for the six months ended June 30, 2013:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2012	—	$—
Granted	223,382	15.71
Vested	—	—
Forfeited	—	—

Unvested restricted shares at June 30, 2013	223,382	$15.71

At June 30, 2013, unrecognized compensation expense adjusted for expected forfeitures was $2.8 million related to restricted stock. The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 4.60 years at June 30, 2013. No restricted stock awards were vested at June 30, 2013.

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the six months ended June 30, 2013:

(dollars in thousands, except per share data)	Stock Options Available for Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (years)	Aggregate Intrinsic Value

Balance at December 31, 2012	558,455	—	$—
Granted	(467,000)	467,000	15.71	10.00
Exercised	—	—	—
Forfeited	8,000	(8,000)	15.71
Expired	—	—	—

Balance at June 30, 2013	99,455	459,000	$15.71	9.60	$320

Options exercisable at June 30, 2013		—	$—

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Company granted 467,000 options during the six months ended June 30, 2013 with a fair value of $4.79 per option. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The expected term of the options is based on a calculated average life using the “simplified method” defined in and permitted by SEC Staff Accounting Bulletin No. 110 for newly public companies. Because the Company is a newly public company, expected volatility is estimated based on the previous 6.5 years trading history for an aggregate of six composite indexes of U.S. Banks and Thrifts of similar size. The expected dividend yield is based upon current yield on date of grant. Expected forfeitures are estimated at 5.63% based on the Company’s aggregate annual turnover rate for directors, executives and senior managers over the past 6.5 years because the Company has no forfeiture history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the six months ended June 30, 2013.

Six Months Ended June 30, 2013

Expected life in years	6.5 years
Expected stock price volatility	27.54%
Expected dividend yield	0.00%
Risk-free interest rate	1.26%

At June 30, 2013, the Company had $1.7 million of unrecognized compensation expense related to stock options. The period over which compensation cost related to unvested stock options was 4.60 years at June 30, 2013. No options were vested at June 30, 2013.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(dollars in thousands)	June 30, 2013	December 31, 2012

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$155,068	$144,733
Commitments under standby letters of credit	76	156

Total	$155,144	$144,889

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

Interest Rate Risk - The Bank’s profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Bank’s interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Bank’s interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than its interest-bearing liabilities, which are primarily term deposits. Accordingly, the Bank’s earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. However, based on the results of the Bank’s interest rate risk simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from the Bank’s difficulty in reducing its cost of funds further in this competitive pricing environment, the Bank’s earnings may well be adversely affected if interest rates decline further. Such a decline in rates could result from, among other things, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the economy. Accordingly, the Bank is carefully monitoring, through its Asset/Liability management process, the competitive landscape related to interest rates as well as various economic indicators in order to optimally position the Bank in terms of changes in interest rates.

Litigation - The Bank is periodically involved in legal actions in the normal course of business. The Bank is not a party to any pending legal proceedings that the Bank’s management believes would have a material adverse effect on the Bank’s financial condition, results of operations, or cash flows.

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $150,000 of its investment commitment in the first six months of 2013. This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of June 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

The methodologies for estimating fair values of financial assets and financial liabilities are determined as discussed below. The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest, Federal Home Loan Bank Stock and demand deposits.

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

The Bank does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with the accounting guidance contained in FASB ASC Topic 310: Receivables (“FASB ASC Topic 310”). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value, or discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Substantially all of the total impaired loans are evaluated based on the fair value of the collateral. In accordance with the fair value measurement and disclosure guidance contained in FASB ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.

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

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount in Balance Sheet

June 30, 2013

Financial assets:
Cash and cash equivalents	$38,289	$—	$—	$38,289	$38,289
Securities available for sale	718	243,350	—	244,068	244,068
Securities held to maturity	—	4,763	—	4,763	4,433
Investments in FHLB stock	—	—	3,131	3,131	3,131
Loans held for sale	—	9,187	—	9,187	9,051
Loans receivable, net	—	—	411,329	411,329	409,267
Accrued interest receivable	—	—	2,790	2,790	2,790
Deferred compensation assets	1,216	—	—	1,216	1,216

Financial liabilities:
Demand deposits	—	—	401,808	401,808	401,808
Time deposits	—	—	186,807	186,807	186,348
Repurchase agreements	—	—	418	418	421
Federal Home Loan Bank Advances	—	—	55,327	55,327	50,000
Deferred compensation liabilities	1,216	—	—	1,216	1,216
Accrued interest payable	—	—	124	124	124

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount in Balance Sheet

December 31, 2012

Financial assets:
Cash and cash equivalents	$47,390	$—	$—	$47,390	$47,390
Securities available for sale	739	237,997	—	238,736	238,736
Securities held to maturity	—	5,182	—	5,182	4,649
Investments in FHLB stock	—	—	3,429	3,429	3,429
Loans held for sale	—	9,905	—	9,905	9,759
Loans receivable, net	—	—	382,428	382,428	379,208
Accrued interest receivable	—	—	2,764	2,764	2,764
Deferred compensation assets	1,081	—	—	1,081	1,081

Financial liabilities:
Demand deposits	—	—	389,095	389,095	389,095
Time deposits	—	—	189,755	189,755	189,204
Repurchase agreements	—	—	409	409	411
Federal Home Loan Bank Advances	—	—	56,905	56,905	50,000
Deferred compensation liabilities	1,081	—	—	1,081	1,081
Accrued interest payable	—	—	127	127	127

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	—	—	—	—	—
Commitments under standby letters of credit	—	—	—	—	—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2013.

(dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount in Balance Sheets	Assets/ Liabilities Measured at Fair Value

June 30, 2013

Securities available for sale:
U.S. GSE and agency securities	$—	$7,564	$—	$7,564	$7,564
Asset-backed SBA securities	—	57,688	—	57,688	57,688
Residential mortgage-backed securities issued by GSE’s	—	119,393	—	119,393	119,393
State and local government securities	—	58,705	—	58,705	58,705
Mutual funds	718	—	—	718	718

Total	$718	$243,350	$—	$244,068	$244,068

Defined benefit plan assets:
Cash and cash equivalents	$667	$—	$—
Money market mutual funds	145	—	—
Debt security mutual funds	13,204	—	—
Equity security mutual funds	3,047	—	—

Total	$17,063	$—	$—

December 31, 2012

Securities available for sale:
U.S. GSE and agency securities	$—	$12,247	$—	$12,247	$12,247
Asset-backed SBA securities	—	70,411	—	70,411	70,411
Residential mortgage-backed securities issued by GSE’s	—	106,687	—	106,687	106,687
State and local government securities	—	48,652	—	48,652	48,652
Mutual funds	739	—	—	739	739

Total	$739	$237,997	$—	$238,736	$238,736

Defined benefit plan assets:
Cash and cash equivalents	$5,837	$—	$—
Money market mutual funds	225	—	—
Debt security mutual funds	12,095	—	—

Total	$18,157	$—	$—

ASB BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

As may be required from time to time, certain assets may be recorded at fair value on a nonrecurring basis in certain circumstances such as evidence of impairment in accordance with U.S. GAAP. Assets measured at fair value on a nonrecurring basis segregated by the level of the valuation inputs within the fair value hierarchy that were held for the periods indicated are in the table below.

(dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount in Balance Sheets	Assets/ Liabilities Measured at Fair Value

June 30, 2013

Impaired loans	$—	$—	$4,824	$4,824	$4,824
Foreclosed properties	—	—	16,660	16,660	16,660

December 31, 2012

Impaired loans	$—	$—	$4,686	$4,686	$4,686
Foreclosed properties	—	—	19,411	19,411	19,411

There were no transfers between valuation levels for any asset during the six months ended June 30, 2013 or 2012. If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(dollars in thousands)	Fair Value	Valuation Technique		Unobservable Input		Range (Weighted Average)

June 30, 2013

Impaired loans	$4,824	Discounted appraisals	(1)	Collateral discounts	(2)	5%-50% (15%	)
Foreclosed properties	16,660	Discounted appraisals	(1)	Collateral discounts	(2)	6%-95% (19%	)

December 31, 2012

Impaired loans	$4,686	Discounted appraisals	(1)	Collateral discounts	(2)	5%-50% (16%	)
Foreclosed properties	19,411	Discounted appraisals	(1)	Collateral discounts	(2)	6%-95% (12%	)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Critical Accounting Policies

During the three- and six-month periods ended June 30, 2013, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

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

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of ASC Topic 715: Compensation-Retirement Benefits, which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation. The Bank amended its pension plan to curtail or eliminate benefits under the plan for services to be performed in future periods. The amendment resulted in a one-time credit for prior service costs recognized at the time of curtailment and a recurring reduction in periodic costs recognized for obligations under the pension plan. See notes 1 and 5 of the notes to the consolidated financial statements included in this quarterly report.

Valuation of Stock-Based Compensation. The Company accounts for its stock options and restricted stock in accordance with ASC Topic 718: Compensation – Stock Compensation. ASC Topic 718 requires companies to expense the fair value of stock-based compensation. Management uses the Black-Scholes option valuation model and the Intrinsic Value model to estimate the fair value of stock options and restricted stock, respectively. These models require the input of highly subjective assumptions, including expected stock price volatility and option life stipulated for stock option awards. These subjective input assumptions materially affect the fair value estimate.

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at June 30, 2013 and our operating performance for the three- and six-month periods ended June 30, 2013. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

The following table provides the changes in our significant asset and liability categories at June 30, 2013 compared to December 31, 2012.

(dollars in thousands)	June 30, 2013	December 31, 2012	$ change	% change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$28,397	$37,029	$(8,632)	-23.3%
Investment securities	248,501	243,385	5,116	2.1%
Investments held at cost	3,131	3,429	(298)	-8.7%
Loans held for sale	9,051	9,759	(708)	-7.3%
Loans receivable, net of deferred fees	417,790	387,721	30,069	7.8%

Total interest-earning assets	706,870	681,323	25,547	3.7%

Non-interest-earning assets
Cash and due from banks	9,892	10,361	(469)	-4.5%
Allowance for loan losses	(8,523)	(8,513)	(10)	-0.1%
Premises and equipment, net of accumulated depreciation	12,944	13,306	(362)	-2.7%
Foreclosed real estate, net of reserves	16,660	19,411	(2,751)	-14.2%
Deferred income tax assets, net of deferred income tax liabilities	8,318	5,450	2,868	52.6%
Securities sold but not settled	—	21,260	(21,260)	-100.0%
Other assets	6,473	6,756	(283)	-4.2%

Total non-interest-earning assets	45,764	68,031	(22,267)	-32.7%

Total assets	$752,634	$749,354	$3,280	0.4%

Interest-bearing liabilities
Interest-bearing deposits	$516,548	$513,004	$3,544	0.7%
Overnight and short-term borrowings	421	411	10	2.4%
Federal Home Loan Bank advances	50,000	50,000	—	0.0%

Total interest-bearing liabilities	566,969	563,415	3,554	0.6%

Non-interest-bearing liabilities
Non-interest-bearing deposits	71,608	65,295	6,313	9.7%
Accounts payable and other liabilities	10,207	9,115	1,092	12.0%

Total non-interest-bearing liabilities	81,815	74,410	7,405	10.0%

Total liabilities	648,784	637,825	10,959	1.7%

Total equity	103,850	111,529	(7,679)	-6.9%

Total liabilities and equity	$752,634	$749,354	$3,280	0.4%

Cash and cash equivalents	$38,289	$47,390	$(9,101)	-19.2%
Total core deposits (excludes certificate accounts)	401,808	389,095	12,713	3.3%
Total certificates of deposit	186,348	189,204	(2,856)	-1.5%
Total deposits	588,156	578,299	9,857	1.7%
Total funding liabilities	638,577	628,710	9,867	1.6%

 Assets. Total assets increased $3.2 million, or 0.4%, to $752.6 million at June 30, 2013 from $749.4 million at December 31, 2012. Cash and cash equivalents decreased $9.1 million, or 19.2%, to $38.3 million at June 30, 2013 from $47.4 million at December 31, 2012. Investment securities increased $5.1 million, or 2.1%, to $248.5 million at June 30, 2013 from $243.4 million at December 31, 2012, primarily due to the reinvestment of proceeds from the sale of investment securities in the fourth quarter of 2012 that settled in the first quarter of 2013. Loans receivable, net of deferred fees, increased $30.1 million, or 7.8%, to $417.8 million at June 30, 2013 from $387.7 million at December 31, 2012 as new loan originations exceeded loan repayments, prepayments and foreclosures.

Loan originations totaled $169.3 million for the six months ended June 30, 2013 compared to $91.1 million for the six months ended June 30, 2012. Residential mortgage loan originations totaled $74.7 million and residential construction and land development loan originations totaled $8.7 million for the six months ended June 30, 2013 compared to $50.0 million and $6.3 million, respectively, for the comparable period of 2012. Originations of commercial mortgage loans totaled $55.3 million for the six months ended June 30, 2013 compared to $26.8 million for the same period in 2012. Originations of commercial construction and land development loans totaled $8.3 million and $1.1 million for the six-month periods ended June 30, 2013 and 2012, respectively. Commercial and industrial loan originations totaled $5.3 million for the six months ended June 30, 2013 compared to $3.5 million for the six months ended June 30, 2012. Revolving mortgage and consumer loan originations totaled $17.1 million for the six months ended June 30, 2013 compared to $3.5 million for the same period in 2012. The increase in originations was partially offset by $72.7 million in routine loan payments, prepayments and payoffs and $66.6 million in sales of residential mortgage loans for the six months ended June 30, 2013 compared to $70.0 million in routine payments, prepayments and payoffs and $45.8 million in residential mortgage sales for the six months ended June 30, 2012.

Nonperforming assets. Nonperforming assets totaled $18.2 million, or 2.42% of total assets, at June 30, 2013, compared to $20.6 million, or 2.74% of total assets, at December 31, 2012. Nonperforming assets included $1.5 million in nonperforming loans and $16.7 million in foreclosed real estate at June 30, 2013, compared to $1.2 million and $19.4 million, respectively, at December 31, 2012.

Nonperforming loans increased $393,000, or 34.1%, to $1.5 million at June 30, 2013 from $1.2 million at December 31, 2012. At June 30, 2013, nonperforming loans included seven residential mortgage loans that totaled $824,000, one commercial mortgage loan in the amount of $387,000, two commercial and industrial loans that totaled $177,000, one revolving home equity loan in the amount of $94,000, and one construction and land development loan in the amount of $50,000. As of June 30, 2013, the nonperforming loans had specific reserves totaling $150,000.

Troubled debt restructurings at June 30, 2013 totaled $5.4 million compared to $5.2 million at December 31, 2012. There were four additions to troubled debt restructurings during the six months ended June 30, 2013. At June 30, 2013, $97,000 of the total $5.4 million of troubled debt restructurings were not performing.

Foreclosed real estate at June 30, 2013 included 14 properties with a total carrying value of $16.7 million compared to 18 properties with a total carrying value of $19.4 million at December 31, 2012. During the six months ended June 30, 2013, there were two new properties in the amount of $291,000 added to foreclosed real estate, while six properties totaling $1.7 million were sold. The Bank also added $1.4 million in loss provisions.

Liabilities. Total deposits increased $9.9 million, or 1.7%, to $588.2 million at June 30, 2013 from $578.3 million at December 31, 2012. During the six months ended June 30, 2013, the Company continued its focus on core deposit growth, from which it excludes certificates of deposit. Core deposits increased $12.7 million, or 3.3%, to $401.8 million at June 30, 2013 from $389.1 million at December 31, 2012. Non-interest-bearing deposits increased $6.3 million, or 9.6%, to $71.6 million at June 30, 2013 from $65.3 million at December 31, 2012. Over the same period, certificates of deposit decreased $2.9 million, or 1.5%, to $186.3 million at June 30, 2013 from $189.2 million at December 31, 2012. Accounts payable and other liabilities increased $1.1 million, or 12.1%, to $10.2 million at June 30, 2013 from $9.1 million at December 31, 2012.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Overview. A net loss of $206,000, or $0.04 per share, was incurred for the quarter ended June 30, 2013 compared to a net loss of $114,000, or $0.02 per share, for the quarter ended June 30, 2012, primarily due to an increase of $2.0 million in noninterest expense, which was partially offset by a decrease of $1.3 million in the provision for loan losses and an increase of $523,000 in noninterest income. The increase in noninterest expense resulted in part from a $1.1 million increase in foreclosed property expenses. Net interest income decreased $75,000, which was a result of a $719,000 decrease in total interest and dividend income, partially offset by a decrease of $644,000 in total interest expense. Income tax benefit increased $136,000 for the quarter ended June 30, 2013 compared to the same quarter of the prior year.

	Three Months Ended June 30,
(dollars in thousands)	2013	2012	$ change	% change

Interest and dividend income	$5,679	$6,398	$(719)	-11.2%
Interest expense	1,099	1,743	(644)	-36.9%
Net interest income	4,580	4,655	(75)	-1.6%
Provision for loan losses	16	1,293	(1,277)	-98.8%
Net interest income after provision for loan losses	4,564	3,362	1,202	35.8%
Noninterest income	2,522	1,999	523	26.2%
Noninterest expense	7,541	5,588	1,953	34.9%
Loss before income taxes	(455)	(227)	(228)	-100.4%
Income tax benefit	(249)	(113)	(136)	-120.4%
Net loss	(206)	(114)	(92)	-80.7%

Net Interest Income. Net interest income decreased by $75,000, or 1.6%, to $4.6 million for the three months ended June 30, 2013 from $4.7 million for the three months ended June 30, 2012. Total interest and dividend income decreased by $719,000, or 11.2%, to $5.7 million for the three months ended June 30, 2013 compared to $6.4 million for the three months ended June 30, 2012, primarily as a result of a 14 basis point decrease in yields on interest-earning assets, a $11.4 million decrease in average loan balances and a $35.7 million decrease in the average balances of all other interest-earning assets, including investments. The decline in total interest and dividend income was partially offset by a $644,000, or 36.9%, decrease in interest expense to $1.1 million for the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012. The decrease in interest expense resulted from a 37 basis point reduction in the average rate paid on interest-bearing liabilities and a decline of $40.2 million in the average balances of interest-bearing liabilities, comparing the three-month periods.

Interest income on loans decreased $222,000, or 4.1%, to $4.7 million during the three months ended June 30, 2013 primarily due to a decrease in average outstanding loans of $11.4 million, or 2.7%. Loan originations increased $51.4 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, while residential mortgage loan sales increased by $7.3 million. Loan principal repayments increased $14.0 million to $42.0 million for the three months ended June 30, 2013 from $28.0 million for the three months ended June 30, 2012. The average balance of investment securities increased $1.2 million, or 1.7%, to $70.0 million for the three months ended June 30, 2013, while the average balance of mortgage-backed securities decreased $15.7 million, or 7.7%, to $188.4 million from $204.1 million over the same comparable three-month periods. The average balances of mortgage-backed securities decreased as securities were sold in part to fund increased loan originations for the quarter.

The previously discussed $644,000 decrease in interest expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was attributable to a $529,000 decrease in interest paid on deposits and a $115,000 decrease in interest paid on non-deposit borrowings. The decrease in deposit interest expense primarily resulted from a 37 basis point decline in deposit rates and a $30.0 million decline in average deposit balances. The decrease in interest expense on borrowings was largely attributable to a $10.0 million reduction in average borrowing balances.

Provision for Loan Losses. The provision for loan losses was $16,000 for the three months ended June 30, 2013 compared to $1.3 million for the three months ended June 30, 2012. The decrease in the provision was due to the combination of improvement in the economy, loan delinquencies and the credit quality of the loan portfolio, in addition to fewer charge-offs. The allowance for loan losses totaled $8.5 million, or 2.04% of total loans, at June 30, 2013 compared to $8.5 million, or 2.20% of total loans, at December 31, 2012. The Company charged off $87,000 in loans during the three months ended June 30, 2013 compared to $382,000 during the three months ended June 30, 2012.

Noninterest Income. Noninterest income increased $523,000, or 26.2%, to $2.5 million for the three months ended June 30, 2013 from $2.0 million for the three months ended June 30, 2012. Factors that contributed to the increase in noninterest income during the 2013 period were increases of $368,000 in gains from the sale of investment securities, $110,000 in mortgage banking income, $65,000 from debit card services and $59,000 in other income from a Small Business Investment Company (“SBIC”) investment, which were partially offset by the decrease of $81,000 in fees from deposits and other services. The increase in investment security gains resulted primarily from the Bank’s efforts to better position its portfolio for rising rates, while the increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expense. Noninterest expenses increased $2.0 million, or 34.9%, to $7.5 million for the three months ended June 30, 2013 from $5.6 million for the three months ended June 30, 2012. The increase was attributable to increases of $1.1 million in foreclosed property expenses, $618,000 in salaries and employee benefits, $114,000 in other noninterest expenses, and $73,000 in data processing expenses. The increase in foreclosed property expenses related primarily to the increase in the loss provision compared to the prior year. The increase in salaries and benefits was primarily due to increases of $318,000 in compensation expenses, $277,000 in expenses related to the Bank’s equity incentive plan, and $23,000 in payroll taxes and other benefit plan expenses. The increase in other noninterest expenses was primarily attributable to increased loan related expenses due to higher loan originations during 2013.

Income Tax Benefit. Income tax benefit increased $136,000 to $249,000 for the three months ended June 30, 2013 from $113,000 for the three-month period ended June 30, 2012, primarily due to an increase in the pre-tax loss. The effective tax rate was 54.73% for the three months ended June 30, 2013 compared to 49.78% for the three months ended June 30, 2012, primarily due to the combined effect of higher tax-exempt income relative to the pre-tax loss from operations.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

Overview. Net income was $534,000, or $0.11 per share, for the six months ended June 30, 2013 compared to $170,000, or $0.03 per share, for the six months ended June 30, 2012. Income before income taxes increased $443,000, primarily due to a $1.8 million decrease in provision for loan losses and a $453,000 increase in noninterest income, which were partially offset by a $1.7 million increase in total noninterest expenses.

	Six Months Ended June 30,
(dollars in thousands)	2013	2012	$ change	% change

Interest and dividend income	$11,425	$12,937	$(1,512)	-11.7%
Interest expense	2,216	3,662	(1,446)	-39.5%
Net interest income	9,209	9,275	(66)	-0.7%
Provision for loan losses	128	1,891	(1,763)	-93.2%
Net interest income after provision for loan losses	9,081	7,384	1,697	23.0%
Noninterest income	4,410	3,957	453	11.4%
Noninterest expense	12,861	11,154	1,707	15.3%
Income before income taxes	630	187	443	236.9%
Income tax provision	96	17	79	464.7%
Net income	534	170	364	214.1%

Net Interest Income. Net interest income decreased by $66,000, or 0.7%, to $9.2 million for the six months ended June 30, 2013 as compared to $9.3 million for the six months ended June 30, 2012. Total interest and dividend income decreased by $1.5 million, or 11.7%, to $11.4 million for the six months ended June 30, 2013 from $12.9 million for the six months ended June 30, 2012. The decrease in interest and dividend income was primarily a result of a 14 basis point decrease in yields on interest-earning assets and a $49.8 million decrease in the average balances of interest-earning assets. The decline in total interest and dividend income was essentially offset by a $1.5 million, or 39.5%, decrease in interest expense to $2.2 million for the six months ended June 30, 2013 from $3.7 million for the six months ended June 30, 2012. The decrease in interest expense resulted from a 42 basis point reduction in the average rate paid on interest-bearing liabilities and a decline of $44.2 million in the average balances of interest-bearing liabilities.

Interest income on loans decreased $722,000, or 7.2%, to $9.3 million during the six months ended June 30, 2013, primarily due to a $21.5 million, or 5.0%, decrease in average outstanding loans to $404.2 million during the period. Loan originations increased $78.1 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Residential mortgage loan sales increased $20.8 million, while loan principal repayments increased $2.7 million to $72.7 million for the six months ended June 30, 2013 from $70.0 million for the six months ended June 30, 2012. The average balance of investment securities increased $3.1 million, or 4.7%, to $68.9 million, while mortgage-backed securities decreased $8.3 million, or 4.2%, to $190.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

The decrease in interest expense of $1.5 million was primarily attributable to a decrease in interest expense on interest-bearing deposits, which declined to $1.2 million for the six months ended June 30, 2013 from $2.5 million for the comparable six months of 2012 as the average rate paid on interest-bearing deposits declined 41 basis points to 0.49% from 0.90% and average balances of interest-bearing deposits decreased $34.1 million to $514.9 million from $549.0 million for the respective periods. Average borrowings decreased $10.2 million to $50.6 million from $60.8 million for the comparable periods.

Provision for Loan Losses. The provision for loan losses was $128,000 for the six months ended June 30, 2013 compared to $1.9 million for the six months ended June 30, 2012. As was the case for the second quarter, the decrease in the provision was due to improvement in the economy, loan delinquencies and the credit quality of the loan portfolio, in addition to fewer charge-offs, which were $192,000 for the first six months of 2013 compared to $1.1 million for the first six months of 2012.

Noninterest Income. Noninterest income increased $453,000 to $4.4 million for the six months ended June 30, 2013 from $4.0 million for the six months ended June 30, 2012. Factors that contributed to the increase in noninterest income during the 2013 period were increases of $371,000 in mortgage banking income, $303,000 in other noninterest income and $117,000 in debit card service income related to increased transaction volumes, partially offset by decreases of $197,000 in service charge income and $141,000 in gains from sales of investment securities. The increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The increase in other noninterest income primarily related to an increase of $174,000 in other income from a SBIC investment. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expense. Noninterest expense increased $1.7 million, or 15.3%, to $12.9 million for the six months ended June 30, 2013 from $11.2 million for the six months ended June 30, 2012. The higher 2013 noninterest expenses primarily resulted from increases of $1.2 million in foreclosed property expenses, $437,000 in salaries and benefits and $32,000 in other noninterest expenses. The increase in foreclosed property expenses related primarily to the increase in the loss provision compared to the prior year. The increase in salaries and benefits was primarily due to increases of $441,000 in expenses related to the Bank’s new equity incentive plan and a $440,000 increase in compensation expenses, which were partially offset by a $481,000 one-time credit to pension expense resulting from the curtailment of benefits for future service. The increase in other noninterest expenses was primarily attributable to increased loan related expenses due to higher loan originations during 2013.

Income Tax Expense. Income tax expense increased by $79,000 for the six months ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to an increase in pre-tax income. The effective tax rate was 15.24% for the six months ended June 30, 2013 compared to 9.09% for the six months ended June 30, 2012, primarily due to the effect of higher tax-exempt income relative to pre-tax income.

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

	For the Three Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$41,971	$42	0.40%	$62,491	$56	0.36%
Loans receivable	408,688	4,691	4.60%	420,084	4,913	4.70%
Investment securities	69,973	399	2.98%	68,807	315	2.08%
Mortgage-backed and similar securities	188,434	530	1.13%	204,079	1,099	2.17%
Other interest-earning assets	3,131	17	2.18%	3,881	15	1.55%

Total interest-earning assets	712,197	5,679	3.27%	759,342	6,398	3.41%

Allowance for loan losses	(8,608)			(10,591)
Noninterest-earning assets	51,831			42,188

Total assets	$755,420			$790,939

Liabilities and equity

NOW accounts	$144,313	85	0.24%	$136,020	135	0.40%
Money market accounts	152,076	103	0.27%	141,797	115	0.33%
Savings accounts	32,018	8	0.10%	27,304	12	0.18%
Certificates of deposit	188,793	414	0.88%	242,126	877	1.46%

Total interest-bearing deposits	517,200	610	0.47%	547,247	1,139	0.84%
Overnight and short-term borrowings	642	—	0.00%	799	2	1.01%
Federal Home Loan Bank advances	50,000	489	3.92%	60,000	602	4.04%

Total interest-bearing liabilities	567,842	1,099	0.78%	608,046	1,743	1.15%

Noninterest-bearing deposits	69,311			57,114
Other noninterest-bearing liabilities	10,427			8,975

Total liabilities	647,580			674,135

Total equity	107,840			116,804

Total liabilities and equity	$755,420			$790,939

Net interest income		$4,580			$4,655

Interest rate spread			2.49%			2.26%
Net interest margin			2.65%			2.49%
Average interest-earning assets to average interest-bearing liabilities	125.42%			124.88%

	For the Six Months Ended June 30,
	2013			2012
(dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$42,671	$82	0.39%	$65,192	$111	0.34%
Loans receivable	404,192	9,291	4.64%	425,643	10,013	4.73%
Investment securities	68,883	769	2.92%	65,768	639	2.19%
Mortgage-backed and similar securities	190,533	1,245	1.32%	198,862	2,143	2.17%
Other interest-earning assets	3,268	38	2.34%	3,877	31	1.61%

Total interest-earning assets	709,547	11,425	3.31%	759,342	12,937	3.45%

Allowance for loan losses	(8,510)			(10,464)
Noninterest-earning assets	55,071			42,710

Total assets	$756,108			$791,588

Liabilities and equity

NOW accounts	$142,668	177	0.25%	$133,675	298	0.45%
Money market accounts	152,252	207	0.27%	140,299	267	0.38%
Savings accounts	31,289	15	0.10%	26,330	29	0.22%
Certificates of deposit	188,706	843	0.90%	248,664	1,862	1.51%

Total interest-bearing deposits	514,915	1,242	0.49%	548,968	2,456	0.90%
Overnight and short-term borrowings	635	1	0.32%	789	3	0.76%
Federal Home Loan Bank advances	50,000	973	3.92%	60,000	1,203	4.03%

Total interest-bearing liabilities	565,550	2,216	0.79%	609,757	3,662	1.21%

Noninterest-bearing deposits	67,763			55,355
Other noninterest-bearing liabilities	13,618			9,863

Total liabilities	646,931			674,975

Total equity	109,177			116,613

Total liabilities and equity	$756,108			$791,588

Net interest income		$9,209			$9,275

Interest rate spread			2.52%			2.24%
Net interest margin			2.68%			2.48%
Average interest-earning assets to average interest-bearing liabilities	125.46%			124.53%

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

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Compared to			Compared to
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(20)	$6	$(14)	$(42)	$13	$(29)
Loans receivable	(132)	(90)	(222)	(497)	(225)	(722)
Investment securities	5	79	84	31	99	130
Mortgage-backed and similar securities	(79)	(490)	(569)	(86)	(812)	(898)
Other interest-earning assets	(3)	5	2	(5)	12	7

Total interest-earning assets	(229)	(490)	(719)	(599)	(913)	(1,512)

Interest expense:
NOW accounts	8	(58)	(50)	19	(140)	(121)
Money market accounts	8	(20)	(12)	21	(81)	(60)
Savings accounts	2	(6)	(4)	5	(19)	(14)
Certificates of deposit	(166)	(297)	(463)	(381)	(638)	(1,019)

Total interest-bearing deposits	(148)	(381)	(529)	(336)	(878)	(1,214)
Overnight and short-term borrowings	—	(2)	(2)	—	(2)	(2)
Federal Home Loan Bank advances	(98)	(15)	(113)	(195)	(35)	(230)

Total interest-bearing liabilities	(246)	(398)	(644)	(531)	(915)	(1,446)

Net increase (decrease) interest income	$17	$(92)	$(75)	$(68)	$2	$(66)

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

The following table provides information with respect to our non-performing assets at the dates indicated.

(dollars in thousands)	June 30, 2013	December 31, 2012	$ change	% change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial construction and land development	$50	$40	$10	25.0%
Commercial mortgage	387	—	387	n/a
Commercial and industrial	177	114	63	55.3%

Total commercial	614	154	460	298.7%

Non-commercial:
Residential mortgage	824	808	16	2.0%
Revolving mortgage	94	155	(61)	-39.4%
Consumer	12	34	(22)	-64.7%

Total non-commercial	930	997	(67)	-6.7%

Total nonaccruing loans (1)	1,544	1,151	393	34.1%

Total loans past due 90 or more days and still accruing	—	—	—	0.0%

Total nonperforming loans	1,544	1,151	393	34.1%

Foreclosed real estate	16,660	19,411	(2,751)	-14.2%

Total nonperforming assets	18,204	20,562	(2,358)	-11.5%

Performing troubled debt restructurings (2)	5,317	5,065	252	5.0%

Performing troubled debt restructurings and total nonperforming assets	$23,521	$25,627	(2,106)	-8.2%

Allowance for loan losses	$8,523	$8,513

Total loans	$417,790	$387,721

Allowance as a percentage of total loans	2.04%	2.20%
Allowance as a percentage of nonperforming loans	552.01%	739.62%
Total nonperforming loans to total loans	0.37%	0.30%
Total nonperforming loans to total assets	0.21%	0.15%
Total nonperforming assets to total assets	2.42%	2.74%
Performing troubled debt restructurings and total nonperforming assets to total assets	3.13%	3.42%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as troubled debt restructurings, totaled $5.4 million at June 30, 2013, compared to $5.2 million at December 31, 2012. The increase during the six months ended June 30, 2013 was mainly the result of four loans totaling $304,000 being restructured during the period. At June 30, 2013, $97,000 of the total $5.4 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $26,000 and $52,000 for the three- and six-month periods ended June 30, 2013, respectively, compared to $214,000 and $457,000 for the comparable periods of 2012. Interest income of $80,000 and $153,000 related to nonperforming loans was recognized for the three- and six-month periods ended June 30, 2013, respectively, compared to $66,000 and $106,000, respectively, for the same periods of 2012.

At June 30, 2013, our nonaccruing loans included the following:

•	Commercial Construction and Land Development loans

•	One loan secured by land located in western North Carolina. As of June 30,2013, the loan was considered impaired and nonaccruing with a remaining balance of $50,000.

•	Commercial Mortgage loans

•

One loan secured by a commercial building located in western North Carolina. As of June 30, 2013, the loan was considered impaired and nonaccruing with a remaining balance of $387,000. The Bank had a specific reserve of $48,000 as of June 30, 2013.

•	Residential Mortgage loans

•	Seven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $824,000 as of June 30, 2013.

At June 30, 2013, our performing troubled debt restructurings included the following:

•	Commercial Mortgage Loans

•

One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of June 30, 2013, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2014. As of June 30, 2013, the loan had a specific reserve of $608,000.

•	Residential Mortgage Loans

•	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $2.1 million as of June 30, 2013.

Foreclosed properties consisted of the following at the dates indicated.

	June 30, 2013		December 31, 2012
(dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:
Commercial mortgage	1	$874	2	$1,709
Commercial construction and land development	11	15,380	10	16,642
Residential mortgage	2	406	5	944
Residential construction	—	—	1	116

Total	14	$16,660	18	$19,411

An analysis of foreclosed real estate follows:

Six Months Ended
(dollars in thousands)	June 30, 2013

Beginning balance	$19,411
Transfers from loans	291
Capitalized cost	12
Loss provisions	(1,422)
Gain on sale of foreclosed properties	54
Net proceeds from sales of foreclosed properties	(1,686)
Sales of properties funded by loans	—

Ending balance	$16,660

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired (i) 44 of the 48 condominium units in the building including all eight of the retail units, three of which are leased, (ii) eight of the 11 commercial office condominiums, three of which were sold by the developer prior to the foreclosure, and (iii) 28 of the 29 residential units, one of which was sold by the developer prior to the foreclosure. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million. During the second quarter of 2013, the Bank recorded an additional write-down of $1.2 million primarily based on its receipt of a letter of intent from a qualified prospective buyer to purchase all of the remaining residential units, which resulted in an adjusted recorded amount of $8.6 million at June 30, 2013.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the FDIC and the NCCoB have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions, and values, and there is a high possibility of loss. Assets classified “loss” are considered uncollectible and of such little value that continued recognition as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2013	2012	$ change	% change

Adversely classified loans:
Substandard	$3,584	$3,969	$(385)	-9.7%
Loss	—	4	(4)	-100.0%

Total adversely classified loans	3,584	3,973	(389)	-9.8%
Special mention loans	38,330	35,149	3,181	9.1%

Total classified and special mention loans	41,914	39,122	2,792	7.1%

Total other classified and special mention assets	—	—	—	0.0%

Total classified and special mention assets	$41,914	$39,122	$2,792	7.1%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At June 30, 2013, substandard loans totaling $3.6 million included $1.1 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $2.5 million in performing substandard loans included the following:

•	Commercial Mortgage loans

•	One loan on commercial retail property located in western North Carolina. As of June 30, 2013, the loan was performing with a total balance of $525,000.

•	Residential Mortgage loans

•	Twenty-four loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $1.5 million as of June 30, 2013.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as non-performing assets.

At June 30, 2013, special mention loans included the Bank’s largest performing troubled debt restructured commercial mortgage as previously discussed.

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

We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on securities and interest-earning deposits we place with other banks, and (iv) the objectives of our asset-liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $38.3 million, including $28.4 million in interest-bearing deposits in other banks, of which $13.6 million was on deposit with the Federal Reserve Bank. Securities totaling $244.1 million at June 30, 2013 classified as available-for-sale provided an additional source of liquidity. In addition, at June 30, 2013, we had the ability to borrow a total of approximately $54.9 million from the Federal Home Loan Bank of Atlanta and approximately $9.4 million from the Federal Reserve Bank’s discount window. At June 30, 2013, we had $50.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At June 30, 2013, we had $155.1 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of June 30, 2013 totaled $99.8 million, or 53.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of thirteen full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

At June 30, 2013
Long-term debt obligations	$50,000	$—	$—	$40,000	$10,000
Operating lease obligations	1,978	362	724	372	520

Total	$51,978	$362	$724	$40,372	$10,520

At December 31, 2012
Long-term debt obligations	$50,000	$—	$—	$40,000	$10,000
Operating lease obligations	2,159	362	724	523	550

Total	$52,159	$362	$724	$40,523	$10,550

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

June 30, 2013
Tier I leverage capital	$108,088	14.24%	$30,359	4.00%	$37,949	5.00%
Tier I risk-based capital	108,088	25.25%	17,125	4.00%	25,687	6.00%
Total risk-based capital	113,479	26.51%	34,250	8.00%	42,812	10.00%

December 31, 2012
Tier I leverage capital	112,508	14.69%	30,632	4.00%	38,290	5.00%
Tier I risk-based capital	112,508	27.72%	16,237	4.00%	24,356	6.00%
Tier I risk-based capital	117,638	28.98%	32,475	8.00%	40,594	10.00%

Asheville Savings Bank, S.S.B.

June 30, 2013
Tier I leverage capital	$90,581	12.17%	$29,782	4.00%	$37,227	5.00%
Tier I risk-based capital	90,581	21.23%	17,069	4.00%	25,603	6.00%
Total risk-based capital	95,954	22.49%	34,138	8.00%	42,672	10.00%
NC Savings Bank capital	99,104	13.40%	36,986	5.00%	n/a	n/a

December 31, 2012
Tier I leverage capital	90,388	12.06%	29,983	4.00%	37,479	5.00%
Tier I risk-based capital	90,388	22.35%	16,174	4.00%	24,262	6.00%
Total risk-based capital	95,498	23.62%	32,349	8.00%	40,436	10.00%
NC Savings Bank capital	98,914	13.48%	36,680	5.00%	n/a	n/a

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

For the six months ended June 30, 2013 and the year ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration and generally selling in the secondary market substantially all newly originated fixed rate one-to-four family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

				Over the Next Twelve Months
	As of June 30, 2013			Ending June 30, 2014
	Present Value of Equity			Projected Net Interest Income
(dollars in thousands)	Market Value	$ change	% change	Net Interest Income	$ change	% change

Change in Rates (in basis points “bp”):
300 bp	$96,101	$(25,364)	-20.88%	$18,150	$(53)	-0.29%
200	103,861	(17,604)	-14.49%	17,769	(434)	-2.38%
100	112,741	(8,724)	-7.18%	17,962	(241)	-1.32%
0	121,465	—	0.00%	18,203	—	0.00%
(100)	123,088	1,623	1.34%	16,693	(1,510)	-8.30%

Item 4. Controls and Procedures

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(e) of the Exchange Act during the quarter ended June 30, 2013. In connection with the above evaluation, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’ internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2013. As of June 30, 2013, the risk factors of ASB Bancorp have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs (d)
April 1 - April 30, 2013	—	—	—	—
May 1 - May 31, 2013	—	—	—	265,266
June 1 - June 30, 2013	21,000	16.34	21,000	244,266

Total	21,000	16.34	21,000

On May 24, 2013, the Company announced the commencement of a 5% stock repurchase program. Under the plan, the Company could repurchase up to 265,266 shares, or 5%, of its common stock outstanding as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. As of June 30, 2013 the Company had purchased a total of 21,000 shares at an average price of $16.34 per share.

The following table sets forth information as of June 30, 2013 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)

3.2	Bylaws of ASB Bancorp, Inc. (1)

4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)

10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)

10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)

10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)

10.4	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Fred A. Martin * (2)

10.5	Employment Agreement, dated as of December 18, 2012, by and between Asheville Savings Bank, S.S.B. and Vikki D. Bailey * (3)

10.6	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (4)

10.7	ASB Bancorp, Inc. Stock-Based Deferral Plan * (4)

10.8	ASB Bancorp, Inc. 2012 Equity Incentive Plan * (5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements. **

*	Management contract or compensatory plan, contract or arrangement.
**	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.‘s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.‘s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.‘s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012.
(4)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.‘s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.
(5)	Incorporated herein by reference to Appendix A to ASB Bancorp, Inc.‘s definitive proxy statement on Form DEF14A filed with the Securities and Exchange Commission on April 12, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

August 8, 2013	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2013	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)