Form 10-Q
period 2013-09-30
ASB Bancorp Inc
filed 2013-11-08
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission file number: 001-35279

ASB BANCORP, INC.
(Exact name of registrant as specified in its charter)

North Carolina	45-2463413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

11 Church Street, Asheville, North Carolina	28801
(Address of principle executive offices)	(Zip code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 5,183,823 shares of Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2013.

ASB BANCORP, INC.
  FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(dollars in thousands, except par values)	2013	2012*

Assets
Cash and due from banks	$9,440	$10,361
Interest-earning deposits with banks	68,450	37,029
Total cash and cash equivalents	77,890	47,390

Securities available for sale (amortized cost of $196,341 at September 30, 2013 and $235,605 at December 31, 2012)	191,651	238,736
Securities held to maturity (estimated fair value of $4,638 at September 30, 2013 and $5,182 at December 31, 2012)	4,322	4,649
Investment in Federal Home Loan Bank stock, at cost	3,131	3,429
Loans held for sale	4,887	9,759
Loans receivable (net of deferred loan fees of $563 at September 30, 2013 and $410 at December 31, 2012)	429,778	387,721
Allowance for loan losses	(7,589)	(8,513)
Loans receivable, net	422,189	379,208

Premises and equipment, net	12,726	13,306
Foreclosed real estate (net of loss reserves of $4,622 at September 30, 2013 and $3,114 at December 31, 2012)	15,371	19,411
Deferred income tax assets, net	8,337	5,450
Securities sold but not settled	4,891	21,260
Other assets	5,907	6,756

Total assets	$751,302	$749,354

Liabilities
Noninterest-bearing deposits	$76,810	$65,295
Interest-bearing deposits	507,049	513,004
Total deposits	583,859	578,299
Overnight and short-term borrowings	471	411
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	14,096	9,115

Total liabilities	648,426	637,825

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,223,823 shares issued at September 30, 2013 and 5,584,551 shares issued at December 31, 2012	52	56
Additional paid-in capital	48,895	53,994
Retained earnings	69,664	68,570
Accumulated other comprehensive loss, net of tax	(7,945)	(3,067)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,846)	(4,080)
Unearned equity incentive plan shares	(3,601)	(3,601)
Stock-based deferral plan shares	(343)	(343)

Total stockholders’ equity	102,876	111,529

Total liabilities and stockholders’ equity	$751,302	$749,354

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Interest and dividend income
Loans, including fees	$4,865	$4,814	$14,156	$14,827
Securities	813	1,216	2,827	3,998
Other earning assets	73	58	193	200

Total interest and dividend income	5,751	6,088	17,176	19,025

Interest expense
Deposits	525	918	1,767	3,374
Overnight and short-term borrowings	-	-	1	1
Federal Home Loan Bank advances	496	609	1,469	1,814

Total interest expense	1,021	1,527	3,237	5,189

Net interest income	4,730	4,561	13,939	13,836

Provision for (recovery of) loan losses	(863)	542	(735)	2,433

Net interest income after provision for loan losses	5,593	4,019	14,674	11,403

Noninterest income
Mortgage banking income	457	340	1,608	1,120
Deposit and other service charge income	676	712	1,974	2,207
Income from debit card services	391	368	1,142	1,002
Gain on sale of investment securities	180	886	869	1,716
Other noninterest income	164	110	685	328

Total noninterest income	1,868	2,416	6,278	6,373

Noninterest expenses
Salaries and employee benefits	3,276	2,826	9,316	8,429
Occupancy expense, net	500	556	1,571	1,635
Foreclosed property expenses	582	221	2,198	657
Data processing fees	667	645	1,991	1,870
Federal deposit insurance premiums	157	162	470	495
Advertising	159	205	518	532
Professional and outside services	225	229	643	692
Other noninterest expenses	937	916	2,657	2,604

Total noninterest expenses	6,503	5,760	19,364	16,914

Income before income tax provision	958	675	1,588	862

Income tax provision	398	218	494	235

Net income	$560	$457	$1,094	$627

Net income per common share – Basic	$0.12	$0.09	$0.23	$0.12
Net income per common share – Diluted	$0.12	$0.09	$0.23	$0.12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Comprehensive Income (Loss)
Net income	$560	$457	$1,094	$627
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(180)	(886)	(869)	(1,716)
Deferred income tax benefit	68	354	327	686
Gains (losses) arising during the period	(1,053)	3,131	(6,952)	2,985
Deferred income tax benefit (expense)	314	(1,252)	2,690	(1,195)
Unrealized holding gains (losses) adjustment, net of tax	(851)	1,347	(4,804)	760

Defined Benefit Pension Plans:
Net periodic pension cost (benefit)	169	110	(2)	328
Net pension (gain) loss	(169)	(110)	2	(328)
Deferred income tax expense	(74)	-	(74)	-
Defined benefit pension plan adjustment, net of tax	(74)	-	(74)	-

Total other comprehensive income (loss)	(925)	1,347	(4,878)	760

Comprehensive income (loss)	$(365)	$1,804	$(3,784)	$1,387

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Nine Months Ended
(dollars in thousands)	September 30, 2013

Common stock
December 31, 2012	$56
Repurchase of common stock	(4)
September 30, 2013	$52

Additional paid-in capital
December 31, 2012	$53,994
Repurchase of common stock	(5,985)
ESOP shares allocated	157
Stock-based compensation expense	729
September 30, 2013	$48,895

Retained earnings
December 31, 2012	$68,570
Net income	1,094
September 30, 2013	$69,664

Accumulated other comprehensive income (loss), net of tax
December 31, 2012	$(3,067)
Other comprehensive loss	(4,878)
September 30, 2013	$(7,945)

Unearned ESOP shares
December 31, 2012	$(4,080)
ESOP shares allocated	234
September 30, 2013	$(3,846)

Unearned equity incentive plan shares
December 31, 2012	$(3,601)
September 30, 2013	$(3,601)

Stock-based deferral plan shares
December 31, 2012	$(343)
September 30, 2013	$(343)

Total stockholders’ equity
December 31, 2012	$111,529
Repurchase of common stock	(5,989)
Net income	1,094
Other comprehensive loss	(4,878)
ESOP shares allocated	391
Stock-based compensation expense	729
September 30, 2013	$102,876

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2013	2012

Operating Activities
Net income	$1,094	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(735)	2,433
Provision for loss on foreclosed properties	1,841	554
Depreciation	833	892
Loss (gain) on sale of fixed and other assets	1	(8)
Loss (gain) on sale of foreclosed real estate	(33)	32
Deferred income tax expense	56	184
Net amortization of premiums on securities	4,129	2,341
Gain on sale of investment securities	(869)	(1,716)
Net accretion of deferred fees on loans	(106)	(81)
Mortgage loans originated for sale	(84,779)	(66,059)
Proceeds from sale of mortgage loans	91,259	65,400
Gain on sale of mortgage loans	(1,608)	(1,120)
ESOP compensation expense	391	310
Stock-based compensation expense	729	-
Decrease in income tax receivable	149	2,554
Decrease (increase) in interest receivable	508	(24)
Net change in other assets and liabilities	(3,460)	2,517

Net cash provided by operating activities	9,400	8,836

Investing Activities
Purchases of securities available for sale	(58,886)	(180,747)
Proceeds from sales of securities available for sale	85,198	98,577
Proceeds from maturities and/or calls of securities available for sale	1,000	18,000
Principal repayments on mortgage-backed and asset-backed securities	34,021	32,609
Redemption (purchase) of FHLB stock	298	(9)
Net decrease (increase) in loans receivable	(42,590)	23,959
Purchase of credit impaired loan	-	(2,895)
Capitalized expenses of foreclosed real estate	(12)	-
Net proceeds from sales of foreclosed real estate	2,694	2,275
Purchases of premises and equipment	(253)	(519)
Net proceeds from sales of fixed and other assets	(1)	93

Net cash provided by (used in) investing activities	21,469	(8,657)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended
	September 30,
(dollars in thousands)	2013	2012

Financing Activities
Net increase (decrease) in deposits	$5,560	$(21,550)
Net proceeds from (repayments of) repurchase agreements	60	(330)
Stock-based deferral plan shares purchased	-	(3)
Equity incentive plan shares purchased	-	(40)
Common stock repurchased	(5,989)	-

Net cash used in financing activities	(369)	(21,923)

Net increase (decrease) in cash and cash equivalents	30,500	(21,744)
Cash and cash equivalents at beginning of period	47,390	72,327

Cash and cash equivalents at end of period	$77,890	$50,583

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$3,234	$5,194
Income taxes	(285)	(2,058)

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$450	$6,336
Security purchases in the process of settlement	3,742	(119)
Increase (decrease) in unrealized gains and losses on securities available for sale	(7,821)	1,269
Increase (decrease) in deferred income taxes resulting from other comprehensive income	2,943	(509)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other future period.

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

Revolving mortgage loans are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Bank’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. In addition, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

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

Substandard – A substandard asset is inadequately protected by the current net worth and paying capacity of the obligor and/or the realizable value of the collateral pledged, if any. Assets classified as substandard generally have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. These assets are characterized by the distinct possibility of loss if the deficiencies are not corrected.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

	Three Months Ended September 30, 2013
	Beginning	OCI Before	Amount	Net	Ending
(dollars in thousands)	Balance	Reclassification	Reclassified	OCI	Balance

Unrealized loss on securities	$(2,074)	$(739)	$(112)	$(851)	$(2,925)
Benefit plan liability	(4,946)	(178)	104	(74)	(5,020)
Accumulated other comprehensive loss, net of tax	$(7,020)	$(917)	$(8)	$(925)	$(7,945)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Nine Months Ended September 30, 2013
	Beginning	OCI Before	Amount	Net	Ending
(dollars in thousands)	Balance	Reclassification	Reclassified	OCI	Balance

Unrealized gain (loss) on securities	$1,879	$(4,262)	$(542)	$(4,804)	$(2,925)
Benefit plan liability	(4,946)	(73)	(1)	(74)	(5,020)
Accumulated other comprehensive loss, net of tax	$(3,067)	$(4,335)	$(543)	$(4,878)	$(7,945)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

	Amount Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented
	Three	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2013	2013

Reclassification of securities gains recognized in net income	$(180)	$(869)	Gain on sale of investment securities
Deferred income tax expense	68	327	Income tax provision
Total reclassifications for the period	$(112)	$(542)	Net of tax

Amortization of defined benefit pension items:
Prior service cost (credit)	$-	$(18)
Net loss	169	497
Curtailment credit	-	(481)
Net periodic pension cost (benefit)	169	(2)	Salaries and employee benefits
Deferred income tax (benefit) expense	(65)	1	Income tax provision
Total reclassifications for the period	$104	$(1)	Net of tax

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

A significant portion of the recorded deferred tax assets relate to a loan loss allowance on which the realization of income tax benefits is dependent on the Bank’s ability to generate future taxable income. Because of this dependency, the Bank’s management considered the need for a valuation allowance, but determined there was sufficient positive evidence to support their conclusion not to record a valuation allowance. The positive evidence that led the Bank’s management to conclude that the income tax benefits of the Bank’s deferred tax assets would be realized included (i) the Bank has a sustained history of generating taxable income and realizing the income tax benefits of its deferred tax assets and income tax credits, (ii) the Bank’s management believes that, based on certain credit quality indicators, the credit quality issues that resulted in the 2010 net loss and caused the net operating loss carry forward and deferred tax asset related to the loan loss allowance have improved, (iii) the Bank generated income before income taxes in 2012 and 2011, and (iv) the net operating loss carry forward does not expire in the near term and the Bank has not experienced expiring loss carry forwards in its past. The Bank’s loss carry forward periods under applicable federal and North Carolina income tax laws are 20 years and 15 years, respectively, with remaining loss carry forward periods of 18 years and 13 years, respectively.

The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years 2009 and thereafter are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income per common share has been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Numerator:
Net income	$560	$457	$1,094	$627

Denominator:
Weighted average common shares outstanding	5,280,116	5,584,551	5,347,812	5,584,551
Less: Weighted average unvested restricted shares	(223,382)	-	(194,743)	-
Less: Weighted average unallocated ESOP shares	(388,506)	(419,863)	(396,289)	(427,666)
Weighted average common shares used to compute net income per common share – Basic	4,668,228	5,164,688	4,756,780	5,156,885
Add: Effect of dilutive securities	32,497	-	79	-
Weighted average common shares used to compute net income per common share – Diluted	4,700,725	5,164,688	4,756,859	5,156,885

Net income per common share – Basic	$0.12	$0.09	$0.23	$0.12
Net income per common share – Diluted	$0.12	$0.09	$0.23	$0.12

For the three months ended September 30, 2013, there were 63,687 anti-dilutive stock options.  For the nine months ended September 30, 2013 there were 83,347 anti-dilutive stock options and 6,019 anti-dilutive restricted stock shares.

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

Accounting Standards Update ASU 2012-03 – In August, 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections, which amends a number of SEC sections in the FASB Accounting Standards Codification as a result of (i) the issuance of SAB 114, (ii) the issuance of SEC Final Rule 33-9250, and (iii) corrections related to ASU 2010-22. ASU 2012-03 is effective for all entities upon issuance. The adoption of the new guidance did not have a significant impact on the Company's financial statements.

Accounting Standards Update ASU 2013-02 – In February, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. Both public and nonpublic entities that report items of OCI are affected by the ASU. ASU 2013-02 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption is permitted. The amendments in the ASU should be applied prospectively. Other than the addition of the required disclosures, the adoption of the new guidance did not have an impact on the Company's financial statements.

Accounting Standards Update ASU 2013-11 – In July, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends the disclosures for entities with unrecognized tax benefits for which a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists as of the reporting date. ASU 2013-11 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The adoption of the new guidance is not expected to have a significant impact on the Company's financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2013

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$349	$3	$-	$352
After 1 year but within 5 years	2,053	5	(20)	2,038
After 5 years but within 10 years	1,168	-	(60)	1,108
Asset-backed securities issued by the Small Business Administration (SBA)	30,630	200	(71)	30,759
Residential mortgage-backed securities issued by GSE’s (1)	105,810	219	(1,594)	104,435
State and local government securities due -
After 5 years but within 10 years	11,056	60	(348)	10,768
After 10 years	44,552	43	(3,123)	41,472
Mutual funds	723	-	(4)	719
Total	$196,341	$530	$(5,220)	$191,651

December 31, 2012

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$10,609	$232	$(16)	$10,825
After 5 years but within 10 years	1,416	6	-	1,422
Asset-backed securities issued by the Small Business Administration (SBA)	69,088	1,387	(64)	70,411
Residential mortgage-backed securities issued by GSE’s (1)	105,598	1,386	(297)	106,687
State and local government securities due -
After 5 years but within 10 years	7,613	388	(6)	7,995
After 10 years	40,570	529	(442)	40,657
Mutual funds	711	28	-	739
Total	$235,605	$3,956	$(825)	$238,736

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at September 30, 2013 and December 31, 2012 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

September 30, 2013

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,055	$108	$-	$1,163
Residential mortgage-backed securities issued by GSE’s (1)	845	50	-	895
State and local government securities due -
After 5 years but within 10 years	954	88	-	1,042
After 10 years	1,468	70	-	1,538
Total	$4,322	$316	$-	$4,638

December 31, 2012

U.S. GSE and agency securities due -
After 5 years but within 10 years	$1,065	$144	$-	$1,209
Residential mortgage-backed securities issued by GSE’s (1)	1,166	83	-	1,249
State and local government securities due -
After 5 years but within 10 years	951	141	-	1,092
After 10 years	1,467	165	-	1,632
Total	$4,649	$533	$-	$5,182

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at September 30, 2013 and December 31, 2012 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012. The total number of securities with unrealized losses at September 30, 2013 and December 31, 2012 were 118 and 54, respectively. The unrealized losses relate to debt securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

Securities Available for Sale

US GSE and agency	$2,141	$(80)	$-	$-	$2,141	$(80)
Asset-backed SBA	7,092	(71)	-	-	7,092	(71)
Residential mortgage- backed GSE (1)	80,176	(1,479)	7,556	(115)	87,732	(1,594)
State and local government	48,783	(3,471)	-	-	48,783	(3,471)
Total temporarily impaired securities	$138,192	$(5,101)	$7,556	$(115)	$145,748	$(5,216)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at September 30, 2013 and December 31, 2012 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

Securities Available for Sale

US GSE and agency	$1,984	$(16)	$-	$-	$1,984	$(16)
Asset-backed SBA	13,381	(63)	390	(1)	13,771	(64)
Residential mortgage- backed GSE (1)	35,995	(297)	-	-	35,995	(297)
State and local government	24,018	(448)	-	-	24,018	(448)
Total temporarily impaired securities	$75,378	$(824)	$390	$(1)	$75,768	$(825)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at September 30, 2013 and December 31, 2012 or during the nine- and twelve-month periods, respectively, then ended.

Investment securities pledged as collateral follow:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Pledged to Federal Reserve Discount Window	$8,653	$3,301
Pledged to repurchase agreements for commercial customers	1,022	922

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Interest income from taxable securities	$467	$1,051	$1,807	$3,609
Interest income from tax-exempt securities	346	165	1,020	389
Total interest income from securities	$813	$1,216	$2,827	$3,998

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

Proceeds and realized gains from sales of securities recognized in net income follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Proceeds from sales of securities	$47,155	$43,923	$85,198	$98,577
Realized gains from sales of securities	180	886	869	1,716

3.	LOANS RECEIVABLE

Loans receivable by segment and class follow:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Commercial:
Commercial construction and land development	$11,505	$5,161
Commercial mortgage	164,548	138,804
Commercial and industrial	10,835	11,093
Total commercial	186,888	155,058
Non-commercial:
Non-commercial construction and land development	8,863	3,729
Residential mortgage	158,162	163,571
Revolving mortgage	48,061	48,221
Consumer	28,367	17,552
Total non-commercial	243,453	233,073
Total loans receivable	430,341	388,131
Less: Deferred loan fees	(563)	(410)
Total loans receivable net of deferred loan fees	429,778	387,721
Less: Allowance for loan losses	(7,589)	(8,513)
Loans receivable, net	$422,189	$379,208

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

		Special				Total
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss*	Loans

September 30, 2013

Commercial:
Commercial construction and land development	$10,802	$489	$214	$-	$-	$11,505
Commercial mortgage	140,484	23,166	898	-	-	164,548
Commercial and industrial	9,540	966	329	-	-	10,835
Total commercial	160,826	24,621	1,441	-	-	186,888
Non-commercial:
Non-commercial construction and land development	8,863	-	-	-	-	8,863
Residential mortgage	146,638	9,920	1,604	-	-	158,162
Revolving mortgage	44,505	2,893	663	-	-	48,061
Consumer	27,822	468	77	-	-	28,367
Total non-commercial	227,828	13,281	2,344	-	-	243,453
Total loans receivable	$388,654	$37,902	$3,785	$-	$-	$430,341

December 31, 2012

Commercial:
Commercial construction and land development	$4,516	$450	$195	$-	$-	$5,161
Commercial mortgage	117,046	21,231	527	-	-	138,804
Commercial and industrial	10,239	694	160	-	-	11,093
Total commercial	131,801	22,375	882	-	-	155,058
Non-commercial:
Non-commercial construction and land development	3,729	-	-	-	-	3,729
Residential mortgage	151,617	9,797	2,153	-	4	163,571
Revolving mortgage	45,140	2,294	787	-	-	48,221
Consumer	16,722	683	147	-	-	17,552
Total non-commercial	217,208	12,774	3,087	-	4	233,073
Total loans receivable	$349,009	$35,149	$3,969	$-	$4	$388,131

* Loans included in the “Loss” column were fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
		90 Days			Total
(dollars in thousands)	31-89 Days	or More	Total	Current	Loans

September 30, 2013

Commercial:
Commercial construction and land development	$-	$67	$67	$11,438	$11,505
Commercial mortgage	-	-	-	164,548	164,548
Commercial and industrial	27	157	184	10,651	10,835
Total commercial	27	224	251	186,637	186,888
Non-commercial:
Non-commercial construction and land development	-	-	-	8,863	8,863
Residential mortgage	613	723	1,336	156,826	158,162
Revolving mortgage	372	94	466	47,595	48,061
Consumer	271	1	272	28,095	28,367
Total non-commercial	1,256	818	2,074	241,379	243,453
Total loans receivable	$1,283	$1,042	$2,325	$428,016	$430,341

December 31, 2012

Commercial:
Commercial construction and land development	$16	$40	$56	$5,105	$5,161
Commercial mortgage	393	-	393	138,411	138,804
Commercial and industrial	135	114	249	10,844	11,093
Total commercial	544	154	698	154,360	155,058
Non-commercial:
Non-commercial construction and land development	-	-	-	3,729	3,729
Residential mortgage	875	808	1,683	161,888	163,571
Revolving mortgage	203	60	263	47,958	48,221
Consumer	492	28	520	17,032	17,552
Total non-commercial	1,570	896	2,466	230,607	233,073
Total loans receivable	$2,114	$1,050	$3,164	$384,967	$388,131

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	September 30, 2013		December 31, 2012
		Past Due		Past Due
		90 Days		90 Days
		or More		or More
		and Still		and Still
(dollars in thousands)	Nonaccruing	Accruing	Nonaccruing	Accruing

Commercial:
Commercial construction and land development	$67	$-	$40	$-
Commercial mortgage	378	-	-	-
Commercial and industrial	157	-	114	-
Total commercial	602	-	154	-
Non-commercial:
Residential mortgage	723	-	808	-
Revolving mortgage	334	-	155	-
Consumer	11	-	34	-
Total non-commercial	1,068	-	997	-
Total loans receivable	$1,670	$-	$1,151	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation.  The balances of these loans were $13.9 million at September 30, 2013 and $13.3 million at December 31, 2012.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Non-			Non-
(dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total

Balance at beginning of period	$5,294	$3,229	$8,523	$4,860	$3,653	$8,513
Recovery of loan losses	(811)	(52)	(863)	(396)	(339)	(735)
Charge-offs	(1)	(85)	(86)	(21)	(257)	(278)
Recoveries	5	10	15	44	45	89
Balance at end of period	$4,487	$3,102	$7,589	$4,487	$3,102	$7,589

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
		Non-			Non-
(dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total

Balance at beginning of period	$7,660	$3,903	$11,563	$6,625	$4,002	$10,627
Provision for (recovery of) loan losses	578	(36)	542	2,397	36	2,433
Charge-offs	(1,767)	(135)	(1,902)	(2,569)	(431)	(3,000)
Recoveries	3	14	17	21	139	160
Balance at end of period	$6,474	$3,746	$10,220	$6,474	$3,746	$10,220

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	Individually			Individually
	Evaluated	Loans		Evaluated	Loans
	for	Collectively		for	Collectively
(dollars in thousands)	Impairment	Evaluated	Total	Impairment	Evaluated	Total

September 30, 2013

Commercial:
Commercial construction and land development	$9	$551	$560	$140	$11,365	$11,505
Commercial mortgage	623	2,792	3,415	3,994	160,554	164,548
Commercial and industrial	82	430	512	319	10,516	10,835
Total commercial	714	3,773	4,487	4,453	182,435	186,888
Non-commercial:
Non-commercial construction and land development	-	311	311	-	8,863	8,863
Residential mortgage	107	1,111	1,218	2,928	155,234	158,162
Revolving mortgage	283	793	1,076	412	47,649	48,061
Consumer	-	497	497	-	28,367	28,367
Total non-commercial	390	2,712	3,102	3,340	240,113	243,453
Total loans receivable	$1,104	$6,485	$7,589	$7,793	$422,548	$430,341

December 31, 2012

Commercial:
Commercial construction and land development	$14	$146	$160	$184	$4,977	$5,161
Commercial mortgage	633	3,477	4,110	3,673	135,131	138,804
Commercial and industrial	84	506	590	375	10,718	11,093
Total commercial	731	4,129	4,860	4,232	150,826	155,058
Non-commercial:
Non-commercial construction and land development	-	243	243	-	3,729	3,729
Residential mortgage	150	1,691	1,841	2,836	160,735	163,571
Revolving mortgage	114	1,009	1,123	208	48,013	48,221
Consumer	-	446	446	-	17,552	17,552
Total non-commercial	264	3,389	3,653	3,044	230,029	233,073
Total loans receivable	$995	$7,518	$8,513	$7,276	$380,855	$388,131

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
(dollars in thousands)	Balance	Allowance	Allowance	Total	Allowance

September 30, 2013

Commercial:
Commercial construction and land development	$139	$139	$-	$139	$9
Commercial mortgage	4,013	3,474	520	3,994	623
Commercial and industrial	707	219	101	320	82
Total commercial	4,859	3,832	621	4,453	714
Non-commercial:
Residential mortgage	3,078	1,278	1,650	2,928	107
Revolving mortgage	416	412	-	412	283
Total non-commercial	3,494	1,690	1,650	3,340	390
Total impaired loans	$8,353	$5,522	$2,271	$7,793	$1,104

December 31, 2012

Commercial:
Commercial construction and land development	$225	$144	$40	$184	$14
Commercial mortgage	3,673	3,146	527	3,673	633
Commercial and industrial	748	249	126	375	84
Total commercial	4,646	3,539	693	4,232	731
Non-commercial:
Residential mortgage	2,978	1,747	1,089	2,836	150
Revolving mortgage	211	208	-	208	114
Total non-commercial	3,189	1,955	1,089	3,044	264
Total impaired loans	$7,835	$5,494	$1,782	$7,276	$995

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended		Three Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$140	$2	$11,473	$-
Commercial mortgage	3,998	47	5,527	40
Commercial and industrial	329	2	221	-
Total commercial	4,467	51	17,221	40
Non-commercial:
Residential mortgage	2,987	25	3,291	18
Revolving mortgage	267	2	204	1
Total non-commercial	3,254	27	3,495	19
Total loans receivable	$7,721	$78	$20,716	$59

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$146	$5	$14,323	$2
Commercial mortgage	3,939	137	4,512	74
Commercial and industrial	346	5	408	-
Total commercial	4,431	147	19,243	76
Non-commercial:
Non-commercial construction and land development	-	-	26	-
Residential mortgage	2,990	80	3,653	83
Revolving mortgage	222	5	337	6
Total non-commercial	3,212	85	4,016	89
Total loans receivable	$7,643	$232	$23,259	$165

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables summarize the Bank’s recorded investment in TDRs before and after their modifications during the period indicated. The Bank reduced the interest rate below market levels on one loan during the three months ended September 30, 2013 and on three loans during the nine months ended September 30, 2013 and extended the payment terms on two loans during the nine months ended September 30, 2013.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment

Below market interest rate
Commercial:
Commercial mortgage	1	$378	$378	-	$-	$-
Total commercial	1	378	378	-	-	-
Total loans modified with below market interest rate	1	378	378	-	-	-

Total loans modified	1	$378	$378	-	$-	$-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment

Below market interest rate
Commercial:
Commercial mortgage	1	$378	$378	-	$-	$-
Total commercial	1	378	378	-	-	-
Non-commercial:
Residential mortgage	2	147	145	3	897	897
Total non-commercial	2	147	145	3	897	897
Total loans modified with below market interest rate	3	525	523	3	897	897

Extended payment terms
Commercial:
Commercial construction and land development	-	-	-	1	234	-
Commercial mortgage	1	89	89	1	3,196	3,171
Total commercial	1	89	89	2	3,430	3,171
Non-commercial:
Residential mortgage	1	69	69	-	-	-
Total non-commercial	1	69	69	-	-	-
Total loans modified with extended payment terms	2	158	158	2	3,430	3,171
Total loans modified	5	$683	$681	5	$4,327	$4,068

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans that were modified as TDRs within the preceding 12 months that stopped performing in accordance with their modified terms during the periods indicated. There were no loans modified as a TDR within the 12 months preceding September 30, 2013 that stopped performing during the three months and nine months ended September 30, 2013. There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three-month period ended September 30, 2012. During the nine months ended September 30, 2012, one loan modified as a TDR within the 12 months preceding September 30, 2012 stopped performing and its collateral was moved into foreclosed properties.

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Number		Number
	of	Recorded	of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment

Extended payment terms
Commercial:
Commercial construction and land development	-	$-	1	$-
Total commercial	-	-	1	-
Total loans modified with extended payment terms	-	-	1	-

Total loans modified	-	$-	1	$-

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s loans that were considered to be troubled debt restructurings follow:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Nonperforming restructured loans	$475	$114
Performing restructured loans	5,269	5,065
Total	$5,744	$5,179

5.	BENEFIT PLANS

Defined Benefit Plans – In January 2013, the Board of Directors amended the Bank’s Qualified and Non-qualified pension plans, effective March 31, 2013, to curtail or eliminate benefits under the plans for services to be performed in future periods.  During the nine months ended September 30, 2013, pension expense was decreased by a $481,000 one-time credit recognized in the first quarter of 2013 that resulted from the curtailment of benefits for future service.

Net periodic benefit cost related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$-	$1	$-	$4
Interest cost	14	14	35	44
Amortization of prior service credit	-	(2)	(3)	(8)
Amortization of net loss	14	5	32	16
Curtailment credit	-	-	(31)	-
Net periodic pension cost	$28	$18	$33	$56

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$-	$55	$-	$164
Interest cost	226	298	679	893
Expected return on plan assets	(246)	(302)	(739)	(904)
Amortization of prior service credit	-	(21)	(15)	(64)
Amortization of net loss	155	128	465	384
Curtailment credit	-	-	(450)	-
Net periodic pension cost (benefit)	$135	$158	$(60)	$473

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

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

Shares held by the ESOP include the following:

September 30,
2013

Allocated ESOP shares	38,737
ESOP shares committed to be released	23,476
ESOP shares distributed	(41)
Unallocated ESOP shares	384,551
Total ESOP shares	446,723

Fair value of unallocated ESOP shares (dollars in thousands)	$6,587

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2013	2012	2013	2012

ESOP expense	$134	$112	$391	$310

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

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

Share-based compensation expense related to restricted stock and stock options recognized for the three and nine months ended September 30, 2013 was $288,000 and $730,000, respectively.

The table below presents restricted stock award activity for the nine months ended September 30, 2013:

Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Unvested restricted shares at December 31, 2012	-	$-
Granted	223,382	15.71
Vested	-	-
Forfeited	-	-
Unvested restricted shares at September 30, 2013	223,382	$15.71

At September 30, 2013, unrecognized compensation expense adjusted for expected forfeitures was $2.6 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 4.35 years at September 30, 2013.  No restricted stock awards were vested at September 30, 2013.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

The table below presents stock option activity for the nine months ended September 30, 2013:

	Stock		Weighted	Remaining
	Options	Stock	Average	Contractual	Aggregate
(dollars in thousands,	Available for	Options	Exercise	Life	Intrinsic
except per share data)	Granting	Outstanding	Price	(Years)	Value

Balance at December 31, 2012	558,455	-	$-
Granted	(467,000)	467,000	15.71	10.00
Exercised	-	-	-
Forfeited	8,000	(8,000)	15.71
Expired	-	-	-
Balance at September 30, 2013	99,455	459,000	$15.71	9.35	$651
Options exercisable at September 30, 2013		-	$-

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The Company granted 467,000 options during the nine months ended September 30, 2013 with a fair value of $4.79 per option. The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant. The expected term of the options is based on a calculated average life using the “simplified method” defined in and permitted by SEC Staff Accounting Bulletin No. 110 for newly public companies. Because the Company is a newly public company, expected volatility is estimated based on the previous 6.5 years trading history for an aggregate of six composite indexes of U.S. Banks and Thrifts of similar size. The expected dividend yield is based upon current yield on date of grant. Expected forfeitures are estimated at 5.63% based on the Company's aggregate annual turnover rate for directors, executives and senior managers over the past 6.5 years because the Company has no forfeiture history. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the nine months ended September 30, 2013.

Nine Months Ended
September 30, 2013

Expected life in years	6.5 years
Expected stock price volatility	27.54%
Expected dividend yield	0.00%
Risk-free interest rate	1.26%

At September 30, 2013, the Company had $1.6 million of unrecognized compensation expense related to stock options.  The period over which compensation cost related to unvested stock options was 4.35 years at September 30, 2013.  No options were vested at September 30, 2013.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	September 30,	December 31,
(dollars in thousands)	2013	2012

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$134,068	$144,733
Commitments under standby letters of credit	76	156
Total	$134,144	$144,889

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

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in the first nine months of 2013. This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of September 30, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
					Carrying
					Amount in
				Estimated	Balance
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Sheet

September 30, 2013

Financial assets:
Cash and cash equivalents	$77,890	$-	$-	$77,890	$77,890
Securities available for sale	719	190,932	-	191,651	191,651
Securities held to maturity	-	4,638	-	4,638	4,322
Investments in FHLB stock	-	-	3,131	3,131	3,131
Loans held for sale	-	4,960	-	4,960	4,887
Loans receivable, net	-	-	424,856	424,856	422,189
Accrued interest receivable	-	-	2,256	2,256	2,256
Deferred compensation assets	1,224	-	-	1,224	1,224

Financial liabilities:
Demand deposits	-	-	406,730	406,730	406,730
Time deposits	-	-	177,503	177,503	177,129
Repurchase agreements	-	-	469	469	471
Federal Home Loan Bank Advances	-	-	55,170	55,170	50,000
Deferred compensation liabilities	1,224	-	-	1,224	1,224
Accrued interest payable	-	-	124	124	124

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
					Carrying
					Amount in
				Estimated	Balance
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Sheet

December 31, 2012

Financial assets:
Cash and cash equivalents	$47,390	$-	$-	$47,390	$47,390
Securities available for sale	739	237,997	-	238,736	238,736
Securities held to maturity	-	5,182	-	5,182	4,649
Investments in FHLB stock	-	-	3,429	3,429	3,429
Loans held for sale	-	9,905	-	9,905	9,759
Loans receivable, net	-	-	382,428	382,428	379,208
Accrued interest receivable	-	-	2,764	2,764	2,764
Deferred compensation assets	1,081	-	-	1,081	1,081

Financial liabilities:
Demand deposits	-	-	389,095	389,095	389,095
Time deposits	-	-	189,755	189,755	189,204
Repurchase agreements	-	-	409	409	411
Federal Home Loan Bank Advances	-	-	56,905	56,905	50,000
Deferred compensation liabilities	1,081	-	-	1,081	1,081
Accrued interest payable	-	-	127	127	127

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2013.

(dollars in thousands)	Fair Value Measurement Using			Total
				Carrying	Assets/
				Amount in	Liabilities
				Balance	Measured at
Description	Level 1	Level 2	Level 3	Sheets	Fair Value

September 30, 2013

Securities available for sale:
U.S. GSE and agency securities	$-	$3,498	$-	$3,498	$3,498
Asset-backed SBA securities	-	30,759	-	30,759	30,759
Residential mortgage-backed securities issued by GSE’s	-	104,435	-	104,435	104,435
State and local government securities	-	52,240	-	52,240	52,240
Mutual funds	719	-	-	719	719
Total	$719	$190,932	$-	$191,651	$191,651

Defined benefit plan assets:
Cash and cash equivalents	$462	$-	$-
Money market mutual funds	146	-	-
Debt security mutual funds	13,059	-	-
Equity security mutual funds	3,272	-	-
Total	$16,939	$-	$-

December 31, 2012

Securities available for sale:
U.S. GSE and agency securities	$-	$12,247	$-	$12,247	$12,247
Asset-backed SBA securities	-	70,411	-	70,411	70,411
Residential mortgage-backed securities issued by GSE’s	-	106,687	-	106,687	106,687
State and local government securities	-	48,652	-	48,652	48,652
Mutual funds	739	-	-	739	739
Total	$739	$237,997	$-	$238,736	$238,736

Defined benefit plan assets:
Cash and cash equivalents	$5,837	$-	$-
Money market mutual funds	225	-	-
Debt security mutual funds	12,095	-	-
Total	$18,157	$-	$-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

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

(dollars in thousands)	Fair Value Measurement Using			Total
				Carrying	Assets/
				Amount in	Liabilities
				Balance	Measured at
Description	Level 1	Level 2	Level 3	Sheets	Fair Value

September 30, 2013

Impaired loans	$-	$-	$4,858	$4,858	$4,858
Foreclosed properties	-	-	15,371	15,371	15,371

December 31, 2012

Impaired loans	$-	$-	$4,686	$4,686	$4,686
Foreclosed properties	-	-	19,411	19,411	19,411

There were no transfers between valuation levels for any asset during the nine months ended September 30, 2013 or 2012.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:
				Discount
				Range
	Fair			(Weighted
(dollars in thousands)	Value	Valuation Technique	Unobservable Input	Average)

September 30, 2013

Impaired loans	$4,858	Discounted appraisals (1)	Collateral discounts (2)	5%-35% (12%)
Foreclosed properties	15,371	Discounted appraisals (1)	Collateral discounts (2)	6%-95% (8%)

December 31, 2012

Impaired loans	$4,686	Discounted appraisals (1)	Collateral discounts (2)	5%-50% (16%)
Foreclosed properties	19,411	Discounted appraisals (1)	Collateral discounts (2)	6%-95% (12%)
___________________________
(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;
•	a decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and
•	the risks outlined in the “Risk Factors” section of our Annual Report on Form 10-K.

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

Critical Accounting Policies

During the three- and nine-month periods ended September 30, 2013, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, except for the discussion captioned “Foreclosed  Real Estate” that was added below.

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

Foreclosed Real Estate. The Company's valuations of its foreclosed real estate involve significant judgments and assumptions by management, which have a material impact on the reported values of foreclosed real estate assets and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Foreclosed Real Estate” under note 1 of the notes to the consolidated financial statements included in this quarterly report.

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at September 30, 2013 and our operating performance for the three- and nine-month periods ended September 30, 2013. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

The following table provides the changes in our significant asset and liability categories at September 30, 2013 compared to December 31, 2012.

	September 30,	December 31,
(dollars in thousands)	2013	2012	$ change	% change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$68,450	$37,029	$31,421	84.9%
Investment securities	195,973	243,385	(47,412)	-19.5%
Investments held at cost	3,131	3,429	(298)	-8.7%
Loans held for sale	4,887	9,759	(4,872)	-49.9%
Loans receivable, net of deferred fees	429,778	387,721	42,057	10.8%
Total interest-earning assets	702,219	681,323	20,896	3.1%

Non-interest-earning assets
Cash and due from banks	9,440	10,361	(921)	-8.9%
Allowance for loan losses	(7,589)	(8,513)	924	10.9%
Premises and equipment, net of accumulated depreciation	12,726	13,306	(580)	-4.4%
Foreclosed real estate, net of reserves	15,371	19,411	(4,040)	-20.8%
Deferred income tax assets, net of deferred income tax liabilities	8,337	5,450	2,887	53.0%
Securities sold but not settled	4,891	21,260	(16,369)	-77.0%
Other assets	5,907	6,756	(849)	-12.6%
Total non-interest-earning assets	49,083	68,031	(18,948)	-27.9%

Total assets	$751,302	$749,354	$1,948	0.3%

Interest-bearing liabilities
Interest-bearing deposits	$507,049	$513,004	$(5,955)	-1.2%
Overnight and short-term borrowings	471	411	60	14.6%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	557,520	563,415	(5,895)	-1.0%

Non-interest-bearing liabilities
Non-interest-bearing deposits	76,810	65,295	11,515	17.6%
Accounts payable and other liabilities	14,096	9,115	4,981	54.6%
Total non-interest-bearing liabilities	90,906	74,410	16,496	22.2%

Total liabilities	648,426	637,825	10,601	1.7%

Total equity	102,876	111,529	(8,653)	-7.8%

Total liabilities and equity	$751,302	$749,354	$1,948	0.3%

Cash and cash equivalents	$77,890	$47,390	$30,500	64.4%
Total core deposits (excludes certificate accounts)	406,730	389,095	17,635	4.5%
Total certificates of deposit	177,129	189,204	(12,075)	-6.4%
Total deposits	583,859	578,299	5,560	1.0%
Total funding liabilities	634,330	628,710	5,620	0.9%

Assets. Total assets increased $1.9 million, or 0.3%, to $751.3 million at September 30, 2013 from $749.4 million at December 31, 2012. Cash and cash equivalents increased $30.5 million, or 64.4%, to $77.9 million at September 30, 2013 from $47.4 million at December 31, 2012 in anticipation of loan growth. Investment securities decreased $47.4 million, or 19.5%, to $196.0 million at September 30, 2013 from $243.4 million at December 31, 2012, primarily due to the sale of investment securities to fund loan growth. Loans receivable, net of deferred fees, increased $42.1 million, or 10.8%, to $429.8 million at September 30, 2013 from $387.7 million at December 31, 2012 as new loan originations exceeded loan repayments, prepayments and foreclosures. Of the $42.1 million increase in loans receivable at September 30, 2013, $25.7 million was in commercial mortgages that were fixed rate, but carry five-year to seven-year calls allowing for re-pricing opportunities

Loan originations totaled $249.1 million for the nine months ended September 30, 2013 compared to $141.3 million for the nine months ended September 30, 2012. Residential mortgage loan originations totaled $101.4 million and residential construction and land development loan originations totaled $16.1 million for the nine months ended September 30, 2013 compared to $76.8 million and $8.2 million, respectively, for the comparable period of 2012. Originations of commercial mortgage loans totaled $77.9 million for the nine months ended September 30, 2013 compared to $44.0 million for the same period in 2012. Originations of commercial construction and land development loans totaled $11.8 million and $1.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Commercial and industrial loan originations totaled $7.1 million for the nine months ended September 30, 2013 compared to $5.2 million for the nine months ended September 30, 2012. Revolving mortgage and consumer loan originations totaled $34.7 million for the nine months ended September 30, 2013 compared to $6.0 million for the same period in 2012. The increase in originations was partially offset by $119.8 million in routine loan payments, prepayments and payoffs and $91.3 million in sales of residential mortgage loans for the nine months ended September 30, 2013 compared to $88.7 million in routine payments, prepayments and payoffs and $64.3 million in residential mortgage sales for the nine months ended September 30, 2012.

Nonperforming assets. Nonperforming assets totaled $17.0 million, or 2.27% of total assets, at September 30, 2013, compared to $20.6 million, or 2.74% of total assets, at December 31, 2012. Nonperforming assets included $1.7 million in nonperforming loans and $15.4 million in foreclosed real estate at September 30, 2013, compared to $1.2 million and $19.4 million, respectively, at December 31, 2012.

Nonperforming loans increased $519,000, or 45.1%, to $1.7 million at September 30, 2013 from $1.2 million at December 31, 2012. At September 30, 2013, nonperforming loans included eight residential mortgage loans that totaled $723,000, one commercial mortgage loan in the amount of $378,000, five revolving home equity loans in the amount of $334,000, two commercial and industrial loans that totaled $157,000, and two construction and land development loans in the amount of $67,000. As of September 30, 2013, the nonperforming loans had specific reserves totaling $318,000.

Troubled debt restructurings at September 30, 2013 totaled $5.7 million compared to $5.2 million at December 31, 2012. There were five additions to troubled debt restructurings during the nine months ended September 30, 2013. At September 30, 2013, $475,000 of the total $5.7 million of troubled debt restructurings were not performing.

Foreclosed real estate at September 30, 2013 included 13 properties with a total carrying value of $15.4 million compared to 18 properties with a total carrying value of $19.4 million at December 31, 2012. During the nine months ended September 30, 2013, there were three new properties in the amount of $450,000 added to foreclosed real estate, while eight properties totaling $2.7 million were sold. The Bank also added $1.8 million in loss provisions, as discussed in our analysis of nonperforming assets.

Liabilities. Total deposits increased $5.6 million, or 1.0%, to $583.9 million at September 30, 2013 from $578.3 million at December 31, 2012. During the nine months ended September 30, 2013, the Company continued its focus on core deposit growth, from which it excludes certificates of deposit. Core deposits increased $17.6 million, or 4.5%, to $406.7 million at September 30, 2013 from $389.1 million at December 31, 2012. Non-interest-bearing deposits increased $11.5 million, or 17.6%, to $76.8 million at September 30, 2013 from $65.3 million at December 31, 2012.

Commercial checking and commercial money market accounts increased $14.3 million to $99.6 million at September 30, 2013 from $85.3 million at December 31, 2012, reflecting expanded sources of lower cost funding. The addition of deposit relationships in conjunction with new commercial loans significantly contributed to this increase and reflects a commitment to establishing diversified relationships with business clients.

Over the same period, certificates of deposit decreased $12.1 million, or 6.4%, to $177.1 million at September 30, 2013 from $189.2 million at December 31, 2012. Accounts payable and other liabilities increased $5.0 million, or 54.6%, to $14.1 million at September 30, 2013 from $9.1 million at December 31, 2012 largely due to the purchase of investment securities before the end of the third quarter that settled during the fourth quarter.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Overview. Net income was $560,000, or $0.12 per share, for the quarter ended September 30, 2013 compared to net income of $457,000, or $0.09 per share, for the quarter ended September 30, 2012, primarily due to a decrease of $1.4 million in the provision for loan losses, partially offset by an increase of $743,000 in noninterest expense and a decrease of $548,000 in noninterest income. Net interest income increased $169,000, which was a result of a $506,000 decrease in interest expense, partially offset by a decrease of $337,000 in total interest and dividend income. Income tax provision increased $180,000 for the quarter ended September 30, 2013 compared to the same quarter of the prior year.

	Three Months Ended
	September 30,
(dollars in thousands)	2013	2012	$ change	% change

Interest and dividend income	$5,751	$6,088	$(337)	-5.5%
Interest expense	1,021	1,527	(506)	-33.1%
Net interest income	4,730	4,561	169	3.7%
Provision for (recovery of) loan losses	(863)	542	(1,405)	-259.2%
Net interest income after provision for loan losses	5,593	4,019	1,574	39.2%
Noninterest income	1,868	2,416	(548)	-22.7%
Noninterest expenses	6,503	5,760	743	12.9%
Income before income tax provision	958	675	283	41.9%
Income tax provision	398	218	180	82.6%
Net income	560	457	103	22.5%

Net Interest Income. Net interest income increased by $169,000, or 3.7%, to $4.7 million for the three months ended September 30, 2013 compared to $4.6 million for the three months ended September 30, 2012. Interest expense decreased $506,000, or 33.1%, to $1.0 million for the three months ended September 30, 2013 from $1.5 million for the three months ended September 30, 2012, primarily due to a 31 basis point reduction in the average rate paid on interest-bearing liabilities and a decrease of $28.1 million in average balance of total interest-bearing liabilities. The decrease in interest expense was partially offset by a decrease in total interest and dividend income of $337,000, or 5.5%, to $5.8 million for the three months ended September 30, 2013 compared to $6.1 million for the three months ended September 30, 2012, primarily as a result of a 57 basis point decrease in the average yield on mortgage-backed securities, a $52.1 million decrease in the average balance of mortgage-backed securities and a 17 basis point decrease in the average yield on loans, which were partially offset by a $19.4 million increase in average loan balances.

Interest income on loans increased $51,000, or 1.1%, to $4.9 million during the three months ended September 30, 2013 primarily due to an increase in average outstanding loans of $19.5 million, or 4.7%. Loan originations increased $29.6 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, while residential mortgage loan sales increased by $6.2 million. Loan principal repayments increased $28.3 million to $47.0 million for the three months ended September 30, 2013 from $18.7 million for the three months ended September 30, 2012. The average balance of investment securities decreased $15.8 million, or 20.3%, to $62.0 million for the three months ended September 30, 2013, while the average balance of mortgage-backed securities decreased $52.0 million, or 25.7%, to $150.7 million from $202.7 million over the same comparable three-month periods. The average balance of mortgage-backed securities decreased as securities were sold in part to fund increased loan originations for the quarter.

The previously discussed $506,000 decrease in interest expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was attributable to a $393,000 decrease in interest paid on deposits and a $113,000 decrease in interest paid on borrowings. The decrease in deposit interest expense primarily resulted from a 28 basis point decline in deposit rates and a $18.1 million decrease in the average deposit balance. The decrease in interest expense on borrowings was attributable to a $10.0 million reduction in the average borrowing balance.

Provision for Loan Losses. The provision for loan losses was a negative amount or credit of $(863,000) for the three months ended September 30, 2013 compared to a provision expense of $542,000 for the three months ended September 30, 2012. The significant decrease in the provision was primarily supported by declines in the Bank's trailing three-year loss history and recent trends of substantially improved levels of delinquent and nonperforming loans used to estimate general loan loss reserves. The allowance for loan losses totaled $7.6 million, or 1.77% of total loans, at September 30, 2013 compared to $8.5 million, or 2.20% of total loans, at December 31, 2012. The Company charged off $86,000 in loans during the three months ended September 30, 2013 compared to $1.9 million during the three months ended September 30, 2012.

Noninterest Income. Noninterest income decreased $548,000, or 22.7%, to $1.9 million for the three months ended September 30, 2013 from $2.4 million for the three months ended September 30, 2012. Factors that contributed to the decrease in noninterest income during the 2013 period were decreases of $706,000 in gains from the sale of investment securities and $36,000 in deposit and other service charge income, which were partially offset by increases of $117,000 in mortgage banking income, $54,000 in other noninterest income and $23,000 in debit card services. The decrease in investment security gains resulted primarily from sales of fewer investment securities at smaller net gains to fund loan growth, while the increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower ATM and deposit overdraft fees.

Noninterest Expenses. Noninterest expenses increased $743,000, or 12.9%, to $6.5 million for the three months ended September 30, 2013 from $5.8 million for the three months ended September 30, 2012. The increase was primarily attributable to increases of $450,000 in salaries and employee benefits and $361,000 in foreclosed property expenses, which were partially offset by decreases of $56,000 in occupancy expense, and $46,000 in advertising. The increase in salaries and benefits was primarily due to increases of $143,000 in compensation expenses, $288,000 in expenses related to the Bank’s equity incentive plan and $19,000 in payroll taxes and other benefit plan expenses. The increase in foreclosed property expenses related primarily to an increase in loss provisions compared to the prior year.

Income Tax Provision. Income tax expense increased $180,000 to $398,000 for the three months ended September 30, 2013 from $218,000 for the three-month period ended September 30, 2012, primarily due to an increase in pre-tax income. The effective tax rate was 41.54% for the three months ended September 30, 2013 compared to 32.30% for the three months ended September 30, 2012, primarily due to the combined effect of increased nondeductible stock option expense and a one time expense of approximately $113,000 related to the reduction in state income tax rates applied to deferred tax assets deductible in future periods.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

Overview. Net income was $1.1 million, or $0.23 per share, for the nine months ended September 30, 2013 compared to $627,000, or $0.12 per share, for the nine months ended September 30, 2012. Income before income taxes increased $726,000, primarily due to a $3.2 million decrease in provisions for loan losses, which was partially offset by a $2.4 million increase in total noninterest expenses.

	Nine Months Ended
	September 30,
(dollars in thousands)	2013	2012	$ change	% change

Interest and dividend income	$17,176	$19,025	$(1,849)	-9.7%
Interest expense	3,237	5,189	(1,952)	-37.6%
Net interest income	13,939	13,836	103	0.7%
Provision for (recovery of) loan losses	(735)	2,433	(3,168)	-130.2%
Net interest income after provision for loan losses	14,674	11,403	3,271	28.7%
Noninterest income	6,278	6,373	(95)	-1.5%
Noninterest expenses	19,364	16,914	2,450	14.5%
Income before income tax provision	1,588	862	726	84.2%
Income tax provision	494	235	259	110.2%
Net income	1,094	627	467	74.5%

Net Interest Income. Net interest income increased by $103,000, or 0.7%, to $13.9 million for the nine months ended September 30, 2013 as compared to $13.8 million for the nine months ended September 30, 2012. Interest expense decreased $1.9 million, or 37.6%, to $3.2 million for the nine months ended September 30, 2013 from $5.2 million for the nine months ended September 30, 2012, primarily due to a 38 basis point reduction in the average rate paid on interest-bearing liabilities and a decrease of $38.8 million in the average balance of total interest-bearing liabilities. The decrease in interest expense was partially offset by a decrease in total interest and dividend income of $1.8 million, or 9.7%, to $17.2 million for the nine months ended September 30, 2013 compared to $19.0 million for the nine months ended September 30, 2012, primarily as a result of a 74 basis point decrease in yields on mortgage-backed and similar securities, a 13 basis point decrease in yields on loans and a $47.5 million decrease in the average balance of interest-earning assets.

Interest income on loans decreased $671,000, or 4.5%, to $14.2 million during the nine months ended September 30, 2013, primarily due to a $7.7 million, or 1.8%, decrease in average outstanding loans to $413.8 million during the period. Loan originations increased $107.8 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Residential mortgage loan sales increased $27.0 million, while loan principal repayments increased $31.1 million to $119.8 million for the nine months ended September 30, 2013 from $88.7 million for the nine months ended September 30, 2012. The average balance of investment securities decreased $3.3 million, or 4.7%, to $66.5 million, while average mortgage-backed securities decreased $23.1 million, or 11.5%, to $177.1 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

The decrease in interest expense of $2.0 million was primarily attributable to a decrease in interest expense on interest-bearing deposits, which declined to $1.8 million for the nine months ended September 30, 2013 from $3.4 million for the comparable nine months of 2012 as the average rate paid on interest-bearing deposits declined 37 basis points to 0.46% from 0.83% and the average balance of interest-bearing deposits decreased $28.6 million to $513.4 million from $542.0 million for the respective periods. Average borrowings decreased $10.1 million to $50.6 million from $60.7 million for the comparable periods.

Provision for Loan Losses. The provision for loan losses was a negative amount or a credit of $(735,000) for the nine months ended September 30, 2013 compared to a provision expense of $2.4 million for the nine months ended September 30, 2012. As was the case for the third quarter, the decrease in the provision was primarily supported by declines in the Bank’s trailing three-year loss history and recent trends of substantially improved levels of delinquent and nonperforming loans used to estimate general loss reserves. Charge-offs were $278,000 for the first nine months of 2013 compared to $3.0 million for the first nine months of 2012.

Noninterest Income. Noninterest income decreased $95,000 to $6.3 million for the nine months ended September 30, 2013 from $6.4 million for the nine months ended September 30, 2012. Factors that contributed to the decrease in noninterest income during the 2013 period were decreases of $847,000 in gains from sales of investment securities and $233,000 in service charge income, which were partially offset by increases of $488,000 in mortgage banking income, $357,000 in other noninterest income and $140,000 in debit card service income related to increased transaction volumes. The increase in mortgage banking income was attributable to higher volumes of mortgage loans sold. The increase in other noninterest income primarily related to an increase of $174,000 in other income from an investment in a Small Business Investment Company. The decrease in deposit and other service charge income was primarily the result of lower ATM and deposit overdraft fees.

Noninterest Expenses. Noninterest expenses increased $2.5 million, or 14.5%, to $19.4 million for the nine months ended September 30, 2013 from $16.9 million for the nine months ended September 30, 2012. The higher 2013 noninterest expenses primarily resulted from increases of $1.5 million in foreclosed property expenses, $887,000 in salaries and benefits and $53,000 in other noninterest expenses. The increase in foreclosed property expenses related primarily to the increase in loss provisions compared to the prior year. The increase in salaries and benefits was primarily due to increases of $730,000 in expenses related to the Bank's new equity incentive plan and $583,000 in compensation expenses, which were partially offset by a $481,000 one-time credit to pension expense resulting from the curtailment of benefits for future service. The increase in other noninterest expenses was primarily attributable to increased loan related expenses due to higher loan originations during 2013.

Income Tax Provision. Income tax expense increased by $259,000 for the nine months ended September 30, 2013 compared to the nine-month period ended September 30, 2012, primarily due to an increase in pre-tax income. The effective tax rate was 31.11% for the nine months ended September 30, 2013 compared to 27.26% for the nine months ended September 30, 2012, primarily due to the combined effect of increased nondeductible stock option expense and a one time expense of approximately $113,000 related to the reduction in state income tax rates applied to deferred tax assets deductible in future periods.

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

	For the Three Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$57,436	$51	0.35%	$51,135	$42	0.33%
Loans receivable	432,659	4,865	4.46%	413,221	4,814	4.63%
Investment securities	61,957	376	3.16%	77,783	339	2.02%
Mortgage-backed and similar securities	150,679	437	1.15%	202,744	877	1.72%
Other interest-earning assets	3,131	22	2.79%	3,879	16	1.64%
Total interest-earning assets	705,862	5,751	3.30%	748,762	6,088	3.26%
Allowance for loan losses	(8,486)			(10,766)
Noninterest-earning assets	52,139			42,765

Total assets	$749,515			$780,761

Liabilities and equity

NOW accounts	$141,382	64	0.18%	$136,785	119	0.35%
Money market accounts	154,449	90	0.23%	142,697	99	0.28%
Savings accounts	32,993	8	0.10%	28,177	9	0.13%
Certificates of deposit	181,462	363	0.79%	220,686	691	1.25%
Total interest-bearing deposits	510,286	525	0.41%	528,345	918	0.69%
Overnight and short-term borrowings	401	-	0.00%	437	-	0.00%
Federal Home Loan Bank advances	50,000	496	3.94%	60,000	609	4.04%
Total interest-bearing liabilities	560,687	1,021	0.72%	588,782	1,527	1.03%
Noninterest-bearing deposits	74,396			63,659
Other noninterest-bearing liabilities	10,864			11,157
Total liabilities	645,947			663,598

Total equity	103,568			117,163

Total liabilities and equity	$749,515			$780,761

Net interest income		$4,730			$4,561
Interest rate spread			2.58%			2.23%
Net interest margin			2.72%			2.45%
Average interest-earning assets to average interest-bearing liabilities	125.89%			127.17%

	For the Nine Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$47,646	$133	0.37%	$60,472	$153	0.34%
Loans receivable	413,785	14,156	4.57%	421,472	14,827	4.70%
Investment securities	66,549	1,145	3.00%	69,799	979	2.13%
Mortgage-backed and similar securities	177,103	1,682	1.27%	200,165	3,019	2.01%
Other interest-earning assets	3,222	60	2.49%	3,878	47	1.62%
Total interest-earning assets	708,305	17,176	3.31%	755,786	19,025	3.39%
Allowance for loan losses	(8,502)			(10,565)
Noninterest-earning assets	54,083			42,731

Total assets	$753,886			$787,952

Liabilities and equity

NOW accounts	$142,234	241	0.23%	$134,720	417	0.41%
Money market accounts	152,993	298	0.26%	141,102	366	0.35%
Savings accounts	31,863	24	0.10%	26,950	38	0.19%
Certificates of deposit	186,265	1,204	0.86%	239,271	2,553	1.43%
Total interest-bearing deposits	513,355	1,767	0.46%	542,043	3,374	0.83%
Overnight and short-term borrowings	556	1	0.24%	671	1	0.20%
Federal Home Loan Bank advances	50,000	1,469	3.93%	60,000	1,814	4.04%
Total interest-bearing liabilities	563,911	3,237	0.77%	602,714	5,189	1.15%
Noninterest-bearing deposits	69,999			58,143
Other noninterest-bearing liabilities	12,689			10,297
Total liabilities	646,599			671,154

Total equity	107,287			116,798

Total liabilities and equity	$753,886			$787,952

Net interest income		$13,939			$13,836
Interest rate spread			2.54%			2.24%
Net interest margin			2.70%			2.47%
Average interest-earning assets to average interest-bearing liabilities	125.61%			125.40%

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

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Compared to			Compared to
	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Increase (Decrease)			Increase (Decrease)
	Due to:			Due to:
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$5	$4	$9	$(35)	$15	$(20)
Loans receivable	222	(171)	51	(267)	(404)	(671)
Investment securities	(78)	115	37	(47)	213	166
Mortgage-backed and similar securities	(193)	(247)	(440)	(317)	(1,020)	(1,337)
Other interest-earning assets	(4)	10	6	(9)	22	13
Total interest-earning assets	(48)	(289)	(337)	(675)	(1,174)	(1,849)

Interest expense:
NOW accounts	4	(59)	(55)	22	(198)	(176)
Money market accounts	8	(17)	(9)	29	(97)	(68)
Savings accounts	1	(2)	(1)	6	(20)	(14)
Certificates of deposit	(108)	(220)	(328)	(485)	(864)	(1,349)
Total interest-bearing deposits	(95)	(298)	(393)	(428)	(1,179)	(1,607)
Overnight and short-term borrowings	-	-	-	-	-	-
Federal Home Loan Bank advances	(99)	(14)	(113)	(295)	(50)	(345)
Total interest-bearing liabilities	(194)	(312)	(506)	(723)	(1,229)	(1,952)

Net increase interest income	$146	$23	$169	$48	$55	$103

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

The following table provides information with respect to our non-performing assets at the dates indicated.

September 30,	December 31,
(dollars in thousands)	2013	2012	$ change	% change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial construction and land development	$67	$40	$27	67.5%
Commercial mortgage	378	-	378	n/	a
Commercial and industrial	157	114	43	37.7%
Total commercial	602	154	448	290.9%
Non-commercial:
Residential mortgage	723	808	(85)	-10.5%
Revolving mortgage	334	155	179	115.5%
Consumer	11	34	(23)	-67.6%
Total non-commercial	1,068	997	71	7.1%
Total nonaccruing loans (1)	1,670	1,151	519	45.1%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	1,670	1,151	519	45.1%

Foreclosed real estate	15,371	19,411	(4,040)	-20.8%

Total nonperforming assets	17,041	20,562	(3,521)	-17.1%

Performing troubled debt restructurings (2)	5,269	5,065	204	4.0%
Performing troubled debt restructurings and total nonperforming assets	$22,310	$25,627	(3,317)	-12.9%

Allowance for loan losses	$7,589	$8,513
Total loans	$429,778	$387,721

Allowance as a percentage of total loans	1.77%	2.20%
Allowance as a percentage of nonperforming loans	454.43%	739.62%
Total nonperforming loans to total loans	0.39%	0.30%
Total nonperforming loans to total assets	0.22%	0.15%
Total nonperforming assets to total assets	2.27%	2.74%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.97%	3.42%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as troubled debt restructurings, totaled $5.7 million at September 30, 2013, compared to $5.2 million at December 31, 2012. The increase during the nine months ended September 30, 2013 was mainly the result of five loans totaling $683,000 being restructured during the period. At September 30, 2013, $475,000 of the total $5.7 million of troubled debt restructurings were not performing according to their restructured terms and were included in the previous nonperforming asset table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $26,000 and $78,000 for the three- and nine-month periods ended September 30, 2013, respectively, compared to $227,000 and $684,000 for the comparable periods of 2012. Interest income of $78,000 and $232,000 related to nonperforming loans was recognized for the three- and nine-month periods ended September 30, 2013, respectively, compared to $59,000 and $165,000, respectively, for the same periods of 2012.

At September 30, 2013, our nonaccruing loans included the following:

●	Commercial Construction and Land Development loans

○	Two loans secured by land located in western North Carolina. As of September 30,2013, the loans were considered impaired and nonaccruing with a remaining balance of $67,000.

●	Commercial Mortgage loans

○	One loan secured by a commercial building located in western North Carolina. As of September 30, 2013, the loan was considered impaired and nonaccruing with a remaining balance of $378,000. The Bank had a specific reserve of $40,000 as of September 30, 2013.

●	Residential Mortgage loans

○	Thirteen loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.1 million as of September 30, 2013.

At September 30, 2013, our performing troubled debt restructurings included the following:

●	Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of September 30, 2013, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2014. As of September 30, 2013, the loan had a specific reserve of $583,000.

●	Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $2.1 million as of September 30, 2013.

Foreclosed properties consisted of the following at the dates indicated.

	September 30, 2013		December 31, 2012
(dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:
Commercial mortgage	-	$-	2	$1,709
Commercial construction and land development	11	14,961	10	16,642
Residential mortgage	2	410	5	944
Residential construction	-	-	1	116
Total	13	$15,371	18	$19,411

An analysis of foreclosed real estate follows:

Nine Months Ended
(dollars in thousands)	September 30, 2013

Beginning balance	$19,411
Transfers from loans	450
Capitalized cost	12
Loss provisions	(1,841)
Gain on sale of foreclosed properties	33
Net proceeds from sales of foreclosed properties	(2,694)
Sales of properties funded by loans	-
Ending balance	$15,371

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million. During the nine months ended September 30, 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at September 30, 2013. The 2013 write-downs were based on a contract from a qualified buyer to purchase all of the remaining residential units. The purchase transaction did not close in the third quarter as anticipated, and the Bank continues to market the property to prospective buyers.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the FDIC and the NCCoB have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss. “Substandard assets” must have one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable on the basis of currently existing facts, conditions, and values, and there is a high possibility of loss. Assets classified “loss” are considered uncollectible and of such little value that continued recognition as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention. When we classify an asset as substandard or doubtful, we may establish a specific allowance for loan losses. If we classify an asset as loss, we charge off an amount equal to 100% of the portion of the asset classified loss.

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	September 30,	December 31,
(dollars in thousands)	2013	2012	$ change	% change

Adversely classified loans:
Substandard	$3,785	$3,969	$(184)	-4.6%
Loss	-	4	(4)	-100.0%
Total adversely classified loans	3,785	3,973	(188)	-4.7%
Special mention loans	37,902	35,149	2,753	7.8%
Total classified and special mention loans	41,687	39,122	2,565	6.6%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$41,687	$39,122	$2,565	6.6%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At September 30, 2013, substandard loans totaling $3.8 million included $1.3 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $2.5 million in performing substandard loans included the following:

●	Commercial Mortgage loans

○	One loan on commercial retail property located in western North Carolina. As of September 30, 2013, the loan was performing with a total balance of $520,000.

●	Residential Mortgage loans

○	Twenty-four loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $1.6 million as of September 30, 2013.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as non-performing assets.

At September 30, 2013, special mention loans included the Bank's largest performing troubled debt restructured commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits in other banks. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2013, cash and cash equivalents totaled $77.9 million, including $68.5 million in interest- bearing deposits in other banks, of which $46.2 million was on deposit with the Federal Reserve Bank. Securities totaling $191.7 million at September 30, 2013 classified as available-for-sale provided an additional source of liquidity. In addition, at September 30, 2013, we had the ability to borrow a total of approximately $55.7 million from the Federal Home Loan Bank of Atlanta and approximately $8.2 million from the Federal Reserve Bank’s discount window. At September 30, 2013, we had $50.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At September 30, 2013, we had $134.1 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of September 30, 2013 totaled $96.3 million, or 54.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of thirteen full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
		Less than	One to	Three to	More than
(dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years

At September 30, 2013
Long-term debt obligations	$50,000	$-	$-	$50,000	$-
Operating lease obligations	1,888	362	724	297	505
Total	$51,888	$362	$724	$50,297	$505

At December 31, 2012
Long-term debt obligations	$50,000	$-	$-	$40,000	$10,000
Operating lease obligations	2,159	362	724	523	550
Total	$52,159	$362	$724	$40,523	$10,550

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the conversion offering will, initially, have an adverse impact on our return on equity. To help us better manage our capital, we may consider the use of such tools as continued common share repurchases and the declaration of cash dividends as regulations permit.

In July 2013, the Federal Reserve, and the Federal Deposit Insurance Corporation adopted an interim final rule that will revise the current risk-based and leverage capital requirements for banking organizations. The interim final rule is a continuation of joint notices of proposed rulemaking originally published in the Federal Register on August 30, 2012.

The interim final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, and a higher overall minimum Tier 1 capital requirement, incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. This additional capital is referred to as the “capital conservation buffer.”

Banking organizations will be required to recognize in regulatory capital most components of accumulated other comprehensive income. The final rule includes an exception for smaller banking organizations, such as the Company. Such organizations may make a one-time election not to include most elements of accumulated other comprehensive income, including unrealized gains and losses on securities designated as available-for-sale, in regulatory capital under the final rule. Organizations making this election will be permitted to use the currently existing treatment under the general risk-based capital rules that exclude most accumulated other comprehensive income elements from regulatory capital. The election must be made with the first call report or FR Y-9 report filed after the banking organization becomes subject to the final rule, which will be January 1, 2015 for the Company and its subsidiary bank.

The new rule also amends the existing methodologies for determining risk-weighted assets for all banking organizations. Specifically, the final rule assigns a 50% or 100% risk weight to mortgage loans secured by one- to four-family residential properties. Generally, residential mortgage loans secured by a first lien on a one- to four-family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weight. All other one- to four-family residential mortgage loans, including loans secured by a junior lien on residential property, are assigned a 100% risk weight. We are in process in determining the impact that these new regulations will have on both the Company and the Bank.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

Regulatory Requirements
Minimum for Capital	Minimum to Be
Actual	Adequacy Purposes	Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

September 30, 2013
Tier I leverage capital	$108,737	14.45%	$30,098	4.00%	$37,623	5.00%
Tier I risk-based capital	108,737	24.73%	17,584	4.00%	26,377	6.00%
Total risk-based capital	114,258	25.99%	35,169	8.00%	43,961	10.00%

December 31, 2012
Tier I leverage capital	112,508	14.69%	30,632	4.00%	38,290	5.00%
Tier I risk-based capital	112,508	27.72%	16,237	4.00%	24,356	6.00%
Tier I risk-based capital	117,638	28.98%	32,475	8.00%	40,594	10.00%

Asheville Savings Bank, S.S.B.

September 30, 2013
Tier I leverage capital	$92,012	12.44%	$29,576	4.00%	$36,971	5.00%
Tier I risk-based capital	92,012	20.99%	17,533	4.00%	26,300	6.00%
Total risk-based capital	97,517	22.25%	35,066	8.00%	43,833	10.00%
NC Savings Bank capital	99,601	13.48%	36,942	5.00%	n/	a	n/	a

December 31, 2012
Tier I leverage capital	90,388	12.06%	29,983	4.00%	37,479	5.00%
Tier I risk-based capital	90,388	22.35%	16,174	4.00%	24,262	6.00%
Total risk-based capital	95,498	23.62%	32,349	8.00%	40,436	10.00%
NC Savings Bank capital	98,914	13.48%	36,680	5.00%	n/	a	n/	a

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

For the nine months ended September 30, 2013 and the year ended December 31, 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

				Over the Next Twelve Months
	As of September 30, 2013			Ending September 30, 2014
	Present Value of Equity			Projected Net Interest Income
	Market			Net Interest
(dollars in thousands)	Value	$ change	% change	Income	$ change	% change

Change in Rates (in basis points “bp”):
300 bp	$94,852	$(25,465)	-21.16%	$19,233	$199	1.05%
200	103,150	(17,167)	-14.27%	18,761	(273)	-1.43%
100	112,264	(8,053)	-6.69%	18,914	(120)	-0.63%
0	120,317	-	0.00%	19,034	-	0.00%
(100)	121,791	1,474	1.23%	17,747	(1,287)	-6.76%

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(e) of the Exchange Act during the quarter ended September 30, 2013. In connection with the above evaluation, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2013. As of September 30, 2013, the risk factors of ASB Bancorp have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

			Total	Maximum
			Number of	Number of
			Shares	Shares That
			Purchased	May Yet be
	Total		as Part of	Purchased
	Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Plan or
	Purchased	Per Share	Programs	Programs
Period	(a)	(b)	(c)	(d)
July 1 - July 31, 2013	500	$16.40	500	243,766
August 1 - August 31, 2013	-	-	-	243,766
September 1 - September 30, 2013	60,000	17.05	60,000	183,766
Total	60,500	$17.04	60,500

On May 24, 2013, the Company announced the commencement of a 5% stock repurchase program. Under the plan, the Company could repurchase up to 265,266 shares, or 5%, of its common stock outstanding as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2013 the Company had purchased a total of 81,500 shares at an average price of $16.82 per share.

The following table sets forth information as of September 30, 2013 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Number of Securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price	plans (excluding
	of outstanding options	of outstanding options	securities reflected in
	warrants and rights	warrants and rights	column (a)
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	459,000	$15.71	99,455
Equity compensation plans not approved by security holders	–	N/A	–
Total	459,000	$15.71	99,455

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)
3.2	Bylaws of ASB Bancorp, Inc. (1)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.*

*	Furnished, not filed.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

November 8, 2013	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2013	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)