Form 10-K
period 2013-12-31
ASB Bancorp Inc
filed 2014-03-14
CIK 1520300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $80,625,456.

There were 5,028,611 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 28, 2014.

Documents Incorporated by Reference:
Portions of the proxy statement for the registrant’s 2014 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

ASB BANCORP, INC.
FORM 10-K

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

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

Part I

Item 1.  Business

General

ASB Bancorp, Inc. – ASB Bancorp, Inc. (“ASB Bancorp” or the “Company”), a North Carolina corporation, was incorporated in May 2011 to be the holding company for Asheville Savings Bank (“Asheville Savings” or the “Bank”) upon the completion of the Bank’s conversion from the mutual to the stock form of ownership. Before the completion of the conversion, the Company did not engage in any significant activities other than organizational activities. On October 11, 2011, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 5,584,551 shares of its common stock at a price of $10.00 per share, through which the Company received net offering proceeds of $53.9 million. Additionally, the Company loaned $4.5 million to the Bank’s newly formed employee stock ownership plan (the “ESOP”) to purchase 446,764 shares of the Company's stock issued in the public offering. The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any real property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank. The Company and the Bank also entered into an income tax allocation agreement that provides for the filing of a consolidated federal income tax return and formalizes procedures for the payment and allocation of federal income taxes between the Company and the Bank.

Asheville Savings Bank – Founded in 1936, the Bank is a North Carolina chartered savings bank headquartered in Asheville, North Carolina. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area. We attract deposits from the general public and use those funds to originate primarily one- to four-family residential mortgage loans and commercial real estate loans, and, to a lesser extent, home equity loans and lines of credit, consumer loans, construction and land development loans, and commercial and industrial loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

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

Personnel

At December 31, 2013, the Company had 167 full-time and 12 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationships with our employees are good.

Market Area

We are headquartered in Asheville, North Carolina, which is the county seat of Buncombe County, North Carolina and consider Buncombe, Madison, McDowell, Henderson and Transylvania Counties in western North Carolina and the surrounding areas to be our primary market area. Asheville is situated in the Blue Ridge Mountains at the confluence of the Swannanoa River and French Broad River and is known for its natural beauty and scenic surroundings. The nearby Great Smoky Mountains National Park and Blue Ridge Parkway are among the more visited parks in the United States. In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States. It has been referred to as the “Paris of the South,” and The New York Times calls it a “surprisingly cosmopolitan city.”  It is a place that combines local arts and diversity of a city with a friendly, small town feel. Asheville is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and a winery that draws more than a million tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, attracting approximately nine million visitors annually, with a direct economic impact of $1.5 billion to our local economy. In addition, affordable housing prices, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States.  In February 2013, Top Retirements named the area as number one on the 2013 list of “Best Places to Retire”, noting Asheville's reputation as a great place to retire makes it the standard that all other retirement towns can aspire to be.  Also, in August 2013, Forbes ranked Asheville 29th among 200 U.S. cities as “Best Places for Business and Careers.”

The Asheville metropolitan area benefits from a diverse economy, and there is no single employer or industry upon which a significant number of our customers are dependent.  The area has a mix of manufacturing including advanced manufacturing, plastics, metals, textiles, furniture and automotive parts. Agriculture including food processing is a growing segment of the local economy.  Wood product businesses also are prevalent in Western North Carolina.  Biopharmaceutical is also a growing segment of our economy with Jacob Holm and others having a presence in Asheville.  Business services are predominant in the area with financial services, insurance, financial advisors and other professional practices making up a growing and steady part of the economy.  IT/Software is emerging in our economy as well as other Knowledge Based businesses that are attracted to the area due to quality of life and available resources. The Travel and Tourism industry as well as entertainment, including performing arts, sports and film production continue to add economic value to the area.  Western North Carolina has a number of manufacturing and technology companies located in the area, including Wilsonart International, Inc., Eaton Corporation, Thermo Fischer Scientific, Plasticard-Locktech International and Arvato Digital Services.  GE Aviation recently announced additional expansion in the Asheville area.  Newer industries that have moved to the area, include American Recycling and brewers New Belgium, Sierra Nevada, and Oskar Blues Brewery. The larger breweries and some successful local micro-breweries have spawned new opportunities in the region, which has created jobs and additional exposure for the area.  Furthermore, the region is home to a number of educational organizations, private colleges and large public universities, such as the University of North Carolina at Asheville as well as satellite campuses of Lenoir-Rhyne University, North Carolina State University and Western Carolina University.  Mission Health System, a leading employer in the Asheville metropolitan area, has been nationally recognized as a top hospital network for cardiovascular and orthopedic medicine.

Over the course of the past year, the tourism industry in the Asheville metropolitan area has largely improved, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson counties, that directly benefit from this industry and has caused the overall unemployment rate in the Asheville metropolitan area to decrease to 5.0% in December 2013 from 7.5% in December 2012, and from its recessionary high of 10.2% in February 2010 according to statistics published by the Employment Security Commission of North Carolina (“ESCNC”). For comparative purposes, the ESCNC reported seasonally adjusted unemployment rates of 6.9% for North Carolina and 6.7% for the United States for December 2013. The Company also considers McDowell County and Transylvania County, which are not included in the unemployment statistics for the Asheville metropolitan area, as part of its primary market area. The December 2013 unemployment rates were 7.6% for McDowell County and 6.6% for Transylvania County.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from several financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2013, which is the most recent date for which deposit market share data is available from the Federal Deposit Insurance Corporation, we held approximately 10.50% of the deposits in Buncombe County, North Carolina, 23.01% of the deposits in Madison County, North Carolina, 15.71% of the deposits in McDowell County, North Carolina, 3.29% of the deposits in Henderson County, North Carolina and 4.30% of the deposits in Transylvania County, North Carolina. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, have greater resources.

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

One- to Four-Family Residential Loans. At December 31, 2013, we had $161.4 million in one- to four-family residential loans, which represented 35.9% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

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

Interest rates and payments on our adjustable-rate mortgage loans adjust at intervals of one to five years after an initial fixed period that ranges from one to seven years. Interest rates on our adjustable-rate loans generally are indexed to the US Treasury Constant Maturity Index for the applicable periods. However, in some limited situations, these loans are indexed to the one year London Interbank Offered Rate (LIBOR). While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer residential mortgage loans with negative amortization and do not currently offer interest-only residential mortgage loans. In the past, we have made interest-only residential mortgages in limited situations involving extremely well qualified borrowers.

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

At December 31, 2013, our largest residential mortgage loan had an outstanding balance of $1.4 million and was performing in accordance with its original terms.

Commercial Mortgage Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate and multi-family properties. At December 31, 2013, commercial mortgage loans totaled $172.0 million, or 38.2% of our total loan portfolio, $171.6 million of which were performing. Our commercial mortgage loans are generally secured by commercial, industrial and manufacturing, small to moderately-sized office and retail properties, hotels, multi-family properties and hospitals and churches located in our primary market area. Although we have historically made commercial mortgage loans that are secured by both owner-occupied and nonowner-occupied properties, we are currently emphasizing the origination of commercial mortgage loans that are secured by owner-occupied properties. At December 31, 2013, $45.2 million or 26.3% of our commercial real estate loans were secured by owner-occupied properties.

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

At December 31, 2013, our largest commercial mortgage loan relationship consisted of three loans that had a total outstanding balance of $8.0 million.  These loans were originated in March 2013, June 2013, and December 2013.  The loans are collateralized by leased income producing commercial properties, inclusive of office condominiums, industrial and self-storage facilities in Asheville, North Carolina.  All three loans are performing in accordance to their original loan terms.

Construction and Land Development Loans. We have originated construction and land development loans for commercial properties, such as retail shops and office units, and multi-family properties. At December 31, 2013, commercial construction and land development loans totaled $15.6 million, which represented 3.5% of our total loan portfolio, substantially all of which were performing.  Typically commercial construction loans are for a term of 12 to 24 months with interest payable monthly and are generally followed by a permanent loan with monthly principal and interest payments.  Commercial construction loans generally require a maximum loan-to-value ratio of 80% and land development loans generally require a maximum loan-to-value ratio of 75%.

We also originate residential construction and land development loans for one- to four-family homes.  At December 31, 2013, residential construction and land development loans totaled $8.8 million, which represented 2.0% of our total loan portfolio, all of which were performing.  Residential construction loans are typically for a term of 12 months with interest payable monthly, and are generally followed by an automatic conversion to a 15-year or 30-year permanent loan with monthly payments of principal and interest.  Residential construction loans are generally made only to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated.  We generally require a maximum loan-to-value ratio of 80% for all construction loans unless Private Mortgage Insurance is obtained to allow for higher loan-to-value ratios. Interest rates on all construction loans are generally tied to an index plus an applicable spread and funds are disbursed on a percentage-of-completion basis following an inspection by a third party inspector.

We also selectively originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. Land development loans, which are offered for terms of up to 18 months, are generally indexed to the prime rate as reported in The Wall Street Journal plus an applicable margin. We generally require a maximum loan-to-value ratio of 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. These loans are typically amortized for no more than fifteen years with a three- or five-year balloon payment. At December 31, 2013, our largest commercial land development loan had an outstanding balance of $384,000, which was performing.

Revolving Mortgages and Consumer Loans. We offer revolving mortgage loans, which consist of home equity loans and lines of credit, and various consumer loans, including automobile loans and loans secured by deposits. At December 31, 2013, revolving mortgage loans totaled $49.6 million, or 11.0% of our total loan portfolio, substantially all of which were performing, and consumer loans totaled $27.7 million, or 6.2% of our total loan portfolio, substantially all of which were performing. Our revolving mortgage loans consist of both home equity loans with fixed-rate amortizing terms of up to 15 years and adjustable rate lines of credit with interest rates indexed to the prime rate, as published in The Wall Street Journal, plus an applicable margin. At December 31, 2013, our largest outstanding revolving mortgage loan balance was $485,000, which was performing. Consumer loans typically have shorter maturities and higher interest rates than traditional one- to four-family lending. In most cases, we do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Commercial and Industrial Loans. We typically offer commercial and industrial loans to small businesses located in our primary market area. At December 31, 2013, commercial and industrial loans totaled $14.8 million, which represented 3.3% of our total loan portfolio, substantially all of which were performing. Commercial and industrial loans consist of floating rate loans indexed to the prime rate as published in The Wall Street Journal plus an applicable margin and fixed rate loans for terms of up to 10 years, depending on the useful life and type of collateral. Our commercial and industrial loan portfolio consists primarily of loans that are secured by equipment, accounts receivable and inventory, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors. At December 31, 2013, our largest commercial and industrial relationship had an outstanding balance of $2.6 million, was secured by a second lien on a residence, but recent real estate values did not reflect ample coverage, therefore this loan was considered unsecured.  The loan was performing in accordance with its terms.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by regulation to 15% of the Bank's unimpaired capital and surplus, as defined.  At December 31, 2013, our regulatory limit on loans to one borrower was $15.1 million. At that date, our largest lending relationship was three loans to one borrower totaling $8.0 million that was secured by leased income producing commercial properties, inclusive of office condominiums, industrial and self-storage facilities in Asheville, North Carolina.  The loans are currently performing in accordance with their original terms.

Loan Commitments. We typically issue commitments for most loans conditioned upon the occurrence of certain events. Commitments to originate loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 45 to 60 days. See note 12 to the consolidated financial statements included in this annual report.

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

At December 31, 2013, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, securities issued by government sponsored enterprises and municipal securities. We do not currently invest in trading account securities.

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

Financial Services

The Bank has an agreement with a third-party registered broker-dealer, LPL Financial LLC (“LPL”), through which the Bank offers its customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. For the years ended December 31, 2013, 2012 and 2011, pursuant to the Bank’s agreement with LPL, the Bank received fees of $224,000, $242,000 and $275,000, respectively.

Subsidiaries

The Bank is the Company’s sole wholly owned subsidiary. The Bank has two subsidiaries, Appalachian Financial Services, Inc., which was formed to engage in investment activities and is currently inactive, and Wenoca, Inc., which serves as the Bank’s trustee regarding deeds of trust. Both subsidiaries are organized as North Carolina corporations.

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

The Dodd-Frank Act also required the FRB to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital are restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Additional regulatory capital requirements under the Dodd-Frank Act are discussed in greater detail under "Federal Banking Regulations - Capital Requirements" below.

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

The Dodd Frank Act also broadened the base for FDIC insurance assessments, permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided that noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2012, which had no significant impact on liquidity when it expired on December 31, 2012. Lastly, the Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow shareholders to nominate and solicit votes for their own candidates using a company’s proxy materials. The legislation also directs the FRB to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

Pursuant to the Dodd Frank Act, the Consumer Financial Protection Bureau issued a final rule, which became effective on January 10, 2014, that amended Regulation Z (as implemented by the Truth in Lending Act) and requires mortgage lenders to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine a consumer’s ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly debt-to-income ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate “qualified mortgages,” which are entitled to a presumption that the creditor making the loan satisfied the ability-to-repay requirements. In general, a “qualified mortgage” is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a qualified mortgage, the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Loans which meet these criteria will be considered qualified mortgages, and as a result will generally protect lenders from fines or litigation in the event of foreclosure.

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

In July 2013, the Federal Reserve, and the Federal Deposit Insurance Corporation adopted an interim final rule that will revise the current risk-based and leverage capital requirements for banking organizations. The interim final rule was a continuation of joint notices of proposed rulemaking originally published in the Federal Register on August 30, 2012.  On January 12, 2014, the Basel Committee on Banking Supervision made a number of amendments to its Basel III leverage ratio framework and issued final requirements for banks’ liquidity coverage ratio-related disclosures.

The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, and a higher overall minimum Tier 1 capital requirement, incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  This additional capital is referred to as the “capital conservation buffer.” The capital measure for the leverage ratio is currently defined as Tier 1 capital and the minimum leverage ratio is 3%.

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

Effective April 1, 2011, FDIC deposit assessments are based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base is much larger than the previous base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry would not be significantly altered. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. The Bank’s 2013 FDIC insurance cost decreased approximately $52,000 primarily as a result of these changes.

Federal Home Loan Bank System. Asheville Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Asheville Savings, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2013, Asheville Savings complied with this requirement with an investment in FHLB of Atlanta stock of $3.1 million.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $79.5 million; a 10% reserve ratio is applied above $79.5 million. The first $12.4 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually. Asheville Savings complies with the foregoing requirements.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The Bank’s federal income tax returns were examined for 2008, 2009 and 2010. For its 2013 and 2012 calendar years, the Company’s maximum marginal federal income tax rate was 34%.

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

State Taxation

North Carolina. North Carolina imposes corporate income and franchise taxes. North Carolina’s corporate income tax was 6.9% for 2013 for the portion of a corporation’s net income allocable to the state. If a corporation in North Carolina does business in North Carolina and in one or more other states, North Carolina taxes a fraction of the corporation’s income based on the amount of sales, payroll and property it maintains within North Carolina.  Effective for tax years beginning on or after January 1, 2014, North Carolina's corporate income tax rate will decrease to 6% from 6.9%.  Effective for tax years beginning on or after January 1, 2015, North Carolina's corporate income tax rate will decrease to 5% from 6%. North Carolina franchise tax is levied on business corporations at the rate of $1.50 per $1,000 of the largest of the following three alternate bases: (i) the amount of the corporation’s capital stock, surplus and undivided profits apportionable to the state; (ii) 55% of the appraised value of the corporation’s property in the state subject to local taxation; or (iii) the book value of the corporation’s real and tangible personal property in the state less any outstanding debt that was created to acquire or improve real property in the state.

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

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. In addition, we might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. Furthermore, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Downturns in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the NCCoB, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the FDIC and/or the NCCoB after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $7.3 million and $8.5 million, or 1.63% and 2.20% of total loans outstanding and 610.44% and 739.62% of nonperforming loans, at December 31, 2013 and December 31, 2012, respectively. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2013, we had sixty-six loan relationships with outstanding balances that exceeded $1.0 million, all of which were performing according to their original terms. The deterioration of one or more of these loan relationships could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our commercial lending activities have exposed us to losses in recent periods and our continued emphasis on commercial lending may expose us to future lending risks.

Our emphasis on commercial mortgage, commercial construction and commercial land development loans has exposed us to losses as the recent economic recession has adversely affected many businesses and developers in our market area. We are continuing to emphasize our commercial mortgage and commercial and industrial lending activities.  At December 31, 2013, 26.3% of our commercial real estate loans were secured by owner-occupied properties.

At December 31, 2013, our loan portfolio included $172.0 million, or 38.2% of total loans, of commercial mortgage loans, $15.6 million, or 3.5% of total loans, of commercial construction and land development loans, and $14.8 million, or 3.3% of total loans, of commercial and industrial loans. Commercial mortgage loans, commercial construction and land development loans and commercial and industrial loans generally expose a lender to greater risk of nonpayment and loss than one- to four-family residential mortgage loans because repayment of these loans often depends on the successful operation of the property and the income stream of the borrowers, and in the case of commercial construction and land development loans, the successful completion and sale of the project. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Commercial and industrial loans also expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one- to four-family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan.

A slowing or declining of national and local economic conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which may negatively impact our financial condition and results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Over the course of the past year, the tourism industry in the Asheville metropolitan area has largely recovered, which positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, that directly benefit from this industry, and the overall unemployment rate in the Asheville metropolitan area decreased to 5.0% in December 2013 from 7.5% in December 2012. McDowell County, which is located in our primary market area, continued to experience unemployment rates that exceeded both the national and state unemployment rates. As of December 2013, the unemployment rate for McDowell County was 7.6%, while the national and state unemployment rates were 6.7% and 6.9%, respectively. In addition, our primary market area is recovering from a softening of the local real estate market, that included reductions in local property values and declines in the local manufacturing industry, which employs many of our borrowers. Economic downturns elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan and lease losses, which could necessitate increasing our provision for loans losses and reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

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

Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our borrowings. Changes in interest rates could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities are shorter in duration than our assets, so they will adjust faster in response to changes in interest rates. As a result, when interest rates rise, our funding costs will rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. Changes in the slope of the “yield curve”—or the spread between short-term and long-term interest rates—will also reduce our interest rate spread. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities are shorter in duration than our assets, when the yield curve flattens or even inverts, we will experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. In addition, our mortgage banking income is sensitive to changes in interest rates.  During periods of rising and relatively higher interest rates, mortgage originations for purchased homes can decline considerably and refinanced mortgage activity can severely decrease.  During periods of falling and relatively lower interest rates, the opposite effects can occur.

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

In addition, the Dodd-Frank Act increased shareholder influence over boards of directors by requiring certain public companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments.

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

The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Increased and/or special FDIC assessments will hurt our earnings.

The recent economic recession has caused a high level of bank failures, which has dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the deposit insurance fund. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Such increases in the base assessment rate increase our deposit insurance costs and negatively impact our earnings.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through our main office, banking centers and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2013.

(dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2013

Banking Centers:
Downtown Asheville (Main Office)	1936	24,124	Owned	–	$3,314
11 Church Street
Asheville, NC 28801

Black Mountain	1960	4,500	Owned	–	275
300 West State Street
Black Mountain, NC 28711

Mars Hill	1974	2,500	Owned	–	1,265
105 North Main Street
Mars Hill, NC 28754

Skyland	1976	3,108	Owned	–	630
1879 Hendersonville Road
Asheville, NC 28803

East Asheville	1978	3,570	Owned	–	127
10 South Tunnel Road
Asheville, NC 28805

North Asheville	1979	9,846	Owned	–	407
778 Merrimon Avenue
Asheville, NC 28804

West Asheville	1981	3,670	Owned	–	368
1012 Patton Avenue
Asheville, NC 28806

Marion	1981	6,000	Owned	–	174
162 North Main Street
Marion, NC 28752

Hendersonville	1992	4,000	Owned	–	595
601 North Main Street
Hendersonville, NC 28792

Brevard	1995	2,100	Owned	–	821
2 Market Street
Straus Park
Brevard, NC 28712

Reynolds	2001	3,500	Owned	–	1,006
5 Olde Eastwood Village Boulevard
US 74 East
Asheville, NC 28803

(Continued on following page)

(Continued from previous page)

(dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2013

Enka-Candler	2003	3,500	Owned	–	$1,017
907 Smoky Park Highway
Candler, NC 28715

Fletcher	2008	3,415	Lot Leased	1/31/2027	918
3551 Hendersonville Road			Structure
Fletcher, NC 28732			Owned

Other Offices:
Operations and Administration	2003	46,000	Leased	4/30/2017	348
901 Smoky Park Highway
Candler, NC 28715

Commercial Lending	1998	1,940	Owned	–	–	(1)
11 Church Street
Asheville, NC 28801

(1)	Net book value is reflected in net book value for our main office located at 11 Church Street, Asheville, North Carolina.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “ASBB.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Global Market on October 12, 2011. As of the close of business on December 31, 2013, there were 5,040,057 shares of common stock outstanding held by 513 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Global Market for the periods indicated.

	Market Price Per Share
Quarter ended:	High Close	Low Close	Last Close

December 31, 2013	$17.50	$16.90	$17.25
September 30, 2013	17.73	16.50	17.13
June 30, 2013	17.00	15.79	16.41
March 31, 2013	17.00	15.05	16.99

December 31, 2012	$16.40	$14.67	$15.32
September 30, 2012	16.00	13.56	15.50
June 30, 2012	14.60	12.67	14.25
March 31, 2012	13.11	11.40	13.10
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

	Period Ended
	10/12/2011	12/31/2011	6/30/2012	12/31/2012	6/30/2013	12/31/2013
ASB Bancorp, Inc.	100.00	100.51	122.42	131.62	140.98	148.20
NASDAQ Composite	100.00	100.32	113.68	118.14	134.00	165.60
SNL SE Thrift Index	100.00	105.47	131.68	165.42	181.50	200.09

The Company did not declare any dividends to its stockholders during the years ended December 31, 2013 or 2012.  See Item 1, “Business—Regulation and Supervision,” for more information regarding the restrictions on the Company’s and the Bank’s abilities to pay dividends.

On September 19, 2012, the Company authorized the funding of a trust that purchased 223,382 shares of its stock during 2012 to be available for issuance under its 2012 Equity Incentive Plan.  On February 5, 2013, 223,382 restricted stock awards were granted under the Plan.

The Company’s purchases of its common stock made during the quarter ended December 31, 2013 consisted of stock repurchases under the Company’s approved plans and are set forth in the following table.

			Total	Maximum
			Number of	Number of
			Shares	Shares That
			Purchased	May Yet be
	Total		as Part of	Purchased
	Number	Average	Publicly	Under the
	of Shares	Price Paid	Announced	Plan or
	Purchased	Per Share	Programs	Programs
Period	(a)	(b)	(c)	(d)
October 1 - October 31, 2013	40,000	$17.15	40,000	143,766
November 1 - November 30, 2013	143,100	17.17	143,100	666
December 1 - December 31, 2013	666	17.55	666	-
Total	183,766	$17.17	183,766

On January 30, 2014, the Company’s Board of Directors approved a third stock repurchase program. The repurchase program, which follows the completion of the Company's second repurchase program in December of 2013, provides for the purchase of up to 252,003 shares, or 5%, of the Company’s common stock outstanding. Repurchases will be made from time to time, in the open market or through privately negotiated transactions, as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

The following table sets forth information as of December 31, 2013 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

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

Item 6.  Selected Financial Data

The summary financial data presented below at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are derived in part from the audited consolidated financial statements that appear in this annual report. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes included in this annual report.

	December 31,
(in thousands)	2013	2012	2011	2010	2009

Selected Financial Condition Data:
Balances at end of period:
Total assets	$733,035	$749,354	$790,868	$749,965	$749,307
Cash and cash equivalents	52,791	47,390	72,327	24,234	23,176
Securities available for sale	185,329	238,736	243,863	175,445	90,057
Securities held to maturity	4,241	4,649	5,218	5,948	6,958
Federal Home Loan Bank stock	3,131	3,429	3,870	3,970	3,993
Loans held for sale	4,142	9,759	6,590	8,386	3,890
Loans receivable, net of deferred fees	449,234	387,721	432,883	500,003	597,601
Allowance for loan losses	(7,307)	(8,513)	(10,627)	(12,676)	(8,994)
Foreclosed real estate	14,233	19,411	8,125	10,650	3,699
Deposits	572,786	578,299	608,236	619,757	608,538
Overnight and short-term borrowings	787	411	758	1,008	1,694
Federal Home Loan Bank advances	50,000	50,000	60,000	60,000	60,000
Total equity	101,088	111,529	115,571	62,881	73,649

Average balances for period:
Average total assets	751,486	781,666	766,149	759,576	731,351
Average loans	421,415	418,569	471,260	563,013	606,995
Average interest-earning assets	706,496	749,024	724,543	727,338	701,709
Average deposits	582,858	595,183	617,735	620,518	587,457
Average interest-bearing liabilities	561,892	594,908	626,562	638,837	616,244
Average total equity	105,941	116,208	82,151	72,684	71,555

(in thousands except	Year Ended December 31,
per share data)	2013	2012	2011	2010	2009

Selected Operating Data:
Interest and dividend income	$22,952	$24,992	$28,851	$32,959	$35,808
Interest expense	4,194	6,492	8,642	11,444	14,772
Net interest income	18,758	18,500	20,209	21,515	21,036
Provision for (recovery of) loan losses	(681)	1,700	3,785	22,419	4,655
Net interest income (loss) after provision for (recovery of) loan losses	19,439	16,800	16,424	(904)	16,381
Noninterest income	8,034	9,456	7,422	7,468	7,032
Noninterest expenses	25,394	25,092	22,071	22,096	21,091
Income (loss) before income tax provision	2,079	1,164	1,775	(15,532)	2,322
Income tax provision (benefit)	625	302	588	(6,074)	791
Net income (loss)	$1,454	$862	$1,187	$(9,458)	$1,531

Selected Per Share Data:
Earnings per share - basic	$0.31	$0.17	$0.23	n/a	n/a
Earnings per share - diluted	0.31	0.17	0.23	n/a	n/a
Tangible book value per share	20.06	19.97	20.69	n/a	n/a
Stock price High	18.41	16.40	11.99	n/a	n/a
Low	14.91	11.40	11.30	n/a	n/a
Close	17.25	15.32	11.70	n/a	n/a

	Year Ended December 31,
	2013	2012	2011	2010	2009

Performance Ratios:
Return on average assets	0.19%	0.11%	0.15%	-1.25%	0.21%
Return on average equity	1.37%	0.74%	1.44%	-13.01%	2.14%
Yield on average interest-earning assets	3.31%	3.37%	4.00%	4.54%	5.11%
Cost of average interest-bearing liabilities	0.75%	1.09%	1.38%	1.79%	2.40%
Interest rate spread (1)	2.56%	2.28%	2.62%	2.75%	2.71%
Net interest margin (2)	2.72%	2.50%	2.80%	2.96%	3.00%
Noninterest expense to average assets	3.38%	3.21%	2.88%	2.91%	2.88%
Efficiency ratio (3)	93.16%	89.08%	79.60%	76.12%	75.08%
Average interest-earning assets to average interest-bearing liabilities	125.74%	125.91%	115.64%	113.85%	113.87%
Average equity to average assets	14.10%	14.87%	10.72%	9.57%	9.78%

Capital Ratios:
Tier 1 risk-based capital to adjusted average assets	14.35%	14.69%	14.30%	8.36%	10.13%
Tier 1 risk-based capital to risk-weighted assets	24.14%	27.72%	27.52%	13.04%	13.72%
Total risk-based capital to risk-weighted assets	25.39%	28.98%	28.79%	14.31%	14.98%
Tangible capital to tangible assets	13.79%	14.88%	14.61%	8.38%	9.83%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.63%	2.20%	2.45%	2.54%	1.51%
Allowance for loan losses as a percent of nonperforming loans	610.44%	739.62%	51.53%	94.43%	54.23%
Net charge-offs to average loans outstanding during period	0.12%	0.91%	1.24%	3.33%	0.34%
Nonperforming loans as a percent of total loans	0.27%	0.30%	4.76%	2.68%	2.77%
Nonperforming assets as a percent of total assets	2.10%	2.74%	3.63%	3.21%	2.71%

Other Data:
Banking centers	13	13	13	13	13
Full-time equivalent employees	167	168	167	165	163

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents noninterest expenses divided by the sum of net interest income on a tax equivalent basis using a federal marginal tax rate of 34% and noninterest income.

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

Operating Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We seek to achieve this through the adoption of a business strategy to provide superior financial services to help our customers and communities prosper by focusing on our core values while achieving sustainable profitability and reasonable returns for our stockholders. We plan to continue our focus on loan growth in 2014.  In recent years, we hired senior management with substantial experience in consumer and commercial banking to help us diversify our product offerings and expand our consumer and commercial deposit and lending products, while maintaining high asset quality standards. Our operating strategies include the following:

•	continue to provide competitive products, services and pricing to individuals and businesses in the communities served by our branch offices;

•	profitable growth of our residential mortgage banking;

•	profitable growth of our commercial and industrial lending activities and small business relationships; and

•	increase efficiencies and productivity bank wide.

Continue to provide competitive products, services and pricing to individuals and businesses in the communities served by our branch offices.

We have continually operated as a community-oriented financial institution since we were established in 1936. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of consumer and business financial services through our network of banking center offices.  As we continue to refine our information technology, infrastructure and operations to support business growth, we will remain steadfast in our pursuit of ways to become a highly efficient bank with an emphasis on managing costs while providing more innovative, productive ways of doing business.

Profitable growth of our residential mortgage banking.

Residential mortgage lending remains an important part of our lending activities. We originate fixed and adjustable-rate residential mortgage loans that are retained in our loan portfolio. However, most of the fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released as part of our efforts to reduce our interest rate risk. At December 31, 2013, residential mortgage loans totaled $161.4 million, or 35.9% of our total loan portfolio.

Profitable growth of our commercial and industrial lending activities and small business relationships.

We intend to expand our commercial and industrial lending activities and to originate an increased number of small business loans. Management has hired additional experienced lending officers and credit management personnel over the past several years in order to continue to safely manage this type of lending. Commercial and industrial lending has increased recently as we have managed our problem loans and experienced higher loan demand. Our goal is to increase this portion of our portfolio using conservative underwriting practices to increase the yield in our loan portfolio.  Also, our focus on creating a full relationship with clients has enhanced our value proposition and contributed to growth in business services and deposit activities.

Increase efficiencies and productivity bank wide.

We seek to increase our profitability by improving efficiencies and productivity throughout the Bank.  This necessitates right-sizing the Bank’s cost structure for revenue growth by allocating resources in alignment with our strategic priorities.  This will require a laser-like focus that must be embedded in the culture of the Bank, having infrastructure, processes, procedures, technology and the like that makes it easier, simpler, faster and less expensive to conduct business.  We plan to evaluate the Bank’s processes, policies, and technology to make it easy for the customer to do business with the Bank – simpler, faster and easier.  This includes facilitating our teams’ abilities to recognize opportunities, delivering on commitments to customers and aligning our overall cost structure with our operating revenues.

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

Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits. We recognized additional employee compensation expenses during 2013 stemming from our adoption of equity-based benefit plans.  See note 11 in the notes to consolidated financial statements included in this annual report for the amount of future compensation expense to be recognized on the shares of common stock granted under these plans.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See notes 1 and 4 included in the notes to consolidated financial statements included in this annual report.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management estimates the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other than temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 2 and 13  of the notes to the consolidated financial statements included in this annual report.

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

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

General. Total assets decreased $16.3 million, or 2.2%, to $733.0 million at December 31, 2013 from $749.4 million at December 31, 2012.  Investment securities decreased $53.8 million, or 22.1%, to $189.6 million at December 31, 2013 from $243.4 million at December 31, 2012, primarily due to the sale of investment securities to fund loan growth. Loans receivable, net of deferred fees, increased $61.5 million, or 15.9%, to $449.2 million at December 31, 2013 from $387.7 million at December 31, 2012 as new loan originations exceeded loan repayments, prepayments, and foreclosures. Of the $61.5 million increase in loans receivable at December 31, 2013, $43.6 million were in commercial mortgages that were at fixed rates, the majority of which carry five-year to seven-year calls allowing for re-pricing opportunities.

Loans. Loan originations totaled $313.1 million for the year ended December 31, 2013 compared to $207.4 million for the year ended December 31, 2012. Residential mortgage loan originations, largely from residential purchase transactions, totaled $120.6 million in 2013 compared to $110.7 million in 2012, while residential construction and land development loan originations totaled $21.9 million in 2013 compared to $11.0 million in 2012. Originations of commercial mortgage, commercial construction and land development, and commercial and industrial loans totaled $102.3 million, $14.8 million and $9.7million, respectively, for the year ended December 31, 2013 compared to $61.9 million, $1.1 million and $5.9 million, respectively, for the year ended December 31, 2012. Revolving mortgage originations totaled $18.7 million in 2013 compared to $7.1 million in 2012, while consumer loan originations totaled $25.2 million in 2013 compared to $9.8 million in 2012.  The increase in consumer loan originations mostly attributable to indirect automobile financing through local automobile dealers.  Origination activity was significantly offset by $150.0 million of normal loan repayments and prepayments and $105.8 million in loan sales for the year ended December 31, 2013, compared to $139.9 million and $91.0 million, respectively, for the year ended December 31, 2012.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$171,993	38.23%	$138,804	35.76%	$139,947	32.30%
Commercial construction and land development	15,593	3.47%	5,161	1.34%	22,375	5.17%
Commercial and industrial	14,770	3.28%	11,093	2.86%	17,540	4.05%
Total	202,356	44.98%	155,058	39.96%	179,862	41.52%

Non-commercial:
Residential mortgage	161,437	35.89%	163,571	42.14%	175,866	40.59%
Residential construction and land development	8,759	1.95%	3,729	0.96%	3,907	0.90%
Revolving mortgage	49,561	11.02%	48,221	12.42%	51,044	11.78%
Consumer	27,719	6.16%	17,552	4.52%	22,588	5.21%
Total	247,476	55.02%	233,073	60.04%	253,405	58.48%

Total loans	449,832	100.00%	388,131	100.00%	433,267	100.00%

Less: Net deferred loan origination fees	598		410		384
Less: Allowance for loan losses	7,307		8,513		10,627
Loans receivable, net	$441,927		$379,208		$422,256

	December 31,
	2010		2009
(dollars in thousands)	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$164,553	32.88%	$197,239	32.98%
Commercial construction and land development	28,473	5.69%	30,158	5.04%
Commercial and industrial	17,656	3.53%	22,794	3.81%
Total	210,682	42.10%	250,191	41.83%

Non-commercial:
Residential mortgage	180,439	36.06%	190,965	31.93%
Residential construction and land development	8,670	1.73%	15,141	2.53%
Revolving mortgage	53,432	10.68%	55,038	9.20%
Consumer	47,212	9.43%	86,768	14.51%
Total	289,753	57.90%	347,912	58.17%

Total loans	500,435	100.00%	598,103	100.00%

Less: Net deferred loan origination fees	432		502
Less: Allowance for loan losses	12,676		8,994
Loans receivable, net	$487,327		$588,607

Loan Portfolio Maturities

The following tables set forth certain information at December 31, 2013 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	December 31, 2013
		Commercial
		Construction	Commercial
	Commercial	and Land	and	Total
(in thousands)	Mortgages	Development	Industrial	Commercial

Amounts due in:
One year or less	$20,687	$1,184	$3,112	$24,983
More than one year through two years	12,461	6,667	464	19,592
More than two years through three years	13,360	952	1,302	15,614
More than three years through five years	76,034	1,036	6,201	83,271
More than five years through ten years	38,951	5,717	3,568	48,236
More than ten years through fifteen years	10,500	37	-	10,537
More than fifteen years	-	-	123	123
Total	$171,993	$15,593	$14,770	$202,356

	December 31, 2013
		Residential
		Construction
	Residential	and Land	Revolving		Total Non-	Total
(in thousands)	Mortgages	Development	Mortgages	Consumer	Commercial	Loans

Amounts due in:
One year or less	$656	$213	$266	$1,219	$2,354	$27,337
More than one year through two years	2,326	-	197	1,375	3,898	23,490
More than two years through three years	1,762	-	651	856	3,269	18,883
More than three years through five years	12,204	-	2,986	8,953	24,143	107,414
More than five years through ten years	6,820	-	30,425	14,688	51,933	100,169
More than ten years through fifteen years	14,265	-	15,036	-	29,301	39,838
More than fifteen years	123,404	8,546	-	628	132,578	132,701
Total	$161,437	$8,759	$49,561	$27,719	$247,476	$449,832

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2013 that have contractual maturities after December 31, 2014 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Due After December 31, 2014
		Floating or
	Fixed	Adjustable
(in thousands)	Rates	Rates	Total

Commercial:
Commercial mortgage	$105,616	$45,690	$151,306
Commercial construction and land development	3,023	11,386	14,409
Commercial and industrial	7,447	4,211	11,658
Total commercial	116,086	61,287	177,373
Non-commercial:
Residential mortgage	73,042	87,739	160,781
Residential construction and land development	2,303	6,243	8,546
Revolving mortgage	44	49,251	49,295
Consumer	26,500	-	26,500
Total non-commercial	101,889	143,233	245,122
Total loans receivable	$217,975	$204,520	$422,495

Some of our adjustable rate loans contain rate floors that are equal to the initial interest rate on the loan. When market interest rates fall below the rate floor loan rates do not adjust further downward. As market interest rates rise in the future, the interest rates on these loans may rise based on the contract rate (index plus the margin) exceeding the initial interest rate floor; however, contract interest rates will only increase when the index plus margin exceed the imposed rate floor.

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated, including residential mortgage loans intended for sale in the secondary market.

	Year Ended December 31,
(in thousands)	2013	2012	2011	2010	2009

Total loans at beginning of period	$388,967	$428,846	$495,713	$592,497	$586,618
Loans originated:
Commercial:
Commercial mortgage	102,280	61,910	32,688	43,547	74,382
Construction and land development	14,772	1,050	1,068	-	-
Commercial and industrial	9,698	5,853	7,199	7,737	10,742
Non-commercial:
Residential mortgage	120,555	110,682	81,705	121,439	131,017
Construction and land development	21,913	10,986	10,734	15,845	12,142
Revolving mortgage	18,683	7,107	6,385	7,966	20,524
Consumer	25,237	9,830	483	523	26,248
Total loans originated	313,138	207,418	140,262	197,057	275,055

Loans purchased:
Commercial:
Commercial mortgage	55	2,909	125	2,191	6,209
Construction and land development	-	-	560	41	-
Total loans purchased	55	2,909	685	2,232	6,209

Total loans originated and purchased	313,193	210,327	140,947	199,289	281,264

Deduct:
Loan principal repayments	150,027	139,879	131,393	163,910	151,368
Loan sales	105,849	90,955	68,850	97,103	116,352
Foreclosed loans transferred to foreclosed properties	708	17,464	3,533	12,585	2,968
Charge-offs	525	3,995	6,134	18,863	2,193
Deductions (additions) for other items (1)	(1,018)	(2,087)	(2,096)	3,612	2,504
Net loan activity during the period	57,102	(39,879)	(66,867)	(96,784)	5,879
Total loans at end of period	$446,069	$388,967	$428,846	$495,713	$592,497

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

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

Investment Security Portfolio

At December 31, 2013, our securities portfolio consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae, securities of U.S. government agencies and corporations, securities of various government sponsored entities and securities of state and local governments. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2013, our securities portfolio represented 25.9% of total assets, compared to 32.5% at December 31, 2012, primarily due to a $61.5 million increase in loans receivable to $449.2 million at December 31, 2013. Securities classified as available for sale were $185.3 million of our securities portfolio at December 31, 2013, while $4.2 million of our securities portfolio was classified as held to maturity. Securities classified as held to maturity are United States government sponsored entity, mortgage-backed and state and local government securities. In addition, at December 31, 2013, we had $3.1 million of other investments held at cost, which consisted solely of Federal Home Loan Bank of Atlanta common stock. Securities decreased by $53.8 million, or 22.1%, to $189.6 million at December 31, 2013 from $243.4 million at December 31, 2012.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. For all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits, but do include securities backed by the U.S. Small Business Administration (“SBA”).

	December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(dollars in thousands)	Cost	Value	Cost	Value	Cost	Value

Securities available for sale:
U.S. government agencies and corporations	$3,532	$3,449	$12,025	$12,247	$41,305	$42,367
Mortgage-backed and similar securities	129,712	128,538	174,686	177,098	186,011	188,870
State and local government	56,089	52,629	48,183	48,652	11,359	11,914
Other equity securities	728	713	711	739	689	712
Total available for sale	190,061	185,329	235,605	238,736	239,364	243,863

Securities held to maturity:
U.S. government agencies and corporations	1,052	1,154	1,065	1,209	1,078	1,218
Mortgage-backed and similar securities	765	815	1,166	1,249	1,726	1,847
State and local government	2,424	2,563	2,418	2,724	2,414	2,688
Total held to maturity	4,241	4,532	4,649	5,182	5,218	5,753

Total securities	$194,302	$189,861	$240,254	$243,918	$244,582	$249,616

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2013. Weighted average yields on tax-exempt securities are presented on a taxable equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

			More than One Year		More than Five Years
	One Year or Less		To Five Years		To Ten Years
		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average
(dollars in thousands)	Value (1)	Yield	Value (1)	Yield	Value (1)	Yield

Securities available for sale:
U.S. government agencies and corporations	$323	1.94%	$2,030	1.16%	$1,097	1.62%
Mortgage-backed and similar securities	46	4.01%	3,410	1.04%	18,027	1.62%
State and local government	-	0.00%	-	0.00%	10,688	2.70%
Total available for sale	369	2.20%	5,440	1.08%	29,812	2.01%

Securities held to maturity:
U.S. government agencies and corporations	-	0.00%	1,052	3.98%	-	0.00%
Mortgage-backed and similar securities	-	0.00%	430	4.53%	335	4.91%
State and local government	-	0.00%	-	0.00%	956	5.56%
Total held to maturity	-	0.00%	1,482	4.14%	1,291	5.39%

Total securities	$369	2.20%	$6,922	1.74%	$31,103	2.15%
	More than Ten Years		Total
		Weighted		Weighted
	Carrying	Average	Carrying	Average
(dollars in thousands)	Value (1)	Yield	Value (1)	Yield

Securities available for sale:
U.S. government agencies and corporations	$-	0.00%	$3,450	1.38%
Mortgage-backed and similar securities	107,055	1.41%	128,538	1.43%
State and local government	41,940	3.39%	52,628	3.25%
Other equity securities	713	0.00%	713	0.00%
Total available for sale	149,708	1.96%	185,329	1.94%

Securities held to maturity:
U.S. government agencies and corporations	-	0.00%	1,052	3.98%
Mortgage-backed and similar securities	-	0.00%	765	4.70%
State and local government	1,468	5.43%	2,424	5.48%
Total held to maturity	1,468	5.43%	4,241	4.97%

Total securities	$151,176	1.99%	$189,570	2.01%

(1)	Carrying value is fair value for securities available for sale and amortized cost for securities held to maturity.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	December 31,
	2013		2012		2011
(dollars in thousands)	Total	Percent	Total	Percent	Total	Percent

Non-interest-bearing accounts	$74,019	12.92%	$65,295	11.29%	$54,102	8.89%
NOW accounts	142,434	24.87%	141,276	24.43%	132,812	21.84%
Money market accounts	154,545	26.98%	152,838	26.43%	137,901	22.67%
Savings accounts	34,724	6.06%	29,686	5.13%	24,880	4.09%
Core deposits	405,722	70.83%	389,095	67.28%	349,695	57.49%
Certificates of deposit	167,064	29.17%	189,204	32.72%	258,541	42.51%
Total	$572,786	100.00%	$578,299	100.00%	$608,236	100.00%

Core deposits, which exclude certificates of deposit, increased $16.6 million, or 4.3%, to $405.7 million at December 31, 2013 from $389.1 million at December 31, 2012. Also during 2013, noninterest-bearing deposits, NOW deposits, money market deposits and savings deposits increased $8.7 million, $1.2 million, $1.7 million and $5.0 million, respectively.  While we continued to place greater emphasis on attracting lower cost core deposits, our core deposit growth was also significantly affected by sustained low deposit rates in our competitive markets as the spread between core deposits and certificate time deposits remained narrow throughout 2013.

Certificates of deposit decreased $22.1 million, or 11.7%, to $167.1 million at December 31, 2013 from $189.2 million at December 31, 2012. The decrease reflects management’s continued focus on reducing deposit interest rates to improve the Bank’s net interest margin. A portion of these funds moved into our other types of interest-bearing deposits, including money market accounts. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influence our willingness to match competitors’ rates to retain these accounts.

The following table indicates the amount of jumbo certificates of deposit by time remaining until maturity at December 31, 2013. Jumbo certificates of deposit require minimum deposits of $100,000.

(in thousands)	Amount

Maturity period:
Three months or less	$9,468
Over three through six months	6,531
Over six through twelve months	9,281
Over twelve months	23,819
Total	$49,099

The following table sets forth time deposits classified by rates at the dates indicated.

	December 31,
(in thousands)	2013	2012	2011

0.00 - 1.00%	$119,451	$108,421	$79,693
1.01 - 2.00%	42,122	63,426	95,151
2.01 - 3.00%	4,968	15,949	79,163
3.01 - 4.00%	523	1,171	3,282
4.01 - 5.00%	-	237	1,252
Total	$167,064	$189,204	$258,541

The following table sets forth the amount and maturities of time deposits at December 31, 2013.

	Amount Due
(dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits

0.00 - 1.00%	$74,442	$27,395	$13,635	$3,979	$119,451	71.50%
1.01 - 2.00%	18,617	16,029	2,677	4,799	42,122	25.22%
2.01 - 3.00%	1,206	1,908	1,854	-	4,968	2.97%
3.01 - 4.00	523	-	-	-	523	0.31%
Total	$94,788	$45,332	$18,166	$8,778	$167,064	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(in thousands)	2013	2012	2011

Beginning balance	$578,299	$608,236	$619,757
Increase (decrease) before interest credited	(7,741)	(34,040)	(17,743)
Interest credited	2,228	4,103	6,222
Net increase (decrease) in deposits	(5,513)	(29,937)	(11,521)
Ending balance	$572,786	$578,299	$608,236

Borrowings

We use borrowings from the FHLB of Atlanta, federal funds purchased and other short-term borrowings to supplement our supply of funds for loans and investments and for interest rate risk management, which are summarized in the following table.

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011

Maximum balance outstanding at any month-end during period:
FHLB advances	$50,000	$60,000	$60,000
Overnight and short-term borrowings	787	984	1,617
Average balance outstanding during period:
FHLB advances	$50,000	$59,208	$60,245
Overnight and short-term borrowings	542	616	1,049
Weighted average interest rate during period:
FHLB advances	3.93%	4.03%	4.01%
Overnight and short-term borrowings	0.18%	0.32%	0.29%
Balance outstanding at end of period:
FHLB advances	$50,000	$50,000	$60,000
Overnight and short-term borrowings	787	411	758
Weighted average interest rate at end of period:
FHLB advances	3.88%	3.88%	3.97%
Overnight and short-term borrowings	0.10%	0.27%	0.52%

Our FHLB advances are fixed-rate borrowings that, at the option of the FHLB of Atlanta, can be converted to variable rates. If the FHLB of Atlanta exercises its options to convert the fixed-rate advances to variable rates, then the Bank can accept the new terms or repay the advance without any prepayment penalty. Had the Bank elected to prepay the advances at December 31, 2013, the prepayment penalties were estimated at approximately $4.7 million.

During the fourth quarter of 2012, a FHLB advance for $10.0 million at a rate of 4.46% that would have matured in June of 2017 was prepaid incurring a prepayment penalty of $1.7 million. The interest expense savings is approximately $445,000 per annum over the remaining term.

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

	For the Year Ended December 31,
	2013			2012
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$50,486	$188	0.37%	$57,361	$203	0.35%
Loans receivable	421,415	19,058	4.52%	418,569	19,553	4.67%
Investment securities	65,072	1,523	3.06%	70,222	1,322	2.19%
Mortgage-backed and similar securities	166,324	2,101	1.26%	199,030	3,835	1.93%
Other interest-earning assets	3,199	82	2.56%	3,842	79	2.06%
Total interest-earning assets	706,496	22,952	3.31%	749,024	24,992	3.37%
Allowance for loan losses	(8,239)			(10,451)
Noninterest-earning assets	53,229			43,093

Total assets	$751,486			$781,666

Liabilities and equity

NOW accounts	$142,453	296	0.21%	$135,441	525	0.39%
Money market accounts	153,804	376	0.24%	143,622	473	0.33%
Savings accounts	32,366	32	0.10%	27,463	45	0.16%
Certificates of deposit	182,727	1,524	0.83%	228,558	3,060	1.34%
Total interest-bearing deposits	511,350	2,228	0.44%	535,084	4,103	0.77%
Overnight and short-term borrowings	542	1	0.18%	616	2	0.32%
Federal Home Loan Bank advances	50,000	1,965	3.93%	59,208	2,387	4.03%
Total interest-bearing liabilities	561,892	4,194	0.75%	594,908	6,492	1.09%
Noninterest-bearing deposits	71,508			60,099
Other noninterest-bearing liabilities	12,145			10,451
Total liabilities	645,545			665,458

Total equity	105,941			116,208

Total liabilities and equity	$751,486			$781,666

Net interest income		$18,758			$18,500
Interest rate spread			2.56%			2.28%
Net interest margin			2.72%			2.50%
Average interest-earning assets to average interest-bearing liabilities	125.74%			125.91%

	For the Year Ended December 31,
	2012			2011
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$57,361	$203	0.35%	$33,089	$85	0.26%
Loans receivable	418,569	19,553	4.67%	471,260	23,538	4.99%
Investment securities	70,222	1,322	2.19%	70,327	1,681	2.53%
Mortgage-backed and similar securities	199,031	3,835	1.93%	145,940	3,507	2.40%
Other interest-earning assets	3,842	79	2.06%	3,927	40	1.02%
Total interest-earning assets	749,025	24,992	3.37%	724,543	28,851	4.00%
Allowance for loan losses	(10,451)			(12,083)
Noninterest-earning assets	43,092			53,689

Total assets	$781,666			$766,149

Liabilities and equity

NOW accounts	$135,441	525	0.39%	$132,903	934	0.70%
Money market accounts	143,622	473	0.33%	134,672	721	0.54%
Savings accounts	27,463	45	0.16%	23,853	72	0.30%
Certificates of deposit	228,558	3,060	1.34%	273,840	4,495	1.64%
Total interest-bearing deposits	535,084	4,103	0.77%	565,268	6,222	1.10%
Overnight and short-term borrowings	616	2	0.32%	1,049	3	0.29%
Federal Home Loan Bank advances	59,208	2,387	4.03%	60,245	2,417	4.01%
Total interest-bearing liabilities	594,908	6,492	1.09%	626,562	8,642	1.38%
Noninterest-bearing deposits	60,099			52,467
Other noninterest-bearing liabilities	10,451			4,969
Total liabilities	665,458			683,998

Total equity	116,208			82,151

Total liabilities and equity	$781,666			$766,149

Net interest income		$18,500			$20,209
Interest rate spread			2.28%			2.62%
Net interest margin			2.50%			2.80%
Average interest-earning assets to average interest-bearing liabilities	125.91%			115.64%

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

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Compared to the			Compared to the
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Increase (Decrease)			Increase (Decrease)
(in thousands)	Due to:			Due to:
	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(25)	$10	$(15)	$78	$40	$118
Loans receivable	132	(627)	(495)	(2,524)	(1,461)	(3,985)
Investment securities	(102)	303	201	(3)	(356)	(359)
Mortgage-backed and similar securities	(560)	(1,174)	(1,734)	1,112	(784)	328
Other interest-earning assets	(15)	18	3	(1)	40	39
Total interest-earning assets	(570)	(1,470)	(2,040)	(1,338)	(2,521)	(3,859)

Interest expense:
NOW accounts	26	(255)	(229)	18	(427)	(409)
Money market accounts	32	(129)	(97)	45	(293)	(248)
Savings accounts	7	(20)	(13)	10	(37)	(27)
Certificates of deposit	(533)	(1,003)	(1,536)	(678)	(757)	(1,435)
Total interest-bearing deposits	(468)	(1,407)	(1,875)	(605)	(1,514)	(2,119)
Overnight and short-term borrowings	-	(1)	(1)	(1)	-	(1)
Federal Home Loan Bank advances	(363)	(59)	(422)	(42)	12	(30)
Total interest-bearing liabilities	(831)	(1,467)	(2,298)	(648)	(1,502)	(2,150)

Net increase (decrease) in net interest income	$261	$(3)	$258	$(690)	$(1,019)	$(1,709)

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

Overview. Net income was $1.5 million, or $0.31 per share, for the year ended December 31, 2013 compared to net income of $862,000 or $0.17 per share, for the year ended December 31, 2012, primarily due to a $2.4 million decrease in provisions for loan losses which resulted in a net recovery of loan loss reserves of $(681,000) for the year ended December 31, 2013 compared to a provision expense of $1.7 million for the year ended December 31, 2012, which was partially offset by a $1.4 million decrease in noninterest income. Our primary source of income is net interest income, which increased to $18.8 million for 2013 from $18.5 million for 2012.  Noninterest expenses increased $302,000 during 2013.

Net Interest Income. Net interest income increased $258,000, or 1.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the decrease in interest expense on deposits exceeding the decrease in interest and dividend income on securities. Total interest expense decreased $2.3 million, or 35.4%, during the year ended December 31, 2013, primarily resulting from a 33 basis point decrease in the rates paid on interest-bearing deposits as well as a decrease of $23.7 million, or 4.4%, in the average balances of interest-bearing deposits, reflecting a decline in average certificates of deposit that was partially offset by growth in average balances of NOW, money market, and savings accounts. The Company continued its focus on core deposit growth, from which it excludes certificates of deposit.  The lower cost of total interest-bearing liabilities, a decrease of 34 basis points during 2013, includes a decrease of $9.3 million in the average balances of Federal Home Loan Bank advances and overnight and short-term borrowings for the year ended December 31, 2013, primarily due to the repayment of $10.0 million in FHLB advances during the fourth quarter of 2012, although the 3.93% average rate paid on the remaining FHLB advances continues to negatively impact net interest income.  Total interest and dividend income decreased $2.0 million, or 8.2%, during the year ended December 31, 2013.  Loan interest income decreased $495,000, or 2.5%, during the year ended December 31, 2013, primarily due to a 15 basis point decrease in the yield earned on loans during 2013. Income from securities decreased by $1.5 million, primarily due to a 67 basis point decrease in the yield earned on mortgage-backed and similar securities, which was partially offset by an 87 basis point increase in the yield earned on other investment securities. The average balance of mortgage-backed and related securities decreased $32.7 million during 2013, and the average balance of other investment securities decreased $5.2 million, primarily due to the sale of securities to fund loan growth.

Provision for Loan Losses. A net recovery of loan loss reserves were recorded in the amount of $(681,000) for the year ended December 31, 2013 compared to provision expense of $1.7 million for the year ended December 31, 2012. The significant decrease in the provision was primarily supported by declines in the Bank’s trailing three-year loss history and recent trends of substantially improved levels of delinquent and nonperforming loans used to estimate general loan loss reserves. Net loan charge-offs decreased $3.3 million to $525,000 for the year ended December 31, 2013 from $3.8 million for the year ended December 31, 2012. The allowance for loan losses totaled $7.3 million, or 1.63% of total loans, at December 31, 2013 compared to $8.5 million, or 2.20% of total loans, at December 31, 2012.

Noninterest Income. During the year ended December 31, 2013, total noninterest income decreased $1.5 million, or 15.0%, to $8.0 million compared to $9.5 million for the year ended December 31, 2012. The decrease in noninterest income was primarily the result of a $2.3 million decrease in gains realized from sales of investment securities, resulting from sales of fewer securities at smaller net gains. The remaining increase in noninterest income of $898,000 primarily related to increases of $506,000 in gains on sales of foreclosed properties, $189,000 in other income from an investment in a small business investment company, $188,000 in mortgage banking income, $156,000 in income from leased foreclosed properties and $147,000 in income from debit card services, which were partially offset by decreases of $246,000 in deposit and other service charge income and $42,000 in other miscellaneous income.

Noninterest Expenses. Noninterest expenses increased $302,000, or 1.2%, to $25.4 million for the year ended December 31, 2013 compared to $25.1 million for the year ended December 31, 2012. The increase was primarily attributable to increases of $1.2 million in salaries and employee benefits, $809,000 in foreclosed property expenses and $318,000 in other noninterest expenses, which were partially offset by a decrease of $1.7 million for debt prepayment penalties recorded in 2012. The increase in salaries and employee benefits was primarily due to increases of $1.0 million relating to the Company's equity incentive plan and $478,000 in employee compensation expenses, which were partially offset by a $499,000 one-time credit to pension expense resulting from the curtailment of benefits for future service.  The increase in other noninterest expenses was primarily attributable to increased loan related expenses due to higher loan originations during 2013.

Income Tax Expense. We recorded a provision for income tax expense of $625,000 for the year ended December 31, 2013 compared to $302,000 for the year ended December 31, 2012, primarily due to an increase in pre-tax income to $2.1 million in 2013 compared to $1.2 million in 2012. The effective tax rate was 30.1% for the year ended December 31, 2013 compared to 25.9% for the year ended December 31, 2012, primarily attributable to the combined effect of increased nondeductible stock option expense and a one time expense of $113,000 related to an increase in state income taxes that resulted from the reduction in state income tax rates applied to net deferred tax assets deductible in future periods.

Total Comprehensive Income (Loss). Total comprehensive income or loss for the periods presented consists of net income, the change in unrealized gains and losses on securities available for sale and certain changes in our benefit obligations under our retirement plans, net of tax. We reported a total comprehensive loss of $2.9 million for the year ended December 31, 2013 compared to a total comprehensive loss of $876,000 for the year ended December 31, 2012. The changes in the components of comprehensive income or loss were net income of $1.5 million in 2013 compared to net income of $862,000 in 2012, a $4.8 million decrease in unrealized gain position on securities available for sale in 2013 to a net unrealized loss position compared to an $821,000 decrease in unrealized gains on securities available for sale in 2012 and a $525,000 decrease in defined benefit pension plan obligations in 2013 compared to a $917,000 increase in 2012. The decrease in defined benefit obligations reflected in other comprehensive income (loss) primarily resulted from an increase in the assumed discount rate at December 31, 2013 compared to December 31, 2012.

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

Net Interest Income. Net interest income decreased by $1.7 million, or 8.5%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a decrease in interest on loans. Total interest income decreased by $3.9 million, or 13.4%, as loan interest income decreased by $4.0 million, or 17.0%, during the year ended December 31, 2012, primarily due to a decrease in average loan balances of $52.7 million, or 11.2%, because loan repayments and charge-offs were not replaced by new loan originations, and a 32 basis point decrease in the yield earned on loans during 2012. Income from securities decreased by $31,000 primarily due to a decrease in the yield earned on investment securities and mortgage-backed and related securities of 34 basis points and 48 basis points, respectively, and a decrease in the average balance of investment securities of $105,000, offset by a increase of $53.1 million in the average balance of mortgage-backed and related securities. The increased average balances of mortgage-backed and related securities were primarily due to the reinvestment into securities of proceeds from loan repayments and from the issuance of common stock in connection with the Bank’s mutual to stock conversion during the fourth quarter of 2011. Total interest expense decreased by $2.1 million, or 24.9%, during the year ended December 31, 2012, primarily resulting from a 29 basis point decrease in the rates paid on interest-bearing liabilities as well as a decrease of $31.7 million, or 5.1%, in the average balances of interest-bearing liabilities. Interest-bearing liabilities decreased primarily due to a decrease in average deposit balances of $30.2 million, or 5.3%, reflecting a decline in average certificates of deposit that was partially offset by growth in average balances of NOW, money market, and savings accounts. The lower cost of interest-bearing liabilities resulted primarily from a decrease of 33 basis points in the cost of deposits. The decrease in the cost of deposits was due primarily to our continued focus on reducing deposit interest rates by not aggressively competing for certificates of deposit. The average balances of Federal Home Loan Bank advances and overnight and short-term borrowings for the year ended December 31, 2012 decreased $1.5 million due to the repayment of $10.0 million in FHLB advances during the fourth quarter of 2012.

Provision for Loan Losses. The provision for loan losses was $1.7 million for the year ended December 31, 2012 compared to $3.8 million for the year ended December 31, 2011. The decrease in the provision was a result of a decrease in net loan charge-offs in 2012, as well as a $1.6 million reduction in the Bank's general loan loss reserves related to its historical loss rates from certain high risk commercial construction and land development loans and from commercial real estate loan participations purchased, both of which carry no current impaired balances. Net loan charge-offs were $3.8 million for the year ended December 31, 2012 compared to $5.8 million for the year ended December 31, 2011. The provision for loan losses was also affected by the overall $45.0 million contraction of the loan portfolio during 2012.

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

Noninterest Expenses. Noninterest expenses increased by $3.0 million, or 13.7%, to $25.1 million for the year ended December 31, 2012 compared to $22.1 million for the year ended December 31, 2011. The increase was primarily attributable to a $1.7 million FHLB prepayment penalty, and a $1.3 million increase in salaries and employee benefits, primarily due to increased staffing and increases in expenses for the Bank's pension plan and ESOP.

In January of 2013, the Bank approved the curtailment of benefits under its qualified and nonqualified defined benefit pension plans.  While the action had no effect on the 2012 financial position and results of operations, the Bank's annual expenses related to its pension plans are expected to decline by approximately $536,000 before income taxes in 2013 due to a one-time curtailment credit of approximately $465,000, and by a minimum of $100,000 before income taxes in subsequent periods based on current actuarial estimates.

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

Total Comprehensive Income (Loss). Total comprehensive income or loss for the periods presented consists of net income, the change in unrealized gains and losses on securities available for sale, and certain changes in our benefit obligations under our retirement plans, net of tax. We reported a total comprehensive loss of $876,000 for the year ended December 31, 2012 compared to total comprehensive income of $3.5 million for the year ended December 31, 2011. The changes in the components of comprehensive income or loss were net income of $862,000 in 2012 compared to a net income of $1.2 million in 2011, an $821,000 decrease in unrealized gains on securities available for sale in 2012 compared to a $3.1 million increase in unrealized gains on securities available for sale in 2011, and a $917,000 increase in defined benefit pension plan obligations in 2012 compared to a $837,000 increase in 2011. The increase in defined benefit obligations primarily resulted from a decrease in the assumed discount rate.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Nonaccruing loans (1):
Commercial:
Commercial mortgage	$373	$-	$833	$3,810	$6,666
Construction and land development	11	40	14,695	5,205	438
Commercial and industrial	139	114	2,595	377	1,408
Total nonaccruing commercial loans	523	154	18,123	9,392	8,512

Non-commercial:
Residential mortgage	549	808	1,922	3,194	5,558
Construction and land development	-	-	110	553	456
Revolving mortgage	116	155	440	191	489
Consumer	9	34	27	94	1,463
Total nonaccruing non-commercial loans	674	997	2,499	4,032	7,966
Total nonaccruing loans	1,197	1,151	20,622	13,424	16,478

Accruing loans past due 90 days or more:

Non-commercial:
Residential mortgage	-	-	-	-	91
Consumer	-	-	-	-	15
Total accruing non-commercial loans past due 90 days or more	-	-	-	-	106
Total accruing loans past due 90 days or more	-	-	-	-	106

Total nonperforming loans (nonaccruing and 90 days or more past due)	1,197	1,151	20,622	13,424	16,584

Foreclosed properties	14,233	19,411	8,125	10,650	3,699
Total nonperforming assets	15,430	20,562	28,747	24,074	20,283

Performing troubled debt restructurings (2)	5,255	5,065	1,142	15,233	19,113

Performing troubled debt restructurings and total nonperforming assets	$20,685	$25,627	$29,889	$39,307	$39,396

Total nonperforming loans to total loans	0.27%	0.30%	4.76%	2.68%	2.77%
Total nonperforming loans to total assets	0.16%	0.15%	2.61%	1.79%	2.21%
Total nonperforming assets to total assets	2.10%	2.74%	3.63%	3.21%	2.71%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.82%	3.42%	3.78%	5.24%	5.26%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.
(2)	Performing troubled debt restructurings exclude nonaccrual troubled debt restructurings.

The following table provides information with respect to changes in our nonperforming assets.

	At December 31,
(dollars in thousands)	2013	2012	$ change	% change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial mortgage	$373	$-	$373	n/a
Commercial construction and land development	11	40	(29)	-72.5%
Commercial and industrial	139	114	25	21.9%
Total nonaccruing commercial	523	154	369	239.6%

Non-commercial:
Residential mortgage	549	808	(259)	-32.1%
Revolving mortgage	116	155	(39)	-25.2%
Consumer	9	34	(25)	-73.5%
Total nonaccruing non-commercial loans	674	997	(323)	-32.4%
Total nonaccruing loans	1,197	1,151	46	4.0%

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-	-	0.0%

Total nonperforming loans	1,197	1,151	46	4.0%

Foreclosed properties	14,233	19,411	(5,178)	-26.7%

Total nonperforming assets	15,430	20,562	(5,132)	-25.0%

Performing troubled debt restructurings (2)	5,255	5,065	190	3.8%

Performing troubled debt restructurings and total nonperforming assets	$20,685	$25,627	(4,942)	-19.3%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.
(2)	Performing troubled debt restructurings exclude nonaccrual troubled debt restructurings.

Nonperforming assets decreased $5.1 million, or 25.0%, to $15.4 million, or 2.10% of total assets, at December 31, 2013, compared to $20.6 million, or 2.74%, of total assets, at December 31, 2012. Nonperforming assets included $1.2 million in nonperforming loans and $14.2 million in foreclosed real estate at December 31, 2013, compared to $1.2 million and $19.4 million, respectively, at December 31, 2012.

Nonperforming loans increased $46,000, or 4.0%, to $1.2 million at December 31, 2013 from $1.2 million at December 31, 2012, and $708,000 in collateral on nonperforming loans was moved into foreclosed real estate, while performing troubled debt restructurings increased $190,000, or 3.8%, when comparing the same periods. Total performing troubled debt restructurings and nonperforming assets decreased $4.9 million, or 19.3%, to $20.7 million, or 2.82% of total assets, at December 31, 2013, compared to $25.6 million, or 3.42% of total assets, at December 31, 2012.

As of December 31, 2013, nonperforming loans totaled $1.2 million, while foreclosed properties totaled $14.2 million. Nonperforming loans included one commercial mortgage that totaled $373,000, one commercial land development loan that totaled $11,000, two commercial and industrial loans that totaled $139,000, seven residential mortgages that totaled $549,000, and two home equity loans that totaled $116,000.  As of December 31, 2013, the nonperforming loans had specific reserves of $115,000. Foreclosed real estate at December 31, 2013 included eleven properties with a total carrying value of $14.2 million compared to 18 properties with a total carrying value of $19.4 million at December 31, 2012. During 2013, there were five new properties in the amount of $708,000 added to foreclosed real estate, while twelve properties totaling $4.4 million were sold.  The Bank also added $1.8 million in loss provisions.

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During the year ended December 31, 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2013, we had $5.8 million of these modified loans, which are also referred to as troubled debt restructurings, of which $5.3 million were performing in accordance with their restructured terms, compared to $5.2 million at December 31, 2012, of which $5.1 million were performing in accordance with their restructured terms. The increase in troubled debt restructurings since December 31, 2012 was primarily the result of the newly restructured loans added during 2013 exceeding the 2013 total for loan repayments, loans for which the collateral was transferred to foreclosed properties and loans charged off. All troubled debt restructurings were restructured in order to help the borrowers remain current on their debt obligation. At December 31, 2013, $519,000 of the total $5.8 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $104,000 for the year ended December 31, 2013 compared to $849,000 for the year ended December 31, 2012. Interest income recognized on nonperforming loans was $306,000 for the year ended December 31, 2013 compared to $231,000 for the year ended December 31, 2012.

At December 31, 2013, our nonaccruing loans included the following:

●	Commercial Mortgage Loans

○	One loan secured by a commercial building located in western North Carolina. As of December 31, 2013, the loan was considered impaired and nonaccruing with a remaining balance of $373,000. The Bank had a specific reserve of $34,000 as of December 31, 2013.

●	Residential Mortgage Loans

○	Seven loans to multiple borrowers on one- to four-family residential properties with an aggregate balance of $549,000 as of December 31, 2013.

At December 31, 2013, our performing troubled debt restructurings included the following:

●	Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of December 31, 2012, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2014. As of December 31, 2013, the loan was considered impaired and had a specific reserve of $583,000.

●	Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one- to four-family residential properties with an aggregate balance of $2.1 million as of December 31, 2013.

Foreclosed properties consisted of the following at the dates indicated.

	At December 31,
	2013		2012		2011
(dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

By foreclosed loan type:
Commercial mortgage	-	$-	2	$1,709	3	$3,045
Commercial construction and land development	9	13,822	10	16,642	2	1,683
Residential mortgage	2	411	5	944	10	1,660
Residential construction and land development	-	-	1	116	3	1,737
Total	11	$14,233	18	$19,411	18	$8,125

An analysis of foreclosed real estate follows:

	Year Ended December 31,
(dollars in thousands)	2013	2012	2011

Beginning balance	$19,411	$8,125	$10,650
Transfers from loans	708	17,464	3,533
Capitalized cost	39	22	41
Loss provisions	(1,846)	(1,308)	(1,574)
Net gain (loss) on sale of foreclosed properties	330	(176)	(410)
Net proceeds from sales of foreclosed properties	(4,409)	(4,716)	(4,115)
Ending balance	$14,233	$19,411	$8,125

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	At December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Classified loans:
Substandard loans	$3,481	$3,969	$23,972	$31,854	$34,329
Doubtful loans	-	-	2	-	-
Loss loans	-	4	569	265	197
Total classified loans	3,481	3,973	24,543	32,119	34,526
Special mention loans	34,787	35,149	34,584	30,490	34,432
Total classified and special mention loans	38,268	39,122	59,127	62,609	68,958

Total other classified and special mention assets	-	-	-	-	-

Total classified and special mention assets	$38,268	$39,122	$59,127	$62,609	$68,958

The following table shows the aggregate amounts of our classified loans at the dates indicated and the related changes in our classified loans.

	At December 31,
(dollars in thousands)	2013	2012	$ change	% change

Classified loans:
Substandard loans	$3,481	$3,969	$(488)	-12.3%
Loss loans	-	4	(4)	-100.0%
Total classified loans	3,481	3,973	(492)	-12.4%
Special mention loans	34,787	35,149	(362)	-1.0%
Total classified and special mention loans	$38,268	$39,122	$(854)	-2.2%

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2013, classified loans totaling $3.5 million included $1.2 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $2.3 million in performing classified loans primarily included the following:

●	Commercial Mortgage Loans

○	One loan on commercial retail property located in western North Carolina. As of December 31, 2013, the loan was performing with a balance of $518,000.

●	Residential Mortgage Loans

○	Twelve loans to multiple unrelated borrowers for one- to- four-family residential properties with an aggregate balance of $938,000 as of December 31, 2013.

●	Revolving Mortgage Loans

○	Eight loans to multiple unrelated borrowers for revolving Home Equity Lines of Credit with an aggregate balance of $476,000 as of December 31, 2013.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as nonperforming assets.

At December 31, 2013, special mention loans included the following large potentially problematic loan:

●	Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of December 31, 2013, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2014. As of December 31, 2013, the loan was considered impaired and had a specific reserve of $583,000.

The following table provides information about delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	Delinquent 31-89 Days		Delinquent 90 Days or More
	Number	Principal	Number	Principal
	of	Balance	of	Balance
(dollars in thousands)	Loans	of Loans	of Loans	of Loans

At December 31, 2013
Commercial:
Commercial mortgage	1	$372	-	$-
Commercial construction and land development	-	-	1	11
Commercial and industrial	4	165	1	79
Non-commercial:
Residential mortgage	6	241	7	549
Revolving mortgage	9	434	1	24
Consumer	114	300	-	-
Total delinquent loans	134	$1,512	10	$663

At December 31, 2012
Commercial:
Commercial mortgage	1	$393	-	$-
Commercial construction and land development	1	16	1	40
Commercial and industrial	7	135	1	114
Non-commercial:
Residential mortgage	9	875	10	808
Revolving mortgage	4	203	2	60
Consumer	158	492	4	28
Total delinquent loans	180	$2,114	18	$1,050

At December 31, 2011
Commercial:
Commercial mortgage	-	$-	1	$833
Commercial construction and land development	1	363	7	6,251
Commercial and industrial	9	2,177	4	506
Non-commercial:
Residential mortgage	12	1,426	11	1,922
Residential construction and land development	-	-	1	110
Revolving mortgage	11	751	4	407
Consumer	213	939	7	27
Total delinquent loans	246	$5,656	35	$10,056

At December 31, 2010
Commercial:
Commercial mortgage	3	$2,298	3	$3,363
Commercial construction and land development	4	462	4	3,451
Commercial and industrial	20	288	2	290
Non-commercial:
Residential mortgage	48	4,996	20	2,878
Residential construction and land development	2	282	3	553
Revolving mortgage	19	576	7	191
Consumer	165	1,387	9	94
Total delinquent loans	261	$10,289	48	$10,820

	Delinquent 31-89 Days		Delinquent 90 Days or More
	Number	Principal	Number	Principal
	of	Balance	of	Balance
(dollars in thousands)	of Loans	of Loans	of Loans	of Loans

At December 31, 2009
Commercial:
Commercial mortgage	3	$2,226	3	$6,293
Commercial construction and land development	3	95	3	438
Commercial and industrial	39	1,689	9	210
Non-commercial:
Residential mortgage	58	7,024	27	4,707
Residential construction and land development	3	569	4	456
Revolving mortgage	35	1,318	10	589
Consumer	297	3,254	118	1,512
Total delinquent loans	438	$16,175	174	$14,205

The following table provides information about changes in our delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	At December 31,
(dollars in thousands)	2013	2012	$ change	% change

Delinquent 31-89 Days
Commercial:
Commercial mortgage	$372	$393	$(21)	-5.3%
Commercial construction and land development	-	16	(16)	-100.0%
Commercial and industrial	165	135	30	22.2%
Non-commercial:
Residential mortgage	241	875	(634)	-72.5%
Revolving mortgage	434	203	231	113.8%
Consumer	300	492	(192)	-39.0%
Total loans delinquent 31-89 days	1,512	2,114	(602)	-28.5%

Delinquent 90 Days or More
Commercial construction and land development	11	40	(29)	-72.5%
Commercial and industrial	79	114	(35)	-30.7%
Non-commercial:
Residential mortgage	549	808	(259)	-32.1%
Revolving mortgage	24	60	(36)	-60.0%
Consumer	-	28	(28)	-100.0%
Total loans delinquent 90 days or more	663	1,050	(387)	-36.9%

Total delinquent loans	$2,175	$3,164	$(989)	-31.3%

The $602,000 decrease in loans 31 to 89 days past due to December 31, 2013 from December 31, 2012 was primarily due to a $634,000 decrease in residential mortgage loans. The $1.5 million in loans 31 to 89 days past due at December 31, 2013 was comprised of 134 loans with an average balance of approximately $11,000, the largest of which had a balance of $372,000.

The $387,000 decrease in loans 90 days or more past due to December 31, 2013 from December 31, 2012 was primarily due to a $259,000 decrease in residential mortgage loans. The $663,000 in loans 90 days or more past due at December 31, 2013 was comprised of 10 loans with an average balance of approximately $66,000, the largest of which had a balance of $143,000.

Analysis and Determination of the Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. On a monthly basis, we evaluate the need to establish allowances for probable losses on loans. When additional allowances are necessary, a provision for loan losses is charged to earnings and when allowance reductions are warranted, a recovery of loan losses is recognized in earnings.   Our methodology for assessing the appropriateness of the allowance for loan losses is reviewed periodically by the board of directors. The board of directors also reviews the allowance for loan losses established on a quarterly basis.

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

Methodology change – In the fourth quarter of 2012, the Bank modified its loan loss methodology for unimpaired commercial construction and land development and its unimpaired commercial mortgage loans. This change resulted in further segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-offs rates, created by two segments of these loan classes, against the significantly diminished credit exposure to the Bank within these same classes. Specifically, additional sub segments of loans on large tracts of unimproved land or land development loans in excess of $1.0 million and purchased participations from a failed bank in out of market commercial mortgage loans were created. This change in methodology resulted in a nonrecurring reduction of approximately $1.6 million in the Bank’s reserves on loans not considered impaired in 2012.  The Bank made no changes to its allowance methodology in 2013.

The following table sets forth the allowance for loan losses by loan class at the dates indicated.

	At December 31,
	2013			2012
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans

Commercial:
Commercial mortgage	$3,193	43.70%	38.23%	$4,110	48.28%	35.76%
Commercial construction and land development	836	11.44%	3.47%	160	1.88%	1.34%
Commercial and industrial	531	7.27%	3.28%	590	6.93%	2.86%
Total commercial	4,560	62.41%	44.98%	4,860	57.09%	39.96%

Non-commercial:
Residential mortgage	1,074	14.70%	35.89%	1,841	21.63%	42.14%
Residential construction and land development	366	5.01%	1.95%	243	2.85%	0.96%
Revolving mortgage	834	11.41%	11.02%	1,123	13.19%	12.42%
Consumer	473	6.47%	6.16%	446	5.24%	4.52%
Total non-commercial	2,747	37.59%	55.02%	3,653	42.91%	60.04%

Total allowance for loan losses	$7,307	100.00%	100.00%	$8,513	100.00%	100.00%

	At December 31,
	2011			2010
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans

Commercial:
Commercial mortgage	$4,496	42.31%	32.30%	$5,486	43.28%	32.88%
Commercial construction and land development	1,399	13.16%	5.17%	1,232	9.72%	5.69%
Commercial and industrial	730	6.87%	4.05%	782	6.17%	3.53%
Total commercial	6,625	62.34%	41.52%	7,500	59.17%	42.10%

Non-commercial:
Residential mortgage	2,125	20.00%	40.59%	2,207	17.41%	36.06%
Residential construction and land development	189	1.78%	0.90%	749	5.91%	1.73%
Revolving mortgage	1,092	10.27%	11.78%	1,021	8.05%	10.68%
Consumer	596	5.61%	5.21%	1,041	8.21%	9.43%
Total non-commercial	4,002	37.66%	58.48%	5,018	39.58%	57.90%

Total	10,627	100.00%	100.00%	12,518	98.75%	100.00%

Unallocated	-	0.00%	0.00%	158	1.25%	0.00%

Total allowance for loan losses	$10,627	100.00%	100.00%	$12,676	100.00%	100.00%

	At December 31,
	2009
(dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Class to Total Loans

Commercial:
Commercial mortgage	$3,432	38.16%	32.98%
Commercial construction and land development	494	5.49%	5.04%
Commercial and industrial	381	4.24%	3.81%
Total commercial	4,307	47.89%	41.83%

Non-commercial:
Residential mortgage	1,489	16.56%	31.93%
Residential construction and land development	242	2.69%	2.53%
Revolving mortgage	688	7.65%	9.20%
Consumer	2,069	23.00%	14.51%
Total non-commercial	4,488	49.90%	58.17%

Total	8,795	97.79%	100.00%

Unallocated	199	2.21%	0.00%

Total allowance for loan losses	$8,994	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Balance at beginning of period	$8,513	$10,627	$12,676	$8,994	$6,403
Provision for (recovery of) loan losses	(681)	1,700	3,785	22,419	4,655
Charge offs:
Commercial:
Commercial mortgage	-	593	1,121	6,074	-
Commercial construction and land development	24	2,651	1,959	7,926	-
Commercial and industrial	24	203	953	692	214
Total commercial charge-offs	48	3,447	4,033	14,692	214
Non-commercial:
Residential mortgage	30	224	604	1,767	82
Residential construction and land development	-	24	551	351	94
Revolving mortgage	198	56	504	919	199
Consumer	354	244	442	1,135	1,605
Total non-commercial charge-offs	582	548	2,101	4,172	1,980
Total charge-offs	630	3,995	6,134	18,864	2,194
Recoveries:
Commercial:
Commercial mortgage	14	2	7	-	-
Commercial construction and land development	-	8	1	-	-
Commercial and industrial	33	11	86	12	9
Total commercial recoveries	47	21	94	12	9
Non-commercial:
Residential mortgage	-	66	37	-	-
Revolving mortgage	6	6	69	-	1
Consumer	52	88	100	115	120
Total non-commercial recoveries	58	160	206	115	121
Total recoveries	105	181	300	127	130
Net charge-offs	525	3,814	5,834	18,737	2,064
Balance at end of period	$7,307	$8,513	$10,627	$12,676	$8,994

	At or For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009

Allowance for loan losses to nonperforming loans	610.44%	739.62%	51.53%	94.43%	54.23%
Allowance for loan losses to total loans outstanding at the end of the period	1.63%	2.20%	2.45%	2.54%	1.51%
Net charge-offs to average loans outstanding during the period	0.12%	0.91%	1.24%	3.33%	0.34%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2013, cash and cash equivalents totaled $52.8 million, including $43.8 million in interest-bearing deposits in other banks, of which $24.3 million was on deposit with the Federal Reserve Bank. Securities totaling $185.3 million classified as available-for-sale also provided an additional source of liquidity at December 31, 2013. In addition, at December 31, 2013, we had the ability to borrow a total of approximately $50.8 million from the FHLB of Atlanta and approximately $7.3 million from the Federal Reserve Bank’s discount window. At December 31, 2013, we had $50.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At December 31, 2013, we had $127.4 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2013 totaled $94.8 million, or 56.7% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of December 31, 2013. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
(in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years

At December 31, 2013
Long-term debt obligations	$50,000	$-	$-	$50,000	$-
Operating lease obligations	1,798	362	724	222	490
Total	$51,798	$362	$724	$50,222	$490

At December 31, 2012
Long-term debt obligations	$50,000	$-	$-	$40,000	$10,000
Operating lease obligations	2,159	362	724	523	550
Total	$52,159	$362	$724	$40,523	$10,550

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2013, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The Company had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

December 31, 2013
Tier I leverage capital	$107,275	14.35%	$29,904	4.00%	$37,380	5.00%
Tier I risk-based capital	107,275	24.14%	17,776	4.00%	26,664	6.00%
Total risk-based capital	112,852	25.39%	35,552	8.00%	44,440	10.00%

December 31, 2012
Tier I leverage capital	$112,508	14.69%	$30,632	4.00%	$38,290	5.00%
Tier I risk-based capital	112,508	27.72%	16,237	4.00%	24,356	6.00%
Total risk-based capital	117,638	28.98%	32,475	8.00%	40,594	10.00%

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum for Capital Adequacy Purposes		Minimum to Be Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Asheville Savings Bank, S.S.B.

December 31, 2013
Tier I leverage capital	$93,441	12.67%	$29,489	4.00%	$36,861	5.00%
Tier I risk-based capital	93,441	21.07%	17,737	4.00%	26,605	6.00%
Total risk-based capital	99,006	22.33%	35,474	8.00%	44,342	10.00%
NC Savings Bank capital	100,748	13.92%	36,184	5.00%	n/a	n/a

December 31, 2012
Tier I leverage capital	90,388	12.06%	29,983	4.00%	37,479	5.00%
Tier I risk-based capital	90,388	22.35%	16,174	4.00%	24,262	6.00%
Total risk-based capital	95,498	23.62%	32,349	8.00%	40,436	10.00%
NC Savings Bank capital	98,914	13.48%	36,680	5.00%	n/a	n/a

A reconciliation of equity under generally accepted accounting principles and regulatory capital amounts follows:

	ASB Bancorp December 31,		Asheville Savings Bank December 31,
(in thousands)	2013	2012	2013	2012

Total GAAP equity	$101,088	$111,529	$87,279	$89,372
Accumulated other comprehensive income, net of tax	7,373	3,067	7,348	3,104
Disallowed deferred tax assets	(1,186)	(2,088)	(1,186)	(2,088)
Tier I capital	107,275	112,508	93,441	90,388
Unrealized gains on available for sale equity securities	-	13	-	13
Allowable portion of allowance for loan losses	5,577	5,117	5,565	5,097
Total risk-based capital	$112,852	$117,638	99,006	95,498
Disallowed portion of allowance for loan losses	n/a	n/a	1,742	3,416
NC Savings Bank capital	n/a	n/a	$100,748	$98,914

There were no dividends declared by the Bank to the Company in the year ended December 31, 2013.

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

For the years ended December 31, 2013 and 2012, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Rate Sensitivity Summary

	As of December 31, 2013			Over the Next Twelve Months Ending December 31, 2014
	Present Value of Equity			Projected Net Interest Income
(dollars in thousands)	Market Value	$ change	% change	Net Interest Income	$ change	% change

Change in Rates (in basis points “bp”):
300 bp	$94,690	$(26,880)	-22.11%	$18,746	$(624)	-3.22%
200	103,437	(18,133)	-14.92%	18,530	(840)	-4.34%
100	112,904	(8,666)	-7.13%	18,874	(496)	-2.56%
0	121,570	-	0.00%	19,370	-	0.00%
(100)	120,597	(973)	-0.80%	18,264	(1,106)	-5.71%

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ASB Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASB Bancorp, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP
March 14, 2014
Asheville, North Carolina

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2013	2012

Assets

Cash and due from banks	$8,996	$10,361
Interest-earning deposits with banks	43,795	37,029
Total cash and cash equivalents	52,791	47,390

Securities available for sale (amortized cost of $190,061 at December 31, 2013 and $235,605 at December 31, 2012)	185,329	238,736
Securities held to maturity (estimated fair value of $4,532 at December 31, 2013 and $5,182 at December 31, 2012)	4,241	4,649
Investment in Federal Home Loan Bank stock, at cost	3,131	3,429
Loans held for sale	4,142	9,759
Loans receivable (net of deferred loan fees of $598 at December 31, 2013 and $410 at December 31, 2012)	449,234	387,721
Allowance for loan losses	(7,307)	(8,513)
Loans receivable, net	441,927	379,208

Premises and equipment, net	12,493	13,306
Foreclosed real estate	14,233	19,411
Deferred income tax assets, net	7,741	5,450
Securities sold but not settled	-	21,260
Other assets	7,007	6,756

Total assets	$733,035	$749,354

Liabilities and Stockholders’ Equity

Liabilities
Noninterest-bearing deposits	$74,019	$65,295
Interest-bearing deposits	498,767	513,004
Total deposits	572,786	578,299
Overnight and short-term borrowings	787	411
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	8,374	9,115

Total liabilities	631,947	637,825

Commitments and contingencies (Note 12)

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 5,040,057 shares issued at December 31, 2013 and 5,584,551 shares issued at December 31, 2012	50	56
Additional paid-in capital	46,097	53,994
Retained earnings	70,024	68,570
Accumulated other comprehensive loss, net of tax	(7,373)	(3,067)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,766)	(4,080)
Unearned equity incentive plan shares	(3,601)	(3,601)
Stock-based deferral plan shares	(343)	(343)

Total stockholders’ equity	101,088	111,529

Total liabilities and stockholders’ equity	$733,035	$749,354

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(in thousands, except per share data)	2013	2012	2011

Interest and dividend income
Loans, including fees	$19,058	$19,553	$23,538
Securities	3,624	5,157	5,188
Other earning assets	270	282	125

Total interest and dividend income	22,952	24,992	28,851

Interest expense
Deposits	2,228	4,103	6,222
Overnight and short-term borrowings	1	2	3
Federal Home Loan Bank advances	1,965	2,387	2,417

Total interest expense	4,194	6,492	8,642

Net interest income	18,758	18,500	20,209

Provision for (recovery of) loan losses	(681)	1,700	3,785

Net interest income after provision for (recovery of) loan losses	19,439	16,800	16,424

Noninterest income
Mortgage banking income	1,885	1,697	1,097
Deposit and other service charge income	2,620	2,866	3,338
Income from debit card services	1,530	1,383	1,231
Gain on sale of investment securities	870	3,190	1,398
Other noninterest income	1,129	320	358

Total noninterest income	8,034	9,456	7,422

Noninterest expenses
Salaries and employee benefits	12,646	11,495	10,165
Occupancy expense, net	2,068	2,181	2,226
Foreclosed property expenses	2,339	1,530	1,750
Data processing fees	2,673	2,475	2,443
Federal deposit insurance premiums	601	653	757
Advertising	686	651	673
Professional and outside services	883	997	959
Penalty to prepay FHLB borrowing	-	1,722	-
Other noninterest expenses	3,498	3,388	3,098

Total noninterest expenses	25,394	25,092	22,071

Income before income tax provision	2,079	1,164	1,775

Income tax provision	625	302	588

Net income	$1,454	$862	$1,187

Net income per common share – Basic	$0.31	$0.17	$0.23
Net income per common share – Diluted	$0.31	$0.17	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2013	2012	2011

Comprehensive Income
Net income	$1,454	$862	$1,187
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(870)	(3,190)	(1,398)
Deferred income tax benefit	327	1,276	559
Gains (losses) arising during the period	(6,993)	1,822	6,645
Deferred income tax benefit (expense)	2,705	(729)	(2,658)
Unrealized holding gains (losses) adjustment, net of tax	(4,831)	(821)	3,148

Defined Benefit Pension Plans:
Net periodic pension cost	(193)	(666)	(562)
Net pension gain (loss)	1,155	(826)	(800)
Deferred income tax benefit (expense)	(437)	575	525
Defined benefit pension plan adjustment, net of tax	525	(917)	(837)

Total other comprehensive income (loss)	(4,306)	(1,738)	2,311

Comprehensive income (loss)	$(2,852)	$(876)	$3,498

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
(in thousands)	2013	2012	2011

Common stock
Beginning of year	$56	$56	$-
Issuance of common stock	-	-	56
Repurchase of common stock	(6)	-	-
End of year	$50	$56	$56

Additional paid-in capital
Beginning of year	$53,994	$53,869	$-
Issuance of common stock	-	-	55,790
Common stock issuance cost	-	-	(1,933)
Repurchase of common stock	(9,138)	-	-
ESOP shares allocated	215	125	12
Stock-based compensation expense	1,026	-	-
End of year	$46,097	$53,994	$53,869

Retained earnings
Beginning of year	$68,570	$67,708	$66,521
Net income	1,454	862	1,187
End of year	$70,024	$68,570	$67,708

Accumulated other comprehensive income (loss), net of tax
Beginning of year	$(3,067)	$(1,329)	$(3,640)
Other comprehensive income (loss)	(4,306)	(1,738)	2,311
End of year	$(7,373)	$(3,067)	$(1,329)

Unearned ESOP shares
Beginning of year	$(4,080)	$(4,394)	$-
ESOP shares purchased	-	-	(4,468)
ESOP shares allocated	314	314	74
End of year	$(3,766)	$(4,080)	$(4,394)

Unearned equity incentive plan shares
Beginning of year	$(3,601)	$-	$-
Equity incentive plan shares purchased	-	(3,601)	-
End of year	$(3,601)	$(3,601)	$-

Stock-based deferral plan shares
Beginning of year	$(343)	$(339)	$-
Stock-based deferral plan shares purchased	-	(4)	(339)
End of year	$(343)	$(343)	$(339)

Total stockholders’ equity
Beginning of year	$111,529	$115,571	$62,881
Issuance of common stock	-	-	55,846
Common stock issuance cost	-	-	(1,933)
Repurchase of common stock	(9,144)	-	-
Net income	1,454	862	1,187
Other comprehensive income (loss)	(4,306)	(1,738)	2,311
ESOP shares purchased	-	-	(4,468)
ESOP shares allocated	529	439	86
Equity incentive plan shares purchased	-	(3,601)	-
Stock-based compensation expense	1,026	-	-
Stock-based deferral plan shares purchased	-	(4)	(339)
End of year	$101,088	$111,529	$115,571

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2013	2012	2011

Operating Activities
Net income	$1,454	$862	$1,187
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(681)	1,700	3,785
Provision for losses on foreclosed properties	1,846	1,308	1,574
Depreciation	1,072	1,192	1,225
Loss (gain) on sale of fixed and other assets	1	(8)	-
Net loss (gain) on sale of foreclosed real estate	(330)	176	410
Deferred income tax expense	304	277	462
Net amortization of premiums on securities	5,248	3,489	2,045
Gain on sale of securities	(870)	(3,190)	(1,398)
Net accretion of deferred fees on loans	(128)	(96)	(147)
Mortgage loans originated for sale	(98,348)	(92,429)	(65,959)
Proceeds from sale of mortgage loans	105,849	90,955	68,850
Gain on sale of mortgage loans	(1,884)	(1,695)	(1,095)
ESOP compensation expense	529	439	86
Stock-based compensation expense	1,026	-	-
Decrease (increase) in income tax receivable	(129)	2,528	722
Decrease (increase) in interest receivable	237	(225)	(20)
Decrease in interest payable	(12)	(26)	(17)
Net change in other assets and liabilities	(126)	2,248	496

Net cash provided by operating activities	15,058	7,505	12,206

Investing Activities
Securities available for sale:
Purchases	(65,232)	(245,443)	(178,775)
Proceeds from sales	86,220	160,301	46,444
Proceeds from maturities and/or calls	1,000	23,994	38,240
Principal repayments on mortgage-backed and asset-backed securities	40,846	43,917	31,003
Redemption of FHLB stock	298	441	100
Net decrease (increase) in loans receivable	(62,618)	26,875	57,900
Purchase of credit impaired loan	-	(2,895)	-
Foreclosed real estate:
Capital expenses	(39)	(22)	(41)
Net proceeds from sales	4,409	4,716	4,115
Purchases of premises and equipment	(261)	(530)	(434)
Net proceeds from sales of fixed and other assets	1	93	-

Net cash provided by (used in) investing activities	4,624	11,447	(1,448)

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(in thousands)	2013	2012	2011

Financing Activities
Net decrease in deposits	$(5,513)	$(29,937)	$(11,521)
Net repayments of Federal Home Loan Bank advances	-	(10,000)	-
Net proceeds from (repayments of) repurchase agreements	376	(347)	(250)
Proceeds from the issuance of common stock, net of issuance costs	-	-	53,913
Stock-based deferral plan shares purchased	-	(4)	(339)
Common stock purchased by ESOP	-	-	(4,468)
Equity incentive plan shares purchased	-	(3,601)	-
Common stock repurchased	(9,144)	-	-

Net cash provided by (used in) financing activities	(14,281)	(43,889)	37,335

Increase (decrease) in cash and cash equivalents	5,401	(24,937)	48,093

Cash and Cash Equivalents:
Beginning of period	47,390	72,327	24,234

End of period	$52,791	$47,390	$72,327

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$4,206	$6,518	$8,659
Income taxes	687	(2,226)	(134)

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	708	17,464	3,533
Change in unrealized gain (loss) on securities available for sale	(7,863)	(1,368)	5,247
Change in deferred income taxes resulting from other comprehensive income	2,595	1,122	(1,574)
Change in deferred benefit pension plans	962	(1,492)	(1,362)
Securities not settled	-	21,260	-

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

Investment Securities – The Company classifies investment securities into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held to maturity securities or trading securities and equity securities not classified as trading securities are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company classified no securities as trading securities as of December 31, 2013 and December 31, 2012.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments Held at Cost – The Bank, as a member of the Federal Home Loan Bank system (the “FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2013 and December 31, 2012.

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

Methodology change – In the fourth quarter of 2012, the Bank modified its loan loss methodology for unimpaired commercial construction and land development and its unimpaired commercial mortgage loans. This change resulted in further segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-offs rates, created by two segments of these loan classes, against the significantly diminished credit exposure to the Bank within these same classes. Specifically, additional sub segments of loans on large tracts of unimproved land or land development loans in excess of $1.0 million and purchased participations from a failed bank in out of market commercial mortgage loans were created. This change in methodology resulted in a nonrecurring reduction of approximately $1.6 million in the Bank’s reserves on loans not considered impaired in 2012.  The Bank made no changes to its allowance methodology in 2013.

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

Depreciation of premises and equipment is provided over the estimated useful lives of the related assets on the straight-line method for financial statement purposes and on a combination of straight-line and accelerated methods for income tax purposes. Estimated lives are 10 to 40 years for buildings, building components and improvements; 5 to 10 years for furniture, fixtures and equipment; and 3 years for computers.

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

The changes in the components of the Company's accumulated other comprehensive loss, net of income taxes, are presented as follows:

	Year Ended December 31, 2013
	Beginning	OCI Before	Amount	Net	Ending
(dollars in thousands)	Balance	Reclassification	Reclassified	OCI	Balance

Unrealized gain (loss) on securities	$1,879	$(4,288)	$(543)	$(4,831)	$(2,952)
Benefit plan liability	(4,946)	647	(122)	525	(4,421)
Accumulated other comprehensive loss, net of tax	$(3,067)	$(3,641)	$(665)	$(4,306)	$(7,373)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income Is Presented

	Year Ended
	December 31,
(dollars in thousands)	2013

Reclassification of securities gains recognized in net income	$(870)	Gain on sale of investment securities
Deferred income tax (benefit) expense	327	Income tax provision
Total reclassifications for the period	$(543)	Net of tax

Net periodic pension cost	(193)	Salaries and employee benefits
Deferred income tax benefit	71	Income tax provision
Total reclassifications for the period	$(122)	Net of tax

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

The Bank’s loss carry forward period under applicable North Carolina income tax laws is 15 years with a remaining loss carry forward period of 12 years. The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years 2011 and thereafter are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

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

Net Income Per Common Share – Where presented, basic net income per common share is the Company’s net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock shareholders, if any, divided by the weighted average number of common shares outstanding during the period. In calculating the weighted average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are committed to be released for allocation and the weighted average of unvested restricted shares are not considered outstanding until the shares vest.

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

Net income per common share has been computed based on the following:

	Year Ended December 31,
(dollars in thousands, except per share data)	2013	2012	2011

Numerator:
Net income	$1,454	$862	$1,187

Denominator:
Weighted average common shares outstanding	5,285,766	5,584,551	5,584,551
Less: Weighted average unvested restricted shares	(201,962)	-	-
Less: Weighted average unallocated ESOP shares	(392,334)	(423,721)	(443,089)
Weighted average common shares used to compute net income per common share – Basic	4,691,470	5,160,830	5,141,462
Add: Effect of dilutive securities	7,527	-	-
Weighted average common shares used to compute net income per common share – Diluted	4,698,997	5,160,830	5,141,462

Net income per common share – Basic	$0.31	$0.17	$0.23
Net income per common share – Diluted	$0.31	$0.17	$0.23

For the year ended December 31, 2013, options to purchase 459,000 shares of common stock and 215,923 restricted stock shares were excluded from the computation of net income per common share because their effect would be anti-dilutive.  There were no stock options or restricted shares outstanding for the years ended December 31, 2012 or 2011.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ASU 2013-02 – In February, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). The ASU is intended to help entities improve the transparency of changes in other comprehensive income (OCI) and items reclassified out of AOCI in their financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. Both public and nonpublic entities that report items of OCI are affected by the ASU.  ASU 2013-02 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2012.  Early adoption is permitted. The amendments in the ASU should be applied prospectively. Other than the addition of the required disclosures, the adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

Accounting Standards Update ASU 2013-11 – In July, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends the disclosures for entities with unrecognized tax benefits for which a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists as of the reporting date.  ASU 2013-11 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Retrospective application is permitted. The adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Update ASU 2014-04 – In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, amendments to Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure and clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  The amendments also outline interim and annual disclosure requirements.  ASU 2014-04 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2014.  A modified retrospective transition method or a prospective transition method when adopting this update are allowed.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

December 31, 2013

U.S. Government Sponsored Entity (GSE) and agency securities due -
Within 1 year	$321	$1	$-	$322
After 1 year but within 5 years	2,049	3	(22)	2,030
After 5 years but within 10 years	1,162	-	(65)	1,097
Asset-backed securities issued by the Small Business Administration (SBA)	29,482	234	(64)	29,652
Residential mortgage-backed securities issued by GSE’s (1)	100,230	237	(1,581)	98,886
State and local government securities due -
After 5 years but within 10 years	11,004	83	(399)	10,688
After 10 years	45,085	25	(3,169)	41,941
Mutual funds	728	-	(15)	713
Total	$190,061	$583	$(5,315)	$185,329

December 31, 2012

U.S. GSE and agency securities due -
After 1 year but within 5 years	$10,609	$232	$(16)	$10,825
After 5 years but within 10 years	1,416	6	-	1,422
Asset-backed securities issued by the SBA	69,088	1,387	(64)	70,411
Residential mortgage-backed securities issued by GSE’s (1)	105,598	1,386	(297)	106,687
State and local government securities due -
After 5 years but within 10 years	7,613	388	(6)	7,995
After 10 years	40,570	529	(442)	40,657
Mutual funds	711	28	-	739
Total	$235,605	$3,956	$(825)	$238,736

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2013 and December 31, 2012 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value

December 31, 2013

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,052	$102	$-	$1,154
Residential mortgage-backed securities issued by GSE’s (1)	765	50	-	815
State and local government securities due -
After 5 years but within 10 years	956	77	-	1,033
After 10 years	1,468	62	-	1,530
Total	$4,241	$291	$-	$4,532

December 31, 2012

U.S. GSE and agency securities due -
After 5 years but within 10 years	$1,065	$144	$-	$1,209
Residential mortgage-backed securities issued by GSE’s (1)	1,166	83	-	1,249
State and local government securities due -
After 5 years but within 10 years	951	141	-	1,092
After 10 years	1,467	165	-	1,632
Total	$4,649	$533	$-	$5,182

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2013 and December 31, 2012 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and December 31, 2012. The total number of securities with unrealized losses at December 31, 2013 and December 31, 2012 were 116 and 54, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased.  Management has the ability and intent to hold securities with unrealized losses until a recovery of the market value occurs.  Management intends to manage the Company’s liquidity so as to minimize the need to sell securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss.  The key factors considered in evaluating the mortgaged-backed and municipal securities were cash flows of the investment and the assessment of other relative economic factors, such as credit risk. In addition to the effects of higher market interest rates, the security fair values are also affected by shifts in the demand to U.S. Treasury and governmental agency bonds from non-governmental securities and municipal bonds due to market concerns. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. Management has analyzed the creditworthiness of the underlying issuers and determined it is more likely than not that the Company will collect the contractual cash flows, therefore impairment is considered to be temporary.

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses

Securities Available for Sale

US GSE and agency	$2,124	$(87)	$-	$-	$2,124	$(87)
Asset-backed SBA	5,112	(64)	-	-	5,112	(64)
Residential mortgage-backed GSE (1)	66,005	(1,430)	15,138	(151)	81,143	(1,581)
State and local government	34,621	(1,891)	15,711	(1,677)	50,332	(3,568)
Mutual funds	728	(15)	-	-	728	(15)
Temporarily impaired securities available for sale	108,590	(3,487)	30,849	(1,828)	139,439	(5,315)

Total temporarily impaired securities	$108,590	$(3,487)	$30,849	$(1,828)	$139,439	$(5,315)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2013 and December 31, 2012 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	value	losses	value	losses	value	losses
Securities Available for Sale
US GSE and agency	$1,984	$(16)	$-	$-	$1,984	$(16)
Asset-backed SBA	13,381	(63)	390	(1)	13,771	(64)
Residential mortgage backed GSE (1)	35,995	(297)	-	-	35,995	(297)
State and local government	24,018	(448)	-	-	24,018	(448)
Temporarily impaired securities available for sale	75,378	(824)	390	(1)	75,768	(825)

Total temporarily impaired securities	$75,378	$(824)	$390	$(1)	$75,768	$(825)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2013 and December 31, 2012 or during the periods then ended.

The fair value of investment securities pledged as collateral follows:

	December 31,
(in thousands)	2013	2012

Pledged to Federal Reserve Discount Window	$7,705	$3,301
Pledged to repurchase agreements for commercial customers	1,392	922

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Interest income from taxable securities	$2,254	$4,532	$4,904
Interest income from tax-exempt securities	1,370	625	284
Total interest income from securities	$3,624	$5,157	$5,188

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Proceeds from sales of securities	$64,960	$160,301	$46,444
Realized gains from sales of securities	870	3,190	1,398

3. LOANS RECEIVABLE

The composition of loans receivable by segment and class follow:

	December 31,
(in thousands)	2013	2012

Commercial:
Commercial construction and land development	$15,593	$5,161
Commercial mortgage	171,993	138,804
Commercial and industrial	14,770	11,093
Total commercial	202,356	155,058
Non-commercial:
Non-commercial construction and land development	8,759	3,729
Residential mortgage	161,437	163,571
Revolving mortgage	49,561	48,221
Consumer	27,719	17,552
Total non-commercial	247,476	233,073
Total loans receivable	449,832	388,131
Less: Deferred loan fees	(598)	(410)
Total loans receivable net of deferred loan fees	449,234	387,721
Less: Allowance for loan losses	(7,307)	(8,513)
Loans receivable, net	$441,927	$379,208

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

		Special				Total
(in thousands)	Pass	Mention	Substandard	Doubtful	Loss*	Loans

December 31, 2013

Commercial:
Commercial construction and land development	$15,236	$201	$156	$-	$-	$15,593
Commercial mortgage	148,482	22,620	891	-	-	171,993
Commercial and industrial	13,558	921	291	-	-	14,770
Total commercial	177,276	23,742	1,338	-	-	202,356
Non-commercial:
Non-commercial construction and land development	8,759	-	-	-	-	8,759
Residential mortgage	152,107	7,856	1,474	-	-	161,437
Revolving mortgage	46,257	2,711	593	-	-	49,561
Consumer	27,165	478	76	-	-	27,719
Total non-commercial	234,288	11,045	2,143	-	-	247,476
Total loans receivable	$411,564	$34,787	$3,481	$-	$-	$449,832

December 31, 2012

Commercial:
Commercial construction and land development	$4,516	$450	$195	$-	$-	$5,161
Commercial mortgage	117,046	21,231	527	-	-	138,804
Commercial and industrial	10,239	694	160	-	-	11,093
Total commercial	131,801	22,375	882	-	-	155,058
Non-commercial:
Non-commercial construction and land development	3,729	-	-	-	-	3,729
Residential mortgage	151,617	9,797	2,153	-	4	163,571
Revolving mortgage	45,140	2,294	787	-	-	48,221
Consumer	16,722	683	147	-	-	17,552
Total non-commercial	217,208	12,774	3,087	-	4	233,073
Total loans receivable	$349,009	$35,149	$3,969	$-	$4	$388,131

* Items included in the “Loss” column are fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
		90 Days			Total
(in thousands)	31-89 Days	or More	Total	Current	Loans

December 31, 2013

Commercial:
Commercial construction and land development	$-	$11	$11	$15,582	$15,593
Commercial mortgage	372	-	372	171,621	171,993
Commercial and industrial	165	79	244	14,526	14,770
Total commercial	537	90	627	201,729	202,356
Non-commercial:
Non-commercial construction and land development	-	-	-	8,759	8,759
Residential mortgage	241	549	790	160,647	161,437
Revolving mortgage	434	24	458	49,103	49,561
Consumer	300	-	300	27,419	27,719
Total non-commercial	975	573	1,548	245,928	247,476
Total loans receivable	$1,512	$663	$2,175	$447,657	$449,832

December 31, 2012

Commercial:
Commercial construction and land development	$16	$40	$56	$5,105	$5,161
Commercial mortgage	393	-	393	138,411	138,804
Commercial and industrial	135	114	249	10,844	11,093
Total commercial	544	154	698	154,360	155,058
Non-commercial:
Non-commercial construction and land development	-	-	-	3,729	3,729
Residential mortgage	875	808	1,683	161,888	163,571
Revolving mortgage	203	60	263	47,958	48,221
Consumer	492	28	520	17,032	17,552
Total non-commercial	1,570	896	2,466	230,607	233,073
Total loans receivable	$2,114	$1,050	$3,164	$384,967	$388,131

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	December 31, 2013		December 31, 2012
		Past Due		Past Due
		90 Days		90 Days
		or More		or More
		and Still		and Still
(in thousands)	Nonaccruing	Accruing	Nonaccruing	Accruing

Commercial:
Commercial construction and land development	$11	$-	$40	$-
Commercial mortgage	373	-	-	-
Commercial and industrial	139	-	114	-
Total commercial	523	-	154	-
Non-commercial:
Residential mortgage	549	-	808	-
Revolving mortgage	116	-	155	-
Consumer	9	-	34	-
Total non-commercial	674	-	997	-
Total loans receivable	$1,197	$-	$1,151	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $14.2 million and $13.3 million at December 31, 2013 and December 31, 2012, respectively.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

		Non-
(in thousands)	Commercial	Commercial	Total

Year Ended December 31, 2013

Balance at beginning of period	$4,860	$3,653	$8,513
Recovery of loan losses	(299)	(382)	(681)
Charge-offs	(48)	(582)	(630)
Recoveries	47	58	105
Balance at end of period	$4,560	$2,747	$7,307

Year Ended December 31, 2012

Balance at beginning of period	$6,625	$4,002	$10,627
Provision for loan losses	1,661	39	1,700
Charge-offs	(3,447)	(548)	(3,995)
Recoveries	21	160	181
Balance at end of period	$4,860	$3,653	$8,513

Year Ended December 31, 2011

Balance at beginning of period	$7,658	$5,018	$12,676
Provision for loan losses	2,906	879	3,785
Charge-offs	(4,033)	(2,101)	(6,134)
Recoveries	94	206	300
Balance at end of period	$6,625	$4,002	$10,627

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The ending balances of loans and the related allowance, by segment and class, follows:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	Individually			Individually
	Evaluated	Loans		Evaluated	Loans
	for	Collectively		for	Collectively
(in thousands)	Impairment	Evaluated	Total	Impairment	Evaluated	Total

December 31, 2013

Commercial:
Commercial construction and land development	$8	$828	$836	$150	$15,443	$15,593
Commercial mortgage	617	2,576	3,193	4,075	167,918	171,993
Commercial and industrial	81	450	531	307	14,463	14,770
Total commercial	706	3,854	4,560	4,532	197,824	202,356
Non-commercial:
Non-commercial construction and land development	-	366	366	-	8,759	8,759
Residential mortgage	100	974	1,074	2,995	158,442	161,437
Revolving mortgage	114	720	834	346	49,215	49,561
Consumer	-	473	473	-	27,719	27,719
Total non-commercial	214	2,533	2,747	3,341	244,135	247,476
Total loans receivable	$920	$6,387	$7,307	$7,873	$441,959	$449,832

December 31, 2012

Commercial:
Commercial construction and land development	$14	$146	$160	$184	$4,977	$5,161
Commercial mortgage	633	3,477	4,110	3,673	135,131	138,804
Commercial and industrial	84	506	590	375	10,718	11,093
Total commercial	731	4,129	4,860	4,232	150,826	155,058
Non-commercial:
Non-commercial construction and land development	-	243	243	-	3,729	3,729
Residential mortgage	150	1,691	1,841	2,836	160,735	163,571
Revolving mortgage	114	1,009	1,123	208	48,013	48,221
Consumer	-	446	446	-	17,552	17,552
Total non-commercial	264	3,389	3,653	3,044	230,029	233,073
Total loans receivable	$995	$7,518	$8,513	$7,276	$380,855	$388,131

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follows:

		Recorded Investment
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
(in thousands)	Balance	Allowance	Allowance	Total	Allowance

December 31, 2013

Commercial:
Commercial construction and land development	$155	$138	$11	$149	$8
Commercial mortgage	4,100	3,468	607	4,075	617
Commercial and industrial	692	210	97	307	81
Total commercial	4,947	3,816	715	4,531	706
Non-commercial:
Residential mortgage	3,138	1,272	1,724	2,996	100
Revolving mortgage	350	346	-	346	114
Total non-commercial	3,488	1,618	1,724	3,342	214
Total impaired loans	$8,435	$5,434	$2,439	$7,873	$920

December 31, 2012

Commercial:
Commercial construction and land development	$225	$144	$40	$184	$14
Commercial mortgage	3,673	3,146	527	3,673	633
Commercial and industrial	748	249	126	375	84
Total commercial	4,646	3,539	693	4,232	731
Non-commercial:
Residential mortgage	2,978	1,747	1,089	2,836	150
Revolving mortgage	211	208	-	208	114
Total non-commercial	3,189	1,955	1,089	3,044	264
Total impaired loans	$7,835	$5,494	$1,782	$7,276	$995

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Year Ended December 31,
	2013		2012		2011
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$145	$7	$12,496	$3	$16,668	$303
Commercial mortgage	3,959	182	4,422	118	4,108	78
Commercial and industrial	336	7	363	1	1,114	11
Total commercial	4,440	196	17,281	122	21,890	392
Non-commercial:
Non-commercial construction and land development	-	-	19	-	2,308	63
Residential mortgage	2,941	103	3,520	101	5,655	141
Revolving mortgage	252	7	305	8	154	-
Total non-commercial	3,193	110	3,844	109	8,117	204
Total loans receivable	$7,633	$306	$21,125	$231	$30,007	$596

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The payment terms on three loans were extended during the year ended December 31, 2013 and the Bank reduced the interest rate below market levels on three loans during the year ended December 31, 2013.  The payment terms on two loans were extended during the year ended December 31, 2012, and the Bank reduced the interest rate below market levels on three loans during the year ended December 31, 2012.

	Year Ended December 31, 2013			Year Ended December 31, 2012
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment

Below market interest rate
Commercial:
Commercial mortgage	1	$378	$372	-	$-	$-
Total commercial	1	378	372	-	-	-
Non-commercial:
Residential mortgage	2	147	144	3	897	893
Total non-commercial	2	147	144	3	897	893
Total	3	$525	$516	3	$897	$893

Extended payment terms
Commercial:
Commercial construction and land development	-	$-	$-	1	$234	$-
Commercial mortgage	1	89	89	1	3,196	3,146
Commercial and industrial	1	60	60	-	-	-
Total commercial	2	149	149	2	3,430	3,146
Non-commercial:
Residential mortgage	1	69	69	-	-	-
Total non-commercial	1	69	69	-	-	-
Total	3	$218	$218	2	$3,430	$3,146

Total	6	$743	$734	5	$4,327	$4,039

The following table presents loans that were modified as TDRs within the years ended December 31, 2013 and 2012 that stopped performing in accordance with their modified terms during the periods indicated. During the year ended December 31, 2013, no loans went into default that were modified as a TDR within the preceding 12 months.  During the year ended December 31, 2012, one loan modified as a TDR stopped performing and its collateral was moved into foreclosed properties.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

	Year Ended		Year Ended
	December 31, 2013		December 31, 2012
	Number		Number
	of	Recorded	of	Recorded
(dollars in thousands)	Loans	Investment	Loans	Investment
Extended payment terms
Commercial:
Commercial construction and land development	-	$-	1	$-
Total commercial	-	-	1	-
Total	-	$-	1	$-

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

The Bank’s loans that were considered to be troubled debt restructurings follow:

	December 31,
(in thousands)	2013	2012

Nonperforming restructured loans	$519	$114
Performing restructured loans	5,255	5,065
Total	$5,774	$5,179

5. PREMISES AND EQUIPMENT

A summary of Bank premises and equipment, and related depreciation expense, follows:

	December 31,
(in thousands)	2013	2012

Land	$3,395	$3,395
Office buildings and improvements	15,436	15,409
Furniture, fixtures, equipment and auto	7,779	7,684
Total	26,610	26,488
Less - accumulated depreciation	(14,117)	(13,182)
Premises and equipment, net	$12,493	$13,306

	Year Ended December 31,
(in thousands)	2013	2012	2011

Depreciation expense	$1,072	$1,192	$1,225

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEPOSIT ACCOUNTS

The Bank’s deposit accounts are summarized as follows:

	December 31,
(in thousands)	2013	2012

Noninterest-bearing demand accounts	$74,019	$65,295
NOW accounts	142,434	141,276
Money market accounts	154,545	152,838
Savings accounts	34,724	29,686
Certificate accounts	167,064	189,204
Total deposits	$572,786	$578,299

The scheduled maturities of certificate of deposit accounts follow:

	December 31,
(in thousands)	2013	2012

2013	$-	$98,815
2014	94,788	48,059
2015	45,332	33,016
2016	18,166	4,657
2017	7,444	4,657
2018	1,334	-
Total	$167,064	$189,204

Additional certificate of deposit information (amounts included in the preceding tables)
Aggregate certificate of deposit accounts of $100,000 or more	$49,099	$58,338
Brokered certificate of deposit accounts	$26,394	$16,376

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OVERNIGHT AND SHORT-TERM BORROWINGS

Overnight and short-term borrowings follow:

	December 31,
(in thousands)	2013	2012

Securities sold under agreements to repurchase	$787	$411
Total overnight and short-term borrowings	$787	$411

Total available credit under federal funds borrowing agreements	$62,820	$49,636

The Bank has a federal funds borrowing agreement with the Federal Reserve Bank whereby any borrowings under the agreement are secured by qualifying assets pledged by the Bank.

8. ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank has established a line of credit borrowing arrangement with the FHLB of Atlanta. Available credit under this commitment was $50.8 million at December 31, 2013 and $56.3 million at December 31, 2012. All qualifying residential mortgages and FHLB stock are pledged as collateral to secure FHLB advances.

Maturities, conversion dates, and interest rates on outstanding FHLB of Atlanta advances follow:

(dollars in thousands)
	Date Convertible by	Interest	December 31,
Maturity Date	FHLB to Variable Rate	Rate	2013	2012

March 13, 2017	March 13, 2014 (1)	4.09%	$10,000	$10,000
March 13, 2017	March 13, 2014 (1)	4.20%	10,000	10,000
March 20, 2017	March 20, 2014 (1)	3.99%	10,000	10,000
September 11, 2017	March 11, 2014 (1)	3.45%	10,000	10,000
September 17, 2018	n/a	3.65%	10,000	10,000
Total FHLB advances			$50,000	$50,000

(1)	FHLB has the option to convert the advance to a variable rate each quarter until maturity.

If the FHLB of Atlanta exercises its conversion option, the Bank can accept the new terms or repay the advance without any prepayment penalty. These advance agreements also contain prepayment penalty provisions for early repayments if current advance rates are lower than the interest rates on the advances being repaid.

The Bank had outstanding irrevocable letters of credit totaling $2.0 million from the FHLB of Atlanta at both December 31, 2013 and December 31, 2012 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions, to the extent required by law.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

Components of the income tax provision follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Current:
Federal	$321	$25	$126
Total current expense	321	25	126
Deferred:
Federal	166	172	337
State	138	105	125
Total deferred expense	304	277	462
Total income tax provision (benefit)	$625	$302	$588

Increases (decreases) in deferred tax assets (liabilities) allocated to other comprehensive income related to:
Unrealized (gains) losses on securities available for sale	$3,032	$547	$(2,099)
Qualified and non-qualified pension plan liability adjustments	(437)	575	525
Total	$2,595	$1,122	$(1,574)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

The approximate tax effects of each type of temporary difference that gave rise to the Bank’s deferred income tax assets and liabilities follows:

	December 31,
(in thousands)	2013	2012

Deferred tax assets relating to:
Deferred loan fees	$225	$158
Deferred compensation	517	418
Non-accrual interest, book versus tax	17	9
Accrued vacation	204	219
Allowance for loan losses	2,750	3,282
Pension liabilities and prepayments	2,667	3,103
Equity incentive plans	320	-
Net operating/net economic loss carry forward	412	1,150
Loss reserve on foreclosed real estate	1,344	1,201
Deferred gain on sale of foreclosed real estate	4	4
Unrealized loss on securities available for sale	1,781	-
Other	351	152
Total deferred tax assets	10,592	9,696

Deferred tax liabilities relating to:
Original issue discount - loan fees	(562)	(531)
Property	(153)	(300)
Pension liabilities and prepayments	(1,201)	(1,287)
FHLB stock	(743)	(761)
Unrealized gain on securities available for sale	-	(1,253)
Other	(192)	(114)
Total deferred tax liabilities	(2,851)	(4,246)
Net recorded deferred tax assets	$7,741	$5,450

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

Income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes differs from the actual income tax provision because of the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Income tax provision at statutory rate	$707	$396	$604
Increase in income taxes resulting from:
Tax exempt interest income, net of disallowed interest expense	(459)	(211)	(109)
State taxes, net of federal effect	100	69	82
Deferred tax revaluation from reduction in state tax rate	138	-	-
ESOP fair market value adjustment	73	42	4
Incentive stock options	60	-	-
Other, net	6	6	7
Total	$625	$302	$588

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

10. REGULATORY CAPITAL REQUIREMENTS

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

As of December 31, 2013, the most recent regulatory reporting period, the Bank was well capitalized under the current regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I leverage ratio, and Tier I risk adjusted capital as set forth in the table below.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REGULATORY CAPITAL REQUIREMENTS (Continued)

The following tables set forth actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
			Minimum for Capital		Minimum to Be
	Actual		Adequacy Purposes		Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

December 31, 2013
Tier I leverage capital	$107,275	14.35%	$29,904	4.00%	$37,380	5.00%
Tier I risk-based capital	107,275	24.14%	17,776	4.00%	26,664	6.00%
Total risk-based capital	112,852	25.39%	35,552	8.00%	44,440	10.00%

December 31, 2012
Tier I leverage capital	$112,508	14.69%	$30,632	4.00%	$38,290	5.00%
Tier I risk-based capital	112,508	27.72%	16,237	4.00%	24,356	6.00%
Total risk-based capital	117,638	28.98%	32,475	8.00%	40,594	10.00%

Asheville Savings Bank, S.S.B.

December 31, 2013
Tier I leverage capital	$93,441	12.67%	$29,489	4.00%	$36,861	5.00%
Tier I risk-based capital	93,441	21.07%	17,737	4.00%	26,605	6.00%
Total risk-based capital	99,006	22.33%	35,474	8.00%	44,342	10.00%
NC Savings Bank capital	100,748	13.92%	36,184	5.00%	n/a	n/a

December 31, 2012
Tier I leverage capital	$90,388	12.06%	$29,983	4.00%	$37,479	5.00%
Tier I risk-based capital	90,388	22.35%	16,174	4.00%	24,262	6.00%
Total risk-based capital	95,498	23.62%	32,349	8.00%	40,436	10.00%
NC Savings Bank capital	98,914	13.48%	36,680	5.00%	n/a	n/a

A reconciliation of GAAP equity and regulatory capital amounts follows:

	ASB Bancorp		Asheville Savings Bank
	December 31,		December 31,
(in thousands)	2013	2012	2013	2012

Total GAAP equity	$101,088	$111,529	$87,279	$89,372
Accumulated other comprehensive income, net of tax	7,373	3,067	7,348	3,104
Disallowed deferred tax assets	(1,186)	(2,088)	(1,186)	(2,088)
Tier I capital	107,275	112,508	93,441	90,388
Unrealized gains on available for sale equity securities	-	13	-	13
Allowable portion of allowance for loan losses	5,577	5,117	5,565	5,097
Total risk-based capital	$112,852	$117,638	99,006	95,498
Disallowed portion of allowance for loan losses	n/a	n/a	1,742	3,416
NC Savings Bank capital	n/a	n/a	$100,748	$98,914

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REGULATORY CAPITAL REQUIREMENTS (Continued)

Liquidation Accounts –  In connection with the Bank’s 2011 conversion from the mutual to the stock form of organization, liquidation accounts were established by the Company and the Bank for the benefit of eligible account holders and supplemental eligible account holders (collectively, “eligible depositors”) of the Bank as defined in the Bank’s Amended and Restated Plan of Conversion (the “Plan of Conversion”). Each eligible depositor will have a pro rata interest in the liquidation accounts for each of his or her deposit accounts based upon the proportion that the balance of each such account bears to the balance of all deposit accounts of the Bank as of the dates defined in the Plan of Conversion. The liquidation accounts will be maintained for the benefit of eligible depositors who continue to maintain their deposit accounts in the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the unlikely event of a complete liquidation of the Bank or the Company or both, and only in such event, eligible depositors who continue to maintain accounts will be entitled to receive a distribution from the liquidation accounts before any liquidation may be made with respect to common stock. Neither the Company nor the Bank may declare or pay a cash dividend if the effect thereof would cause its equity to be reduced below either the amount required for the liquidation accounts or the regulatory capital requirements imposed by the Company’s or the Bank’s regulators.

11. BENEFIT PLANS

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

Effective December 17, 2013, the Board of Directors amended the Bank’s Qualified and Non-qualified Pension Plans (the “Plans”) to adopt a technical amendment required by IRS regulations that place restrictions on forms of payment and benefit accruals in the event the “adjusted funding target attainment percentage” (or “AFTAP”) of the Pension Plan is ever less than 80%.

Effective March 31, 2013, the Board of Directors amended the Bank’s Plans to curtail or eliminate benefits under the plans for services to be performed in future periods.  During the year ended December 31, 2013, pension expense was decreased by a $499,000 one-time credit recognized in the first quarter of 2013 that resulted from the curtailment of benefits for future services.

Effective January 1, 2010, the Board of Directors amended the Bank’s Plans to reduce the projected benefit obligations under the plans for services to be performed in future periods.

Effective December 31, 2009, benefits under the Bank’s Plans were reduced with respect to existing employees and no new participants were allowed to enter the Plans after the effective date.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The following tables set forth the status of both the Qualified and the Non-qualified Pension Plans using measurement dates of December 31, 2013 and 2012:

	Non-qualified		Qualified
(in thousands)	2013	2012	2013	2012

Change in Benefit Obligation
Projected benefit obligation at beginning of year	$1,325	$1,196	$21,549	$18,772
Service cost	-	3	-	135
Interest cost	51	54	922	946
Actuarial loss (gain)	(115)	140	(2,092)	2,312
Benefits paid	(70)	(68)	(680)	(616)
Projected benefit obligation at end of year	$1,191	$1,325	$19,699	$21,549

Change in Plan Assets
Fair value of plan assets at beginning of year	$-	$-	$18,157	$17,197
Actual return (loss) on plan assets	-	-	(466)	1,431
Employer contribution	70	68	-	145
Benefits paid	(70)	(68)	(680)	(616)
Fair value of plan assets at end of year	$-	$-	$17,011	$18,157

	Non-qualified		Qualified
(in thousands)	2013	2012	2013	2012

Net Amount Recognized
Funded status	$(1,191)	$(1,324)	$(2,688)	$(3,393)
Unrecognized net actuarial loss	339	495	6,748	8,053
Unrecognized prior service credit	-	(34)	-	(465)
Net amount recognized	$(852)	$(863)	$4,060	$4,195

Amounts Recognized in Balance Sheets
Pension obligation	$(1,191)	$(1,324)	$(2,688)	$(3,393)

Amounts Recognized in Accumulated
Other Comprehensive Income
Net actuarial loss	$339	$495	$6,748	$8,053
Prior service credit	-	(34)	-	(465)
Accumulated other comprehensive loss	$339	$461	$6,748	$7,588

Expected to be Amortized from Accumulated Other
Comprehensive Income Over Next Twelve Months
Net actuarial loss	$28	$37	$536	$621
Prior service credit	-	(11)	-	(66)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Year Ended December 31,
(in thousands)	2013	2012	2011

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$-	$3	$5
Interest cost	51	54	58
Amortization of prior service credit	-	(11)	(11)
Amortization of net loss	41	18	22
Curtailment credit	(34)	-	-
Net periodic benefit cost	$58	$64	$74

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$-	$135	$169
Interest cost	922	946	922
Expected return on plan assets	(979)	(932)	(933)
Amortization of prior service credit	-	(66)	(66)
Amortization of net loss	657	519	396
Curtailment credit	(465)	-	-
Net periodic benefit cost	$135	$602	$488

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

	Non-qualified		Qualified
(in thousands)	2013	2012	2013	2012

Additional Information

Accumulated benefit obligation	$1,191	$1,322	$19,699	$21,470
Increase in minimum liability included in other comprehensive income	$-	$-	$-	$-

Assumptions used in accounting for the defined benefit plans follow:

	Non-qualified		Qualified
	2013	2012	2013	2012

Weighted Average Assumptions Used to Determine Benefit Obligations at Year-End

Discount rate	4.86%	3.98%	5.11%	4.34%
Expected long-term return on plan assets	n/a	n/a	5.88%	5.50%
Rate of compensation increase	n/a	3.50%	n/a	3.50%

Weighted Average Assumptions Used to Determine Net Period Benefit Cost for the Year

Discount rate	3.98%	4.91%	4.34%	5.11%
Expected long-term return on plan assets	n/a	n/a	5.50%	5.50%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

	Qualified
	2013	2012
Asset Allocation

Actual Percentage of Plan Assets
Equity securities	21%	0%
Debt securities	79%	100%
Total	100%	100%
Target Allocation
Equity securities	20%	20%
Debt securities	80%	80%
Total	100%	100%

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Investment Policy and Strategy – Qualified Plan
The policy, as established by the Pension Committee, is to provide for preservation of capital by investing assets per the target allocations stated above, which has been established to achieve the long-term goal of creating a level of performance correlation between the plan’s liabilities and the assets that are gained. The assets will be reallocated dynamically, in accordance with the adopted glide path allocations as the estimated plan fund percentage improves. The investment policy will be reviewed on a quarterly basis, under the advisement of a certified investment advisor, to determine if the policy should be changed.

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

Cash Flows
The expected contribution to the Non-qualified Plan for the year ending December 31, 2014 is $70,178. The Bank does not expect to make a Qualified Plan contribution in 2014.

The following benefit payments reflecting expected future service are expected to be paid as follows:

	Non-
(in thousands)	Qualified	Qualified
Fiscal Year Ending December 31,
2014	$70	$841
2015	70	882
2016	70	918
2017	70	981
2018	70	1,028
2019 – 2023	401	5,783

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

Matching contributions to the Bank’s defined contribution plan under Section 401(k) of the Internal Revenue Code were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Contributions to defined contribution plan	$221	$209	$190

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Deferred Compensation Plan – The Bank has adopted a non-qualified Directors and Officers Deferral Plan (the “D&O Plan”) under which designated executive officers and directors can defer compensation and board/committee meeting fees into the D&O Plan which contains certain investment elections approved by the Bank’s Compensation Committee and selected by the D&O Plan’s Participants, including the option to invest in the Company’s common stock. All D&O Plan Participants are 100% vested in their account balances at all times. Executive officers must first maximize their participation in the Bank’s qualified 401K Plan and can defer no less than five percent (5%) of compensation. No Participant may defer more than one hundred percent (100%) of fees and compensation. The Bank may, at its discretion, make matching contributions to the D&O Plan but has heretofore not elected to do so. The D&O Plan has been amended to comply with Section 409A of the Internal Revenue Code. The Bank’s assets under the D&O Plan equal its liabilities, which were $1,375,000 at December 31, 2013 and $1,081,000 at December 31, 2012.

Stock-Based Deferral Plan – The Bank adopted a non-qualified Stock-Based Deferral Plan to facilitate the investment of D&O Plan funds in the Company’s common stock as elected by D&O Plan participants.

Employee Stock Ownership Plan – In conjunction with the initial public offering, the Company established an ESOP to provide eligible employees the opportunity to own Company stock. The Company provided a loan to the ESOP in the amount of $4,468,000, which was used to purchase 446,764 shares of the Company’s common stock at a price of $10.00 per share in the Company’s initial public offering. The loan had a fixed interest rate of 3.25% and provided for annual payments of interest and principal over the 15 year term of the loan.

At December 31, 2013, the remaining principal balance on the ESOP debt is payable as follows:

(in thousands)	Amount
Principal amounts due on December 31,
2014	$270
2015	279
2016	288
2017	298
2018	307
Thereafter	2,450
Total	$3,892

The Bank committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a suspense account until released for allocation to the participants, as principal and interest payments are made by the ESOP to the Company.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Shares held by the ESOP include the following:

	December 31,
(dollars in thousands)	2013	2012

Allocated ESOP shares	38,737	7,350
ESOP shares committed to be released	31,387	31,387
Unallocated ESOP shares	376,640	408,027
Total ESOP shares	446,764	446,764

Fair value of unallocated ESOP shares	$6,497	$6,251

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP was as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
ESOP expense	$529	$439	$86

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

Share-based compensation expense related to restricted stock and stock options recognized for the year ended December 31, 2013 was $1.0 million.

The table below presents restricted stock award activity for the year ended December 31, 2013:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted shares at December 31, 2012	-	$-
Granted	223,382	15.71
Vested	-	-
Forfeited	-	-
Unvested restricted shares at December 31, 2013	223,382	$15.71

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

At December 31, 2013, unrecognized compensation expense adjusted for expected forfeitures was $2.5 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 4.10 years at December 31, 2013. No restricted stock awards were vested at December 31, 2013.

The table below presents stock option award activity for the year ended December 31, 2013:

(dollars in thousands, except per share data)	Stock Options Available for Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	558,455	-	$-
Granted	(467,000)	467,000	15.71	10.00
Exercised	-	-	-
Forfeited	8,000	(8,000)	15.71
Expired	-	-	-
Balance at December 31, 2013	99,455	459,000	$15.71	9.10	$706
Options exercisable at December 31, 2013		-	$-		$-

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.  The Company granted 467,000 options during the year ended December 31, 2013 with a fair value of $4.79 per option.  The risk-free interest rate is based on a U.S. Treasury instrument with a life that is similar to the expected life of the option grant.  The expected term of the options is based on a calculated average life using the “simplified method” defined in and permitted by SEC Staff Accounting Bulletin No. 110 for newly public companies.  Because the Company is a newly public company, expected volatility is estimated based on the previous 6.5 years trading history for an aggregate of six composite indexes of U.S. Banks and Thrifts of similar size. The expected dividend yield is based upon current yield on date of grant. Expected forfeitures are estimated at 5.63% based on the Company's aggregate annual turnover rate for directors, executives and senior managers over the past 6.5 years because the Company has no forfeiture history.  The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the year ended December 31, 2013.

Year Ended
December 31, 2013
Expected life in years	6.5 years
Expected stock price volatility	27.54%
Expected dividend yield	0.00%
Risk-free interest rate	1.26%

At December 31, 2013, the Company had $1.6 million of unrecognized compensation expense related to stock options.  The period over which compensation cost related to unvested stock options was 4.10 years at December 31, 2013.  No options were vested at December 31, 2013.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	December 31,
(in thousands)	2013	2012
Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$127,411	$144,733
Commitments under standby letters of credit	76	156
Total	$127,487	$144,889

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments under these leases are as follows:

December 31,
(in thousands)	2013
2014	$362
2015	362
2016	362
2017	161
2018	61
Thereafter	490
Total	$1,798

Total rental expense related to operating leases follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Rental expense	$362	$361	$355

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

Litigation - The Bank is periodically involved in legal actions in the normal course of business. The Bank is not a party to any pending legal proceedings that the Bank's management believes would have a material adverse effect on the Bank's financial condition, results of operations, or cash flows.

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS

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

The fair value estimates presented below are based on pertinent information available to management as of December 31, 2013 and December 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

13. FAIR VALUE MEASUREMENTS (Continued)

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

13. FAIR VALUE MEASUREMENTS (Continued)

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount in Balance Sheet

December 31, 2013

Financial assets:
Cash and cash equivalents	$52,791	$-	$-	$52,791	$52,791
Securities available for sale	713	184,616	-	185,329	185,329
Securities held to maturity	-	4,532	-	4,532	4,241
Investments in FHLB stock	-	-	3,131	3,131	3,131
Loans held for sale	-	4,204	-	4,204	4,142
Loans receivable, net	-	-	443,211	443,211	441,927
Accrued interest receivable	-	-	2,527	2,527	2,527
Deferred compensation assets	1,375	-	-	1,375	1,375

Financial liabilities:
Demand deposits	-	-	405,722	405,722	405,722
Time deposits	-	-	167,255	167,255	167,064
Repurchase agreements	-	-	783	783	787
Federal Home Loan Bank Advances	-	-	54,715	54,715	50,000
Deferred compensation liabilities	1,375	-	-	1,375	1,375
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount in Balance Sheet

December 31, 2012

Financial assets:
Cash and cash equivalents	$47,390	$-	$-	$47,390	$47,390
Securities available for sale	739	237,997	-	238,736	238,736
Securities held to maturity	-	5,182	-	5,182	4,649
Investments in FHLB stock	-	-	3,429	3,429	3,429
Loans held for sale	-	9,905	-	9,905	9,759
Loans receivable, net	-	-	382,428	382,428	379,208
Accrued interest receivable	-	-	2,764	2,764	2,764
Deferred compensation assets	1,081	-	-	1,081	1,081

Financial liabilities:
Demand deposits	-	-	389,095	389,095	389,095
Time deposits	-	-	189,755	189,755	189,204
Repurchase agreements	-	-	409	409	411
Federal Home Loan Bank Advances	-	-	56,905	56,905	50,000
Deferred compensation liabilities	1,081	-	-	1,081	1,081
Accrued interest payable	-	-	127	127	127

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2013 and December 31, 2012.

(in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount in Statement of Financial Position	Assets/ Liabilities Measured at Fair Value

December 31, 2013

Securities available for sale:
U.S. GSE and agency securities	$-	$3,449	$-	$3,449	$3,449
Asset-backed SBA securities	-	29,652	-	29,652	29,652
Residential mortgage-backed securities issued by GSE’s	-	98,886	-	98,886	98,886
State and local government securities	-	52,629	-	52,629	52,629
Mutual funds	713	-	-	713	713
Total	$713	$184,616	$-	$185,329	$185,329

Defined benefit plan assets:
Cash and cash equivalents	$275	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	13,037	-	-
Equity security mutual funds	3,554	-	-
Total	$17,011	$-	$-

December 31, 2012

Securities available for sale:
U.S. GSE and agency securities	$-	$12,247	$-	$12,247	$12,247
Asset-backed SBA securities	-	70,411	-	70,411	70,411
Residential mortgage-backed securities issued by GSE’s	-	106,687	-	106,687	106,687
State and local government securities	-	48,652	-	48,652	48,652
Mutual funds	739	-	-	739	739
Total	$739	$237,997	$-	$238,736	$238,736

Defined benefit plan assets:
Cash and cash equivalents	$5,837	$-	$-
Money market mutual funds	225	-	-
Debt security mutual funds	12,095	-	-
Total	$18,157	$-	$-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

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

(in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount in Statement of Financial Position (1)	Assets/ Liabilities Measured at Value (1)

December 31, 2013

Impaired loans	$-	$-	$5,011	$5,011	$5,011
Foreclosed properties	-	-	6,044	6,044	6,044

December 31, 2012

Impaired loans	$-	$-	$4,686	$4,686	$4,686
Foreclosed properties	-	-	19,411	19,411	19,411

(1)	Properties recorded at cost and not market are excluded.

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

December 31, 2013

Impaired loans	$5,011	Discounted appraisals (2)	Collateral discounts (3)	1%-50% (14%)
Foreclosed properties	6,044	Discounted appraisals (2)	Collateral discounts (3)	0%-38% (10%)

December 31, 2012

Impaired loans	$4,686	Discounted appraisals (2)	Collateral discounts (3)	5%-50% (16%)
Foreclosed properties	19,411	Discounted appraisals (2)	Collateral discounts (3)	6%-95% (12%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following financial information pertains to ASB Bancorp, Inc. (parent company only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
(in thousands)	2013	2012

Assets
Cash on deposit with bank subsidiary	$551	$1,997
Interest-earning deposits with other financial institutions	4,969	8,345
Total cash and cash equivalents	5,520	10,342
Securities available for sale at fair value	4,176	7,576
ESOP loan receivable	3,892	4,154
Investment in bank subsidiary	87,279	89,372
Other assets	256	115
Total assets	$101,123	$111,559

Liabilities and Stockholders’ Equity
Other liabilities	$35	$30
Total liabilities	35	30
Total stockholders’ equity	101,088	111,529
Total liabilities and stockholders’ equity	$101,123	$111,559

Condensed Statements of Net Income

	Year Ended December 31,
(in thousands)	2013	2012	2011

Interest and dividend income	$246	$304	$33
Interest expense	-	-	-
Net interest income	246	304	33
Noninterest income	4	-	-
Noninterest expenses	517	516	118
Loss before income taxes and equity in undistributed income of bank subsidiary	(267)	(212)	(85)
Income tax benefit	(91)	(72)	(33)
Net loss before equity in undistributed income of bank subsidiary	(176)	(140)	(52)
Equity in undistributed income of bank subsidiary	1,630	1,002	1,239
Net income	$1,454	$862	$1,187

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011

Operating Activities
Net income	$1,454	$862	$1,187
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of bank subsidiary	(1,630)	(1,002)	(1,239)
Net amortization of premiums on securities	121	133	-
Gain on sale of securities	(4)	-	-
Increase in income tax receivable	(90)	(72)	(33)
Decrease (increase) in interest receivable	16	(25)	(6)
Net change in other assets and liabilities	(22)	49	(22)
Net cash used in operating activities	(155)	(55)	(113)

Investing Activities
Securities available for sale:
Purchases	-	(7,615)	(2,098)
Proceeds from sales	1,101	-	-
Principal repayments on mortgage-backed and asset-backed securities	2,088	2,065	-
Investment in bank subsidiary’s common stock	-	-	(28,000)
ESOP loan	-	-	(4,468)
ESOP principal payments received	262	253	61
Net cash provided by (used in) investing activities	3,451	(5,297)	(34,505)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	-	53,913
Proceeds from bank subsidiary for stock-based compensation expense	1,026	-	-
Equity incentive plan shares purchased	-	(3,601)	-
Common stock repurchased	(9,144)	-	-
Net cash provided by (used in) financing activities	(8,118)	(3,601)	53,913

Net increase (decrease) in cash and cash equivalents	(4,822)	(8,953)	19,295

Cash and cash equivalents:
Beginning of period	10,342	19,295	-
End of period	$5,520	$10,342	$19,295

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Change in unrealized gain on securities available for sale	$(90)	$79	$(18)
Change in deferred income taxes resulting from other comprehensive income	35	(32)	7

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited condensed statements of income (loss) for each of the quarters are summarized below for the periods indicated.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2013	2013	2013	2013

Interest and dividend income	$5,776	$5,751	$5,679	$5,746
Interest expense	957	1,021	1,099	1,117
Net interest income before provision for loan losses	4,819	4,730	4,580	4,629
Provision for (recovery of) loan losses	54	(863)	16	112
Net interest income after provision for (recovery of) loan losses	4,765	5,593	4,564	4,517
Noninterest income	1,756	1,868	2,522	1,888
Noninterest expenses	6,030	6,503	7,541	5,320
Income (loss) before income tax provision (benefit)	491	958	(455)	1,085
Income tax provision (benefit)	131	398	(249)	345
Net income (loss)	$360	$560	$(206)	$740

Net income (loss) per common share – Basic	$0.08	$0.12	$(0.04)	$0.15
Net income (loss) per common share – Diluted	$0.08	$0.12	$(0.04)	$0.15

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2012	2012	2012	2012

Interest and dividend income	$5,967	$6,088	$6,398	$6,539
Interest expense	1,303	1,527	1,743	1,919
Net interest income before provision for loan losses	4,664	4,561	4,655	4,620
Provision for (recovery of) loan losses	(733)	542	1,293	598
Net interest income after provision for (recovery of) loan losses	5,397	4,019	3,362	4,022
Noninterest income	3,083	2,416	1,999	1,958
Noninterest expenses	8,178	5,760	5,588	5,566
Income (loss) before income tax provision (benefit)	302	675	(227)	414
Income tax provision (benefit)	67	218	(113)	130
Net income (loss)	$235	$457	$(114)	$284

Net income (loss) per common share – Basic	$0.05	$0.09	$(0.02)	$0.06
Net income (loss) per common share – Diluted	$0.05	$0.09	$(0.02)	$0.06

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(e) of the Exchange Act during the quarter ended December 31, 2013.  In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of ASB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  ASB Bancorp, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on that assessment, ASB Bancorp, Inc.’s management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

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

/s/ SUZANNE S. DEFERIE	/s/ KIRBY A. TYNDALL
President and Chief	Executive Vice President and
Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ASB Bancorp, Inc. and Subsidiary

We have audited ASB Bancorp, Inc. and Subsidiary (the “Company”)’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ASB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ASB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2013, and our report, dated March 14, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP
Asheville, North Carolina
March 14, 2014

Item 9B.   Other Information

Not applicable.

Part III

Item 10.   Directors, Executive Officers and Corporate Governance

Board of Directors

For information relating to the directors of the Company, the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “Proxy Statement”)  is incorporated herein by reference.

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

Below is information regarding our other executive officers who are not also directors. Ages presented are as of December 31, 2013.

Kirby A. Tyndall has served as Executive Vice President and Chief Financial Officer of Asheville Savings Bank since September 2010. Mr. Tyndall was Vice President and Finance Special Projects Coordinator at Asheville Savings Bank from November 2009 to September 2010. Prior to joining Asheville Savings Bank in November 2009, Mr. Tyndall served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of Bank of Granite, located in Granite Falls, North Carolina, from June 1997 to July 2009. Age 58.

David A. Kozak has served as Executive Vice President and Chief Lending Officer of Asheville Savings Bank since July 2010. Mr. Kozak was Executive Vice President and Senior Lending Officer of Asheville Savings Bank from April 2008 to July 2010. Prior to joining Asheville Savings Bank in April 2008, Mr. Kozak served as First Vice President, Commercial Lending Manager at SunTrust Bank from December 2005 to April 2008. Age 53.

Fred A. Martin joined Asheville Savings Bank in 2006 and has served as Executive Vice President and Chief Information Officer of Asheville Savings Bank since June 2007. Prior to joining Asheville Savings Bank, Mr. Martin served as North Carolina Lead Network Engineer and Assistant Director of Information Technology for SouthTrust Bank. Age 42.

Vikki D. Bailey has served as Executive Vice President and Chief Retail Officer of Asheville Savings Bank since December 1, 2012.  Ms. Bailey was Senior Vice President and Regional Manager at Asheville Savings Bank from September 2011 to December 2012.  Prior to September 2011, Ms. Bailey served in various capacities since she joined Asheville Savings Bank in 1976.  Age 55.

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

Disclosure of Code of Ethics

For information concerning the Company’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in the Proxy Statement is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on the Company’s website at http://ir.ashevillesavingsbank.com.

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
101.0
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

Name	Title	Date

/s/ SUZANNE S. DEFERIE	President and Chief Executive Officer	March 14, 2014
Suzanne S. DeFerie	(Principal Executive Officer)

/s/ KIRBY A. TYNDALL	Executive Vice President and	March 14, 2014
Kirby A. Tyndall	Chief Financial Officer
(Principal Accounting Officer)

/s/ PATRICIA S. SMITH	Chairman of the	March 14, 2014
Patricia S. Smith	Board of Directors

/s/ JOHN B. GOULD	Vice Chairman of the	March 14, 2014
John B. Gould	Board of Directors

/s/ JOHN B. DICKSON	Director	March 14, 2014
John B. Dickson

/s/ LESLIE D. GREEN	Director	March 14, 2014
Leslie D. Green

/s/ KENNETH E. HORNOWSKI	Director	March 14, 2014
Kenneth E. Hornowski

/s/ STEPHEN P. MILLER	Director	March 14, 2014
Stephen P. Miller

/s/ WYATT S. STEVENS	Director	March 14, 2014
Wyatt S. Stevens