Form 10-Q
period 2014-03-31
ASB Bancorp Inc
filed 2014-05-09
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

There were 4,914,611 shares of Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2014.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(dollars in thousands, except par values)	2014	2013*

Assets
Cash and due from banks	$10,004	$8,996
Interest-earning deposits with banks	88,550	43,795
Total cash and cash equivalents	98,554	52,791

Securities available for sale (amortized cost of $154,430 at March 31, 2014 and $190,061 at December 31, 2013)	151,861	185,329
Securities held to maturity (estimated fair value of $4,515 at March 31, 2014 and $4,532 at December 31, 2013)	4,175	4,241
Investment in Federal Home Loan Bank stock, at cost	2,902	3,131
Loans held for sale	3,076	4,142
Loans receivable (net of deferred loan fees of $616 at March 31, 2014 and $598 at December 31, 2013)	455,434	449,234
Allowance for loan losses	(7,189)	(7,307)
Loans receivable, net	448,245	441,927

Premises and equipment, net	12,315	12,493
Foreclosed real estate	13,611	14,233
Deferred income tax assets, net	6,850	7,741
Other assets	6,500	7,007

Total assets	$748,089	$733,035

Liabilities
Noninterest-bearing deposits	$82,921	$74,019
Interest-bearing deposits	502,831	498,767
Total deposits	585,752	572,786
Overnight and short-term borrowings	831	787
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	9,559	8,374

Total liabilities	646,142	631,947

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 4,964,611 shares issued at March 31, 2014 and 5,040,057 shares issued at December 31, 2013	50	50
Additional paid-in capital	44,404	46,097
Retained earnings	70,428	70,024
Accumulated other comprehensive loss, net of tax	(6,023)	(7,373)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,689)	(3,766)
Unearned equity incentive plan shares	(2,880)	(3,601)
Stock-based deferral plan shares	(343)	(343)

Total stockholders’ equity	101,947	101,088

Total liabilities and stockholders’ equity	$748,089	$733,035

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2014	2013

Interest and dividend income
Loans, including fees	$4,922	$4,600
Securities	736	1,085
Other earning assets	83	61

Total interest and dividend income	5,741	5,746

Interest expense
Deposits	403	632
Overnight and short-term borrowings	-	1
Federal Home Loan Bank advances	484	484

Total interest expense	887	1,117

Net interest income	4,854	4,629

Provision for (recovery of) loan losses	(68)	112

Net interest income after provision for (recovery of) loan losses	4,922	4,517

Noninterest income
Mortgage banking income	220	588
Deposit and other service charge income	586	631
Income from debit card services	374	355
Gain (loss) on sale of investment securities	114	(7)
Other noninterest income	162	321

Total noninterest income	1,456	1,888

Noninterest expenses
Salaries and employee benefits	3,298	2,687
Occupancy expense, net	487	535
Foreclosed property expenses	150	166
Data processing fees	648	652
Federal deposit insurance premiums	133	156
Advertising	101	131
Professional and outside services	178	199
Other noninterest expenses	865	794

Total noninterest expenses	5,860	5,320

Income before income tax provision	518	1,085

Income tax provision	114	345

Net income	$404	$740

Net income per common share – Basic	$0.09	$0.15
Net income per common share – Diluted	$0.09	$0.15

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Comprehensive Income
Net income	$404	$740
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities losses (gains) recognized in net income	(114)	7
Deferred income tax benefit (expense)	43	(2)
Gains (losses) arising during the period	2,277	(865)
Deferred income tax benefit (expense)	(856)	346
Unrealized holding gains (losses) adjustment, net of tax	1,350	(514)

Defined Benefit Pension Plans:
Net periodic pension cost (benefit)	141	(335)
Net pension gain (loss)	(141)	335
Defined benefit pension plan adjustment, net of tax	-	-

Total other comprehensive income (loss)	1,350	(514)

Comprehensive income	$1,754	$226

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Three Months Ended
(dollars in thousands)	March 31, 2014

Common stock
December 31, 2013	$50
March 31, 2014	$50

Additional paid-in capital
December 31, 2013	$46,097
Repurchase of common stock	(1,334)
ESOP shares allocated	59
Stock-based compensation expense	277
Vesting of restricted stock	(721)
Tax benefit from exercise/vesting of stock awards	26
March 31, 2014	$44,404

Retained earnings
December 31, 2013	$70,024
Net income	404
March 31, 2014	$70,428

Accumulated other comprehensive income (loss), net of tax
December 31, 2013	$(7,373)
Other comprehensive income	1,350
March 31, 2014	$(6,023)

Unearned ESOP shares
December 31, 2013	$(3,766)
ESOP shares allocated	77
March 31, 2014	$(3,689)

Unearned equity incentive plan shares
December 31, 2013	$(3,601)
Vesting of restricted stock	721
March 31, 2014	$(2,880)

Stock-based deferral plan shares
December 31, 2013	$(343)
March 31, 2014	$(343)

Total stockholders’ equity
December 31, 2013	$101,088
Repurchase of common stock	(1,334)
Net income	404
Other comprehensive income	1,350
ESOP shares allocated	136
Stock-based compensation expense	277
Tax benefit from exercise/vesting of stock awards	26
March 31, 2014	$101,947

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Operating Activities
Net income	$404	$740
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(68)	112
Provision for loss on foreclosed properties	19	59
Depreciation	234	290
Loss (gain) on sale of foreclosed real estate	25	(65)
Deferred income tax expense	78	351
Net amortization of premiums on securities	949	1,381
Loss (gain) on sale of investment securities	(114)	7
Net accretion of deferred fees on loans	(19)	(27)
Mortgage loans originated for sale	(9,983)	(34,577)
Proceeds from sale of mortgage loans	11,269	33,321
Gain on sale of mortgage loans	(220)	(588)
ESOP compensation expense	136	128
Stock-based compensation expense	277	164
Excess tax benefits from equity awards	(26)	-
Decrease in income tax receivable	52	9
Decrease in interest receivable	370	163
Net change in other assets and liabilities	1,296	469

Net cash provided by operating activities	4,679	1,937

Investing Activities
Purchases of securities available for sale	(4)	(32,324)
Proceeds from sales of securities available for sale	29,905	20,950
Proceeds from maturities and/or calls of securities available for sale	-	1,000
Principal repayments on mortgage-backed and asset-backed securities	4,961	10,893
Redemption of FHLB stock	229	298
Net increase in loans receivable	(6,383)	(7,904)
Additions to foreclosed real estate	(263)	(5)
Net proceeds from sales of foreclosed real estate	993	1,334
Purchases of premises and equipment	(56)	(168)
Net cash provided by (used in) investing activities	29,382	(5,926)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Financing Activities
Net increase in deposits	$12,966	$11,327
Net proceeds from repurchase agreements	44	207
Excess tax benefits from equity awards	26	-
Common stock repurchased	(1,334)	(4,614)

Net cash provided by financing activities	11,702	6,920

Net increase in cash and cash equivalents	45,763	2,931
Cash and cash equivalents at beginning of period	52,791	47,390

Cash and cash equivalents at end of period	$98,554	$50,321

SUPPLEMENTAL DISCLOSURES:
Cash paid for:
Interest on deposits, advances and other borrowings	$898	$1,119

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$152	$40
Security purchases in the process of settlement	623	248
Increase (decrease) in unrealized gains and losses on securities available for sale	2,163	(858)
Increase (decrease) in deferred income taxes resulting from other comprehensive income	(813)	344

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP. The results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period.

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

Methodology change – The Bank made no changes to its allowance methodology in the first quarter of 2014 or in 2013.

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

Charge-offs of loans in the commercial loan segment are recognized when the uncollectibility of the loan balance and the inability to recover sufficient value from the sale of any collateral securing the loan is confirmed. The uncollectibility of the loan balance is evidenced by the inability of the commercial borrower to generate cash flows sufficient to repay the loan as agreed causing the loan to become delinquent. For collateral dependent commercial loans, the Bank determines the fair value of the collateral based onappraisals, current market conditions, and estimated costs to sell the collateral. For collateral dependent commercial loans where the loan balance, including any accrued interest, net deferred fees or costs, and unamortized premiums or discounts, exceeds the fair value of the collateral securing the loan, the deficiency is identified as unrecoverable, is deemed to be a confirmed loss, and is charged off.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

	Three Months Ended March 31, 2014
	Beginning	OCI Before	Amount	Net	Ending
(dollars in thousands)	Balance	Reclassification	Reclassified	OCI	Balance

Unrealized loss on securities	$(2,952)	$1,421	$(71)	$1,350	$(1,602)
Benefit plan liability	(4,421)	(88)	88	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$1,333	$17	$1,350	$(6,023)

	Three Months Ended March 31, 2013
	Beginning	OCI Before	Amount	Net	Ending
(dollars in thousands)	Balance	Reclassification	Reclassified	OCI	Balance

Unrealized gain on securities	$1,879	$(519)	$5	$(514)	$1,365
Benefit plan liability	(4,946)	221	(221)	-	(4,946)
Accumulated other comprehensive loss, net of tax	$(3,067)	$(298)	$(216)	$(514)	$(3,581)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

	Amount Reclassified
Details about Accumulated Other	from Accumulated Other		Affected Line Item in the Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented
	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
(dollars in thousands)	2014	2013

Reclassification of securities losses (gains) recognized in net income	$(114)	$7	(Gain) loss on sale of investment securities
Deferred income tax (benefit) expense	43	(2)	Income tax provision
Total reclassifications for the period	$(71)	$5	Net of tax

Net periodic pension cost (benefit)	$141	$(335)	Salaries and employee benefits
Deferred income tax (benefit) expense	(53)	114	Income tax provision
Total reclassifications for the period	$88	$(221)	Net of tax

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan during the first quarter of 2013 to key officers and outside directors and in the first quarter of 2014 to key officers.  The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2014	2013

Numerator:
Net income	$404	$740

Denominator:
Weighted average common shares outstanding	5,029,651	5,461,607
Less: Weighted average unvested restricted shares	(195,360)	(136,511)
Less: Weighted average unallocated ESOP shares	(372,770)	(404,157)
Weighted average common shares used to compute net income per common share – Basic	4,461,521	4,920,939
Add: Effect of dilutive securities	32,096	198
Weighted average common shares used to compute net income per common share – Diluted	4,493,617	4,921,137

Net income per common share – Basic	$0.09	$0.15
Net income per common share – Diluted	$0.09	$0.15

For the three months ended March 31, 2014, options to purchase 468,048 shares of common stock and 147,162 restricted shares were excluded from the computation of net income per common share because their effect would be anti-dilutive.  For the three months ended March 31, 2013, options to purchase 458,802 shares of common stock and 223,382 restricted stock shares were excluded from the computation of net income per common share because their effect would be anti-dilutive.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ASU 2013-11 – In July, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends the disclosures for entities with unrecognized tax benefits for which a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists as of the reporting date.  ASU 2013-11 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Retrospective application is permitted. The adoption of the new guidance did not have a significant impact on the Company's consolidated financial statements.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2014

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$302	$1	$-	$303
After 1 year but within 5 years	1,046	-	(17)	1,029
After 5 years but within 10 years	1,155	-	(51)	1,104
Asset-backed securities issued by the Small Business Administration (SBA)	25,546	91	(91)	25,546
Residential mortgage-backed securities issued by GSE’s (1)	72,299	150	(960)	71,489
State and local government securities due -
After 5 years but within 10 years	12,057	160	(214)	12,003
After 10 years	41,293	103	(1,730)	39,666
Mutual funds	732	-	(11)	721
Total	$154,430	$505	$(3,074)	$151,861

December 31, 2013

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$321	$1	$-	$322
After 1 year but within 5 years	2,049	3	(22)	2,030
After 5 years but within 10 years	1,162	-	(65)	1,097
Asset-backed securities issued by the Small Business Administration (SBA)	29,482	234	(64)	29,652
Residential mortgage-backed securities issued by GSE’s (1)	100,230	237	(1,581)	98,886
State and local government securities due -
After 5 years but within 10 years	11,004	83	(399)	10,688
After 10 years	45,085	25	(3,169)	41,941
Mutual funds	728	-	(15)	713
Total	$190,061	$583	$(5,315)	$185,329

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2014 and December 31, 2013 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type and Maturity Group	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

March 31, 2014

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,048	$87	$-	$1,135
Residential mortgage-backed securities issued by GSE’s (1)	702	48	-	750
State and local government securities due -
After 5 years but within 10 years	957	90	-	1,047
After 10 years	1,468	115	-	1,583
Total	$4,175	$340	$-	$4,515

December 31, 2013

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,052	$102	$-	$1,154
Residential mortgage-backed securities issued by GSE’s (1)	765	50	-	815
State and local government securities due -
After 5 years but within 10 years	956	77	-	1,033
After 10 years	1,468	62	-	1,530
Total	$4,241	$291	$-	$4,532

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2014 and December 31, 2013 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013. The total number of securities with unrealized losses at March 31, 2014 and December 31, 2013 were 88 and 116, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows, therefore all impairment is considered to be temporary.

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	value	losses	value	losses	value	losses

Securities Available for Sale

US GSE and agency	$2,134	$(68)	$-	$-	$2,134	$(68)
Asset-backed SBA	13,557	(56)	1,314	(35)	14,871	(91)
Residential mortgage-backed GSE (1)	36,688	(564)	18,736	(396)	55,424	(960)
State and local government	20,645	(627)	21,163	(1,317)	41,808	(1,944)
Mutual funds	732	(11)	-	-	732	(11)
Total temporarily impaired securities	$73,756	$(1,326)	$41,213	$(1,748)	$114,969	$(3,074)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2014 and December 31, 2013 or during the three- and twelve-month periods, respectively, then ended.

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

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2014 and December 31, 2013 or during the three- and twelve-month periods, respectively, then ended.

Investment securities pledged as collateral follow:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Pledged to Federal Reserve Discount Window	$7,200	$7,705
Pledged to repurchase agreements for commercial customers	1,969	1,392

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Interest income from taxable securities	$387	$767
Interest income from tax-exempt securities	349	318
Total interest income from securities	$736	$1,085

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains and losses from sales of securities recognized in net income follow:

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Proceeds from sales of securities	$29,905	$20,950
Gross realized gains from sales of securities	226	1
Gross realized losses from sales of securities	(112)	(8)

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Commercial:
Commercial construction and land development	$17,189	$15,593
Commercial mortgage	170,889	171,993
Commercial and industrial	15,229	14,770
Total commercial	203,307	202,356
Non-commercial:
Non-commercial construction and land development	9,718	8,759
Residential mortgage	165,775	161,437
Revolving mortgage	50,932	49,561
Consumer	26,318	27,719
Total non-commercial	252,743	247,476
Total loans receivable	456,050	449,832
Less: Deferred loan fees	(616)	(598)
Total loans receivable net of deferred loan fees	455,434	449,234
Less: Allowance for loan losses	(7,189)	(7,307)
Loans receivable, net	$448,245	$441,927

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

		Special				Total
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans

March 31, 2014

Commercial:
Commercial construction and land development	$16,849	$335	$5	$-	$-	$17,189
Commercial mortgage	148,652	21,308	929	-	-	170,889
Commercial and industrial	13,815	1,145	269	-	-	15,229
Total commercial	179,316	22,788	1,203	-	-	203,307
Non-commercial:
Non-commercial construction and land development	9,718	-	-	-	-	9,718
Residential mortgage	155,932	8,503	1,340	-	-	165,775
Revolving mortgage	47,779	2,445	708	-	-	50,932
Consumer	25,856	404	58	-	-	26,318
Total non-commercial	239,285	11,352	2,106	-	-	252,743
Total loans receivable	$418,601	$34,140	$3,309	$-	$-	$456,050

December 31, 2013

Commercial:
Commercial construction and land development	$15,236	$201	$156	$-	$-	$15,593
Commercial mortgage	148,482	22,620	891	-	-	171,993
Commercial and industrial	13,558	921	291	-	-	14,770
Total commercial	177,276	23,742	1,338	-	-	202,356
Non-commercial:
Non-commercial construction and land development	8,759	-	-	-	-	8,759
Residential mortgage	152,107	7,856	1,474	-	-	161,437
Revolving mortgage	46,257	2,711	593	-	-	49,561
Consumer	27,165	478	76	-	-	27,719
Total non-commercial	234,288	11,045	2,143	-	-	247,476
Total loans receivable	$411,564	$34,787	$3,481	$-	$-	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
		90 Days			Total
(dollars in thousands)	31-89 Days	or More	Total	Current	Loans

March 31, 2014

Commercial:
Commercial construction and land development	$-	$-	$-	$17,189	$17,189
Commercial mortgage	1,095	-	1,095	169,794	170,889
Commercial and industrial	248	70	318	14,911	15,229
Total commercial	1,343	70	1,413	201,894	203,307
Non-commercial:
Non-commercial construction and land development	-	-	-	9,718	9,718
Residential mortgage	352	608	960	164,815	165,775
Revolving mortgage	157	130	287	50,645	50,932
Consumer	177	12	189	26,129	26,318
Total non-commercial	686	750	1,436	251,307	252,743
Total loans receivable	$2,029	$820	$2,849	$453,201	$456,050

December 31, 2013

Commercial:
Commercial construction and land development	$-	$11	$11	$15,582	$15,593
Commercial mortgage	372	-	372	171,621	171,993
Commercial and industrial	165	79	244	14,526	14,770
Total commercial	537	90	627	201,729	202,356
Non-commercial:
Non-commercial construction and land development	-	-	-	8,759	8,759
Residential mortgage	241	549	790	160,647	161,437
Revolving mortgage	434	24	458	49,103	49,561
Consumer	300	-	300	27,419	27,719
Total non-commercial	975	573	1,548	245,928	247,476
Total loans receivable	$1,512	$663	$2,175	$447,657	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	March 31, 2014		December 31, 2013
		Past Due		Past Due
		90 Days		90 Days
		or More		or More
		and Still		and Still
(dollars in thousands)	Nonaccruing	Accruing	Nonaccruing	Accruing

Commercial:
Commercial construction and land development	$-	$-	$11	$-
Commercial mortgage	929	-	373	-
Commercial and industrial	119	-	139	-
Total commercial	1,048	-	523	-
Non-commercial:
Residential mortgage	618	-	549	-
Revolving mortgage	222	-	116	-
Consumer	17	-	9	-
Total non-commercial	857	-	674	-
Total loans receivable	$1,905	$-	$1,197	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $14.3 million at March 31, 2014 and $14.2 million at December 31, 2013.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended March 31, 2014
		Non-
(dollars in thousands)	Commercial	Commercial	Total

Balance at beginning of period	$4,560	$2,747	$7,307
Provision for (recovery of) loan losses	47	(115)	(68)
Charge-offs	-	(94)	(94)
Recoveries	2	42	44
Balance at end of period	$4,609	$2,580	$7,189

	Three Months Ended March 31, 2013
		Non-
(dollars in thousands)	Commercial	Commercial	Total

Balance at beginning of period	$4,860	$3,653	$8,513
Provision for (recovery of) loan losses	172	(60)	112
Charge-offs	-	(105)	(105)
Recoveries	10	23	33
Balance at end of period	$5,042	$3,511	$8,553

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance for Loan Losses			Total Loans Receivable
	Loans			Loans
	Individually			Individually
	Evaluated	Loans		Evaluated	Loans
	for	Collectively		for	Collectively
(dollars in thousands)	Impairment	Evaluated	Total	Impairment	Evaluated	Total

March 31, 2014

Commercial:
Commercial construction and land development	$-	$885	$885	$-	$17,189	$17,189
Commercial mortgage	602	2,520	3,122	4,113	166,776	170,889
Commercial and industrial	80	522	602	287	14,942	15,229
Total commercial	682	3,927	4,609	4,400	198,907	203,307
Non-commercial:
Non-commercial construction and land development	-	346	346	-	9,718	9,718
Residential mortgage	103	941	1,044	2,652	163,123	165,775
Revolving mortgage	92	660	752	308	50,624	50,932
Consumer	-	438	438	-	26,318	26,318
Total non-commercial	195	2,385	2,580	2,960	249,783	252,743
Total loans receivable	$877	$6,312	$7,189	$7,360	$448,690	$456,050

December 31, 2013

Commercial:
Commercial construction and land development	$8	$828	$836	$150	$15,443	$15,593
Commercial mortgage	617	2,576	3,193	4,075	167,918	171,993
Commercial and industrial	81	450	531	307	14,463	14,770
Total commercial	706	3,854	4,560	4,532	197,824	202,356
Non-commercial:
Non-commercial construction and land development	-	366	366	-	8,759	8,759
Residential mortgage	100	974	1,074	2,995	158,442	161,437
Revolving mortgage	114	720	834	346	49,215	49,561
Consumer	-	473	473	-	27,719	27,719
Total non-commercial	214	2,533	2,747	3,341	244,135	247,476
Total loans receivable	$920	$6,387	$7,307	$7,873	$441,959	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
	Unpaid	With a	With No		Related
	Principal	Recorded	Recorded		Recorded
(dollars in thousands)	Balance	Allowance	Allowance	Total	Allowance

March 31, 2014

Commercial:
Commercial mortgage	$4,143	$3,462	$651	$4,113	$602
Commercial and industrial	672	200	87	287	80
Total commercial	4,815	3,662	738	4,400	682
Non-commercial:
Residential mortgage	2,795	1,209	1,443	2,652	103
Revolving mortgage	1,786	195	113	308	92
Total non-commercial	4,581	1,404	1,556	2,960	195
Total impaired loans	$9,396	$5,066	$2,294	$7,360	$877

December 31, 2013

Commercial:
Commercial construction and land development	$155	$138	$11	$149	$8
Commercial mortgage	4,100	3,468	607	4,075	617
Commercial and industrial	692	210	97	307	81
Total commercial	4,947	3,816	715	4,531	706
Non-commercial:
Residential mortgage	3,138	1,272	1,724	2,996	100
Revolving mortgage	350	346	-	346	114
Total non-commercial	3,488	1,618	1,724	3,342	214
Total impaired loans	$8,435	$5,434	$2,439	$7,873	$920

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$91	$1	$156	$2
Commercial mortgage	4,084	42	3,786	44
Commercial and industrial	293	2	362	1
Total commercial	4,468	45	4,304	47
Non-commercial:
Residential mortgage	2,932	25	2,906	25
Revolving mortgage	333	-	201	1
Total non-commercial	3,265	25	3,107	26
Total loans receivable	$7,733	$70	$7,411	$73

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The Bank extended the payment terms on two loans during the three months ended March 31, 2014.  The Bank restructured three loans during the three months ended March 31, 2013.  The payment terms on one loan was extended during the three months ended March 31, 2013 and the Bank reduced the interest rate below market levels on two loans during the same period.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment

Below market interest rate

Non-commercial:
Residential mortgage	-	$-	$-	2	$147	$147
Total non-commercial	-	-	-	2	147	147
Total loans modified with below market interest rate	-	-	-	2	147	147

Extended payment terms

Commercial:
Commercial mortgage	-	-	-	1	89	89
Total commercial	-	-	-	1	89	89
Non-commercial:
Residential mortgage	2	67	93	-	-	-
Total non-commercial	2	67	93	-	-	-
Total loans modified with extended payment terms	2	67	93	1	89	89

Total loans modified	2	$67	$93	3	$236	$236

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months ended March 31, 2014 and March 31, 2013.

In the determination of the allowance for loan losses, management considers TDRs on loans and the subsequent nonperformance in accordance with their modified terms, by measuring impairment loan-by-loan based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

The Bank’s loans that were considered to be troubled debt restructurings follow:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Nonperforming restructured loans	$492	$519
Performing restructured loans	4,999	5,255
Total	$5,491	$5,774

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS

Defined Benefit Plans – In January 2013, the Board of Directors amended the Bank’s Qualified and Non-qualified pension plans, effective March 31, 2013, to curtail or eliminate benefits under the plans for services to be performed in future periods.  During 2013, pension expense was decreased by a $499,000 one-time credit that resulted from the curtailment of benefits for future service.

Net periodic cost (benefit) related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$13	$10
Amortization of net loss	6	9
Curtailment credit	-	(34)
Net periodic pension cost (benefit)	$19	$(15)

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$249	$226
Expected return on plan assets	(245)	(246)
Amortization of net loss	135	155
Curtailment credit	-	(465)
Net periodic pension cost (benefit)	$139	$(330)

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

Shares held by the ESOP include the following:

March 31,
2014

Allocated ESOP shares, December 31, 2013	69,778
ESOP shares committed to be released during the period	7,739
Unallocated ESOP shares	368,901
Total ESOP shares	446,418

Fair value of unallocated ESOP shares (dollars in thousands)	$6,548

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

ESOP expense	$136	$128

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

Share-based compensation expenses related to restricted stock and stock options recognized for the three months ended March 31, 2014 and 2013 were $277,000 and $164,000, respectively.

The table below presents restricted stock award activity for the three months ended March 31, 2014:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Unvested restricted shares at December 31, 2013	223,382	$15.71
Granted	3,600	17.51
Vested	(44,676)	15.71
Forfeited	(3,600)	15.71
Unvested restricted shares at March 31, 2014	178,706	$15.75

At March 31, 2014, unrecognized compensation expense, adjusted for expected forfeitures, was $2.4 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 3.87 years at March 31, 2014.  During the first quarter of 2014, 44,676 shares of restricted stock vested and were released to participants.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the three months ended March 31, 2014:

	Stock Options Available for Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance at December 31, 2013	99,455	459,000	$15.71	9.10	$707
Granted	(16,000)	16,000	17.51
Exercised	-	-	-
Forfeited	6,400	(6,400)	15.71
Expired	-	-	-
Balance at March 31, 2014	89,855	468,600	$15.77	8.89	$926
Options exercisable at March 31, 2014		91,800	$15.71	8.85	$187

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Fair value per option award	$5.65	$4.79
Expected life in years	6.5 years	6.5 years
Expected stock price volatility	27.49%	27.54%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.00%	1.26%
Expected forfeiture rate	5.71%	5.63%

At March 31, 2014, the Company had $1.5 million of unrecognized compensation expense related to stock options.  The period over which compensation cost related to unvested stock options was 3.90 years at March 31, 2014.  There were 91,800 options vested and exercisable at March 31, 2014.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	March 31,	December 31,
(dollars in thousands)	2014	2013

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$123,779	$127,411
Commitments under standby letters of credit	76	76
Total	$123,855	$127,487

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

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013 and an additional $100,000 during the first quarter of 2014.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of March 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
					Carrying
					Amount in
				Estimated	Balance
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Sheet

March 31, 2014

Financial assets:
Cash and cash equivalents	$98,554	$-	$-	$98,554	$98,554
Securities available for sale	721	151,140	-	151,861	151,861
Securities held to maturity	-	4,515	-	4,515	4,175
Investments in FHLB stock	-	-	2,902	2,902	2,902
Loans held for sale	-	3,122	-	3,122	3,076
Loans receivable, net	-	-	449,055	449,055	448,245
Accrued interest receivable	-	-	2,157	2,157	2,157
Deferred compensation assets	1,440	-	-	1,440	1,440

Financial liabilities:
Demand deposits	-	-	423,567	423,567	423,567
Time deposits	-	-	162,300	162,300	162,185
Repurchase agreements	-	-	827	827	831
Federal Home Loan Bank Advances	-	-	54,395	54,395	50,000
Deferred compensation liabilities	1,440	-	-	1,440	1,440
Accrued interest payable	-	-	126	126	126

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
					Carrying
					Amount in
				Estimated	Balance
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Sheet

December 31, 2013

Financial assets:
Cash and cash equivalents	$52,791	$-	$-	$52,791	$52,791
Securities available for sale	713	184,616	-	185,329	185,329
Securities held to maturity	-	4,532	-	4,532	4,241
Investments in FHLB stock	-	-	3,131	3,131	3,131
Loans held for sale	-	4,204	-	4,204	4,142
Loans receivable, net	-	-	443,211	443,211	441,927
Accrued interest receivable	-	-	2,527	2,527	2,527
Deferred compensation assets	1,375	-	-	1,375	1,375

Financial liabilities:
Demand deposits	-	-	405,722	405,722	405,722
Time deposits	-	-	167,255	167,255	167,064
Repurchase agreements	-	-	783	783	787
Federal Home Loan Bank Advances	-	-	54,715	54,715	50,000
Deferred compensation liabilities	1,375	-	-	1,375	1,375
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2014.

(dollars in thousands)	Fair Value Measurement Using			Total
				Carrying	Assets/
				Amount in	Liabilities
				Balance	Measured at
Description	Level 1	Level 2	Level 3	Sheets	Fair Value

March 31, 2014

Securities available for sale:
U.S. GSE and agency securities	$-	$2,436	$-	$2,436	$2,436
Asset-backed SBA securities	-	25,546	-	25,546	25,546
Residential mortgage-backed securities issued by GSE’s	-	71,489	-	71,489	71,489
State and local government securities	-	51,669	-	51,669	51,669
Mutual funds	721	-	-	721	721
Total	$721	$151,140	$-	$151,861	$151,861

Defined benefit plan assets:
Cash and cash equivalents	$87	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	13,918	-	-
Equity security mutual funds	3,614	-	-
Total	$17,764	$-	$-

December 31, 2013

Securities available for sale:
U.S. GSE and agency securities	$-	$3,449	$-	$3,449	$3,449
Asset-backed SBA securities	-	29,652	-	29,652	29,652
Residential mortgage-backed securities issued by GSE’s	-	98,886	-	98,886	98,886
State and local government securities	-	52,629	-	52,629	52,629
Mutual funds	713	-	-	713	713
Total	$713	$184,616	$-	$185,329	$185,329

Defined benefit plan assets:
Cash and cash equivalents	$275	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	13,037	-	-
Equity security mutual funds	3,554	-	-
Total	$17,011	$-	$-

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

(dollars in thousands)	Fair Value Measurement Using			Total
				Carrying	Assets/
				Amount in	Liabilities
				Balance	Measured at
Description	Level 1	Level 2	Level 3	Sheets	Fair Value

March 31, 2014

Impaired loans	$-	$-	$4,788	$4,788	$4,788
Foreclosed properties	-	-	5,767	5,767	5,767

December 31, 2013

Impaired loans	$-	$-	$5,011	$5,011	$5,011
Foreclosed properties	-	-	6,044	6,044	6,044

There were no transfers between valuation levels for any asset during the three months ended March 31, 2014 or 2013.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

				Discount
				Range
	Fair			(Weighted
(dollars in thousands)	Value (1)	Valuation Technique	Unobservable Input	Average)

March 31, 2014

Impaired loans	$4,788	Discounted appraisals (1)	Collateral discounts (2)	2%-50% (13%)
Foreclosed properties	5,767	Discounted appraisals (1)	Collateral discounts (2)	0%-38% (8%)

December 31, 2013

Impaired loans	$5,011	Discounted appraisals (2)	Collateral discounts (3)	1%-50% (14%)
Foreclosed properties	6,044	Discounted appraisals (2)	Collateral discounts (3)	0%-38% (10%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Critical Accounting Policies

During the three-month period ended March 31, 2014, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

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

Valuation of Stock-Based Compensation. The Company accounts for its stock options and restricted stock in accordance with ASC Topic 718: Compensation – Stock Compensation.  ASC Topic 718 requires companies to expense the fair value of stock-based compensation.  Management uses the Black-Scholes option valuation model and the fair value of stock at date of grant to estimate the fair value of stock options and restricted stock, respectively.  These valuations require the input of highly subjective assumptions, including expected stock price volatility and option life stipulated for stock option awards. These subjective input assumptions materially affect the fair value estimate.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at March 31, 2014 and our operating performance for the three-month period ended March 31, 2014. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

The following table provides the changes in our significant asset and liability categories at March 31, 2014 compared to December 31, 2013.

	March 31,	December 31,
(dollars in thousands)	2014	2013	$ change	% change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$88,550	$43,795	$44,755	102.2%
Investment securities	156,036	189,570	(33,534)	-17.7%
Investments held at cost	2,902	3,131	(229)	-7.3%
Loans held for sale	3,076	4,142	(1,066)	-25.7%
Loans receivable, net of deferred fees	455,434	449,234	6,200	1.4%
Total interest-earning assets	705,998	689,872	16,126	2.3%

Noninterest-earning assets
Cash and due from banks	10,004	8,996	1,008	11.2%
Allowance for loan losses	(7,189)	(7,307)	118	1.6%
Premises and equipment, net of accumulated depreciation	12,315	12,493	(178)	-1.4%
Deferred income tax assets, net of deferred income tax liabilities	6,850	7,741	(891)	-11.5%
Other assets	20,111	21,240	(1,129)	-5.3%
Total noninterest-earning assets	42,091	43,163	(1,072)	-2.5%

Total assets	$748,089	$733,035	$15,054	2.1%

Interest-bearing liabilities
Interest-bearing deposits	$502,831	$498,767	$4,064	0.8%
Overnight and short-term borrowings	831	787	44	5.6%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	553,662	549,554	4,108	0.7%

Noninterest-bearing liabilities
Noninterest-bearing deposits	82,921	74,019	8,902	12.0%
Accounts payable and other liabilities	9,559	8,374	1,185	14.2%
Total noninterest-bearing liabilities	92,480	82,393	10,087	12.2%

Total liabilities	646,142	631,947	14,195	2.2%

Total equity	101,947	101,088	859	0.8%

Total liabilities and equity	$748,089	$733,035	$15,054	2.1%

Cash and cash equivalents	$98,554	$52,791	$45,763	86.7%
Total core deposits (excludes certificate accounts)	423,567	405,722	17,845	4.4%
Total certificates of deposit	162,185	167,064	(4,879)	-2.9%
Total deposits	585,752	572,786	12,966	2.3%
Total funding liabilities	636,583	623,573	13,010	2.1%

Assets. Total assets increased $15.1 million, or 2.1%, to $748.1 million at March 31, 2014 from $733.0 million at December 31, 2013. Cash and cash equivalents increased $45.8 million, or 86.7%, to $98.6 million at March 31, 2014 from $52.8 million at December 31, 2013 in anticipation of loan growth. Investment securities decreased $33.5 million, or 17.7%, to $156.0 million at March 31, 2014 from $189.5 million at December 31, 2013, primarily due to the sale of investment securities to fund anticipated loan growth. Loans receivable, net of deferred fees, increased $6.2 million, or 1.4%, to $455.4 million at March 31, 2014 from $449.2 million at December 31, 2013 as new loan originations exceeded loan repayments, prepayments and foreclosures.

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013

Loans originated:
Commercial:
Commercial mortgage	$8,710	$20,697
Construction and land development	1,928	2,907
Commercial and industrial	2,116	2,197
Non-commercial
Residential mortgage	14,301	41,106
Construction and land development	5,992	3,147
Revolving mortgage	4,417	1,144
Consumer	2,229	3,961
Total loans originated	$39,693	$75,159

Loan principal payments, prepayments and payoffs	$23,069	$32,020

Residential mortgage loans sold	$11,269	$33,320

Nonperforming assets. Nonperforming assets totaled $15.5 million, or 2.07% of total assets, at March 31, 2014, compared to $15.4 million, or 2.10% of total assets, at December 31, 2013. Nonperforming assets included $1.9 million in nonperforming loans and $13.6 million in foreclosed real estate at March 31, 2014 compared to $1.2 million and $14.2 million, respectively, at December 31, 2013.

Nonperforming loans increased $708,000 to $1.9 million, or 0.42% of total loans, at March 31, 2014 from $1.2 million, or 0.27% of total loans, at December 31, 2013.  At March 31, 2014, nonperforming loans included seven residential mortgage loans that totaled $618,000, two commercial mortgage loans that totaled $929,000, three revolving home equity loans that totaled $222,000, and three commercial and industrial loans that totaled $119,000.  As of March 31, 2014, the nonperforming loans had specific reserves totaling $125,000.

Troubled debt restructurings at March 31, 2014 totaled $5.5 million compared to $5.8 million at December 31, 2013. There were two additions to troubled debt restructurings during the three months ended March 31, 2014. At March 31, 2014, $492,000 of the total $5.5 million of troubled debt restructurings were not performing.

Foreclosed real estate at March 31, 2014 included 11 properties with a total recorded amount of $13.6 million compared to 11 properties with a total recorded amount of $14.2 million at December 31, 2013. During the three months ended March 31, 2014, two new properties totaling $152,000 were added to foreclosed real estate, while two properties totaling $388,000 were sold.  In addition, the Bank sold two of its 44 units in a mixed-use condominium complex for proceeds of $605,000.  The Bank also recorded $263,000 in capital additions and $19,000 in loss provisions during the first quarter of 2014.

Liabilities. Total deposits increased $13.0 million, or 2.3%, to $585.8 million at March 31, 2014 from $572.8 million at December 31, 2013. During the three months ended March 31, 2014, the Company continued its focus on core deposit growth, from which it excludes certificates of deposit. Core deposits increased $17.8 million, or 4.4%, to $423.6 million at March 31, 2014 from $405.7 million at December 31, 2013.

Commercial checking accounts increased $9.8 million to $80.2 million at March 31, 2014 from $70.4 million at December 31, 2013, reflecting expanded sources of lower cost funding.  The addition of deposit relationships in conjunction with new commercial loans significantly contributed to this increase and reflects a commitment to establishing diversified relationships with business clients.

Over the same period, certificates of deposit decreased $4.9 million, or 2.9%, to $162.2 million at March 31, 2014 from $167.1 million at December 31, 2013.  Accounts payable and other liabilities increased $1.2 million, or 14.2%, to $9.6 million at March 31, 2014 from $8.4 million at December 31, 2013.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Overview. Net income was $404,000, or $0.09 per share, for the three months ended March 31, 2014 compared to $740,000, or $0.15 per share, for the three months ended March 31, 2013. Income before income taxes decreased $567,000, primarily due to an increase of $540,000 in noninterest expenses and a $432,000 decrease in noninterest income, which were partially offset by an increase of $225,000 in net interest income and a decrease of $180,000 in provision for loan losses.

	Three Months Ended
	March 31,
(dollars in thousands)	2014	2013	$ change	% change

Interest and dividend income	$5,741	$5,746	$(5)	-0.1%
Interest expense	887	1,117	(230)	-20.6%
Net interest income	4,854	4,629	225	4.9%
Provision for (recovery of) loan losses	(68)	112	(180)	-160.7%
Net interest income after provision for (recovery of) loan losses	4,922	4,517	405	9.0%
Noninterest income	1,456	1,888	(432)	-22.9%
Noninterest expenses	5,860	5,320	540	10.2%
Income before income tax provision	518	1,085	(567)	-52.3%
Income tax provision	114	345	(231)	-67.0%
Net income	404	740	(336)	-45.4%

Net Interest Income. Net interest income increased by $225,000, or 4.9%, to $4.9 million for the three months ended March 31, 2014 as compared to $4.6 million for the three months ended March 31, 2013. Interest expense decreased $230,000, or 20.6%, to $887,000 for the three months ended March 31, 2014 from $1.1 million for the three months ended March 31, 2013, primarily due to a 17 basis point reduction in the average rate paid on interest-bearing deposits and a decrease of $13.6 million in the average balance of total interest-bearing deposits.  The lower cost of interest-bearing deposits was primarily attributable to an average rate reduction of 25 basis points on certificates of deposit as well as a lower average balance of certificates of deposit, which were partially offset by increases in the average balances of NOW, money market and savings accounts as the Company continued its focus on core deposit growth, from which it excludes certificates of deposit. Total interest and dividend income was $5.7 million for each of the three-month periods ended March 31, 2014 and 2013.  The average balance of total interest-earning assets decreased $12.4 million, which was partially offset by a 6 basis point increase in the average yields on interest-earning assets.  Interest income on loans increased $322,000 primarily due to a $55.0 million increase in the average balance of loans, partially offset by a 28 basis point reduction in the yield earned on loans in 2014.  Interest on securities decreased $349,000 in 2014 primarily as a result of an $80.8 million decrease in the average balance of mortgage-backed and similar securities, coupled with a 19 basis point reduction in yield earned on these securities.

Provision for Loan Losses. The Bank recorded a recovery of or credit to its loan losses in the amount of $(68,000) for the three months ended March 31, 2014 compared to a provision expense of $112,000 for the three months ended March 31, 2013.  The decrease in the provision was primarily supported by declines in the Bank’s trailing three-year loss history and recent trends of sustained lower levels of delinquent and nonperforming loans used to estimate general loss reserves. Charge-offs were $94,000 for the first three months of 2014 compared to $105,000 for the first three months of 2013.

Noninterest Income. Noninterest income decreased $432,000 to $1.5 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013.  Factors that contributed to the decrease in noninterest income during the 2014 period were decreases of $368,000 in mortgage banking income, $114,000 in other income from an investment in a Small Business Investment Company and $45,000 in deposit fees, which were partially offset by $121,000 in higher securities gains. The decrease in mortgage banking income was attributable to lower volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower deposit overdraft fees.

Noninterest Expenses. Noninterest expenses increased $540,000, or 10.2%, to $5.9 million for the three months ended March 31, 2014 from $5.3 million for the three months ended March 31, 2013. The higher 2014 noninterest expenses primarily reflected increases related to revisions to the Company's pension plan in the first quarter of 2013.  Noninterest expenses in the first quarter of 2014 included a $113,000 increase in equity incentive plan expenses and a $71,000 increase in other noninterest expenses primarily attributable to increased loan related expenses partially offset by expense reductions in most other categories. Noninterest expenses in the first quarter of 2013 included a $499,000 one-time credit to pension expense resulting from the curtailment of benefits for future service.

Income Tax Provision. Income tax expense decreased by $231,000 for the three months ended March 31, 2014 compared to the three-month period ended March 31, 2013, primarily due to a decrease in pre-tax income.  The effective tax rate was 22.01% for the three months ended March 31, 2014 compared to 31.80% for the three months ended March 31, 2013, with the decrease primarily resulting from the increase in favorable permanent tax differences relative to the size of the pre-tax income in 2014 compared to 2013.

Average Balances and Yields

The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs are derived by dividing annualized income or expense by the average balances of assets or liabilities for the periods presented.  Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only.  Loan fees are included in interest income on loans and are not material.  The yields on tax exempt loans and municipal investment securities have been included on a tax-equivalent basis using a federal marginal tax rate of 34%.

	For the Three Months Ended March 31,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$65,010	$47	0.29%	$43,378	$41	0.38%
Loans receivable	454,621	4,922	4.39%	399,645	4,600	4.67%
Investment securities	59,878	374	3.34%	67,780	371	2.87%
Mortgage-backed and similar securities	111,877	362	1.31%	192,657	714	1.50%
Other interest-earning assets	3,111	36	4.69%	3,406	20	2.38%
Total interest-earning assets	694,497	5,741	3.42%	706,866	5,746	3.36%
Allowance for loan losses	(7,315)			(8,412)
Noninterest-earning assets	51,159			58,350

Total assets	$738,341			$756,804

Liabilities and equity

NOW accounts	$144,471	54	0.15%	$141,003	93	0.27%
Money market accounts	154,066	65	0.17%	152,430	105	0.28%
Savings accounts	35,542	9	0.10%	30,551	7	0.09%
Certificates of deposit	164,964	274	0.67%	188,619	427	0.92%
Total interest-bearing deposits	499,043	402	0.33%	512,603	632	0.50%
Overnight and short-term borrowings	886	1	0.46%	629	1	0.64%
Federal Home Loan Bank advances	50,000	484	3.93%	50,000	484	3.93%
Total interest-bearing liabilities	549,929	887	0.65%	563,232	1,117	0.80%
Noninterest-bearing deposits	77,023			66,199
Other noninterest-bearing liabilities	8,753			16,844
Total liabilities	635,705			646,275

Total equity	102,636			110,529

Total liabilities and equity	$738,341			$756,804

Net interest income		$4,854			$4,629
Interest rate spread			2.77%			2.56%
Net interest margin			2.90%			2.72%
Average interest-earning assets to average interest-bearing liabilities	126.29%			125.50%

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

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	Increase (Decrease)
	Due to:
(dollars in thousands)	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$17	$(11)	$6
Loans receivable	607	(285)	322
Investment securities	(46)	49	3
Mortgage-backed and similar securities	(270)	(82)	(352)
Other interest-earning assets	(2)	18	16
Total interest-earning assets	306	(311)	(5)

Interest expense:
NOW accounts	2	(41)	(39)
Money market accounts	1	(41)	(40)
Savings accounts	1	1	2
Certificates of deposit	(49)	(104)	(153)
Total interest-bearing deposits	(45)	(185)	(230)
Total interest-bearing liabilities	(45)	(185)	(230)

Net increase interest income	$351	$(126)	$225

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2014	2013	$ change	% change

Nonperforming Loans:

Nonaccruing Loans (1)
Commercial:
Commercial construction and land development	$-	$11	$(11)	-100.0%
Commercial mortgage	929	373	556	149.1%
Commercial and industrial	119	139	(20)	-14.4%
Total commercial	1,048	523	525	100.4%
Non-commercial:
Residential mortgage	618	549	69	12.6%
Revolving mortgage	222	116	106	91.4%
Consumer	17	9	8	88.9%
Total non-commercial	857	674	183	27.2%
Total nonaccruing loans (1)	1,905	1,197	708	59.1%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	1,905	1,197	708	59.1%

Foreclosed real estate	13,611	14,233	(622)	-4.4%

Total nonperforming assets	15,516	15,430	86	0.6%

Performing troubled debt restructurings (2)	4,999	5,255	(256)	-4.9%
Performing troubled debt restructurings and total nonperforming assets	$20,515	$20,685	(170)	-0.8%

Allowance for loan losses	$7,189	$7,307
Total loans	$455,434	$449,234

Allowance as a percentage of total loans	1.58%	1.63%
Allowance as a percentage of nonperforming loans	377.38%	610.44%
Total nonperforming loans to total loans	0.42%	0.27%
Total nonperforming loans to total assets	0.25%	0.16%
Total nonperforming assets to total assets	2.07%	2.10%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.74%	2.82%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as troubled debt restructurings, totaled $5.5 million at March 31, 2014, compared to $5.8 million at December 31, 2013. The decrease during the three months ended March 31, 2014 was primarily the result of one loan for $335,000 which was paid off during the quarter and was partially offset by two loans totaling $93,000 that were restructured during the period. At March 31, 2014, $492,000 of the total $5.5 million of troubled debt restructurings were not performing according to their restructured terms and were included in the previous nonperforming asset table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $25,000 for the three-month period ended March 31, 2014 compared to $26,000 for the comparable period of 2013. Interest income of $70,000 related to nonperforming loans was recognized for the three-month period ended March 31, 2014 compared to $73,000 for the same period of 2013.

At March 31, 2014, our nonaccruing loans of $1.9 million, including nonperforming troubled debt restructurings, were comprised of the following:

●	Commercial Mortgage loans

○	One loan secured by a commercial building located in western North Carolina. As of March 31, 2014, the loan was considered impaired and nonaccruing with a remaining balance of $367,000. The Bank had a specific reserve of $28,000 as of March 31, 2014.

○	One loan secured by a commercial building located in western North Carolina. As of March 31, 2014, the loan was considered impaired and nonaccruing with a remaining balance of $562,000.

●	Residential Mortgage loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $840,000 as of March 31, 2014.

At March 31, 2014, our performing troubled debt restructurings of $5.0 million included the following:

●	Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of March 31, 2014, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in August of 2014. As of March 31, 2014, the loan had a specific reserve of $574,000.

●	Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.8 million as of March 31, 2014.

Foreclosed properties consisted of the following at the dates indicated.

	March 31, 2014		December 31, 2013
(dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:
Commercial construction and land development	10	$13,470	9	$13,822
Residential mortgage	1	141	2	411
Total	11	$13,611	11	$14,233

An analysis of foreclosed real estate follows:

Three Months Ended
(dollars in thousands)	March 31, 2014

Beginning balance	$14,233
Transfers from loans	152
Capitalized cost	263
Loss provisions	(19)
Loss on sale of foreclosed properties	(25)
Net proceeds from sales of foreclosed properties	(993)
Ending balance	$13,611

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During the three months ended March 31, 2014, the Bank recorded no additional write-downs on the property and two of the condominium units were sold.  At March 31, 2014, the adjusted recorded amount of the foreclosed property was $7.8 million.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	March 31,	December 31,
(dollars in thousands)	2014	2013	$ change	% change

Adversely classified loans:
Substandard	$3,309	$3,481	$(172)	-4.9%
Total adversely classified loans	3,309	3,481	(172)	-4.9%
Special mention loans	34,140	34,787	(647)	-1.9%
Total classified and special mention loans	37,449	38,268	(819)	-2.1%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$37,449	$38,268	$(819)	-2.1%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At March 31, 2014, substandard loans totaling $3.3 million included $1.7 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.6 million in performing substandard loans included the following:

●	Residential Mortgage loans

○	Twenty loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $1.4 million as of March 31, 2014.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At March 31, 2014, special mention loans included the Bank's largest performing troubled debt restructured commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At March 31, 2014, cash and cash equivalents totaled $98.6 million, including $88.6 million in interest-bearing deposits in other banks, of which $69.3 million was on deposit with the Federal Reserve Bank.  Securities totaling $151.9 million at March 31, 2014 classified as available-for-sale provided an additional source of liquidity. In addition, at March 31, 2014, we had the ability to borrow a total of approximately $55.7 million from the Federal Home Loan Bank of Atlanta and approximately $6.8 million from the Federal Reserve Bank’s discount window. At March 31, 2014, we had $50.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At March 31, 2014, we had $123.8 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of March 31, 2014 totaled $83.8 million, or 51.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of thirteen full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments due by period
		Less than	One to	Three to	More than
(dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years

At March 31, 2014
Long-term debt obligations	$50,000	$-	$30,000	$20,000	$-
Operating lease obligations	1,708	362	724	147	475
Total	$51,708	$362	$30,724	$20,147	$475

At December 31, 2013
Long-term debt obligations	$50,000	$-	$-	$50,000	$-
Operating lease obligations	1,798	362	724	222	490
Total	$51,798	$362	$724	$50,222	$490

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources.  The large increase in equity resulting from the capital raised in the conversion offering initially had an adverse impact on our return on equity. To help us better manage our capital, we may consider the use of such tools as continued common share repurchases and the declaration of cash dividends as regulations permit.

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

The new rule also amends the existing methodologies for determining risk-weighted assets for all banking organizations. Specifically, the final rule assigns a 50% or 100% risk weight to mortgage loans secured by one-to-four family residential properties. Generally, residential mortgage loans secured by a first lien on a one-to-four family residential property that are prudently underwritten and that are performing according to their original terms receive a 50% risk weight. All other one-to-four family residential mortgage loans, including loans secured by a junior lien on residential property, are assigned a 100% risk weight. We are in process in determining the impact that these new regulations will have on both the Company and the Bank.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

Regulatory Requirements
Minimum for Capital	Minimum to Be
Actual	Adequacy Purposes	Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

March 31, 2014
Tier I leverage capital	$106,589	14.38%	$29,655	4.00%	$37,069	5.00%
Tier I risk-based capital	106,589	24.29%	17,555	4.00%	26,332	6.00%
Total risk-based capital	112,096	25.54%	35,110	8.00%	43,887	10.00%

December 31, 2013
Tier I leverage capital	107,275	14.35%	29,904	4.00%	37,380	5.00%
Tier I risk-based capital	107,275	24.14%	17,776	4.00%	26,664	6.00%
Total risk-based capital	112,852	25.39%	35,552	8.00%	44,440	10.00%

Asheville Savings Bank, S.S.B.

March 31, 2014
Tier I leverage capital	$93,864	12.82%	$29,279	4.00%	$36,598	5.00%
Tier I risk-based capital	93,864	21.43%	17,516	4.00%	26,274	6.00%
Total risk-based capital	99,359	22.69%	35,032	8.00%	43,790	10.00%
NC Savings Bank capital	101,053	13.67%	36,969	5.00%	n/	a	n/	a

December 31, 2013
Tier I leverage capital	93,441	12.67%	29,489	4.00%	36,861	5.00%
Tier I risk-based capital	93,441	21.07%	17,737	4.00%	26,605	6.00%
Total risk-based capital	99,006	22.33%	35,474	8.00%	44,342	10.00%
NC Savings Bank capital	100,748	13.92%	36,184	5.00%	n/	a	n/	a

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

For the three months ended March 31, 2014 and the year ended December 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

				Over the Next Twelve Months
	As of March 31, 2014			Ending March 31, 2015
	Present Value of Equity			Projected Net Interest Income
	Market			Net Interest
(dollars in thousands)	Value	$ change	% change	Income	$ change	% change

Change in Rates (in basis points “bp”):
300bp	$94,150	$(24,039)	-20.34%	$20,113	$779	4.03%
200	101,052	(17,137)	-14.50%	19,475	141	0.73%
100	110,372	(7,817)	-6.61%	19,301	(33)	-0.17%
0	118,189	-	0.00%	19,334	-	0.00%
(100)	116,090	(2,099)	-1.78%	18,073	(1,261)	-6.52%

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

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(e) of the Exchange Act during the quarter ended March 31, 2014.  In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2014. As of March 31, 2014, the risk factors of ASB Bancorp have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares That May Yet be Purchased Under the Plan or Programs (d)
January 1 - January 31, 2014	-	$-	-	252,003
February 1 - February 28, 2014	11,446	17.25	11,446	240,557
March 1 - March 31, 2014	64,000	17.78	64,000	176,557
Total	75,446	$17.70	75,446

On January 31, 2014 the Company announced the commencement of a 5% stock repurchase program. Under the plan, the Company could repurchase up to 252,003 shares, or 5%, of its common stock outstanding as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  As of March 31, 2014 the Company had purchased a total of 75,446 shares at an average price of $17.70 per share under the plan.

The following table sets forth information as of March 31, 2014 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options warrants and rights (b)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	468,600	$15.77	89,855
Equity compensation plans not approved by security holders	–	N/A	–
Total	468,600	$15.77	89,855

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

ASB BANCORP, INC.
Registrant

May 9, 2014	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)