Form 10-Q
period 2014-06-30
ASB Bancorp Inc
filed 2014-08-08
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

There were 4,378,411 shares of Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2014.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
(dollars in thousands, except par values)	2014	2013*

Assets
Cash and due from banks	$11,048	$8,996
Interest-earning deposits with banks	82,777	43,795
Total cash and cash equivalents	93,825	52,791

Securities available for sale (amortized cost of $150,910 at June 30, 2014 and $190,061 at December 31, 2013)	149,808	185,329
Securities held to maturity (estimated fair value of $4,478 at June 30, 2014 and $4,532 at December 31, 2013)	4,113	4,241
Investment in Federal Home Loan Bank stock, at cost	2,902	3,131
Loans held for sale	2,759	4,142
Loans receivable (net of deferred loan fees of $637 at June 30, 2014 and $598 at December 31, 2013)	472,012	449,234
Allowance for loan losses	(5,770)	(7,307)
Loans receivable, net	466,242	441,927

Premises and equipment, net	12,145	12,493
Foreclosed real estate	10,375	14,233
Deferred income tax assets, net	5,491	7,741
Other assets	6,836	7,007

Total assets	$754,496	$733,035

Liabilities
Noninterest-bearing deposits	$88,786	$74,019
Interest-bearing deposits	503,897	498,767
Total deposits	592,683	572,786
Overnight and short-term borrowings	391	787
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	9,695	8,374

Total liabilities	652,769	631,947

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 4,831,311 shares issued at June 30, 2014 and 5,040,057 shares issued at December 31, 2013	48	50
Additional paid-in capital	42,252	46,097
Retained earnings	71,369	70,024
Accumulated other comprehensive loss, net of tax	(5,108)	(7,373)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,611)	(3,766)
Unearned equity incentive plan shares	(2,880)	(3,601)
Stock-based deferral plan shares	(343)	(343)

Total stockholders’ equity	101,727	101,088

Total liabilities and stockholders’ equity	$754,496	$733,035

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013

Interest and dividend income
Loans, including fees	$5,024	$4,691	$9,946	$9,291
Securities	653	929	1,389	2,014
Other earning assets	94	59	177	120

Total interest and dividend income	5,771	5,679	11,512	11,425

Interest expense
Deposits	395	610	798	1,242
Overnight and short-term borrowings	1	-	1	1
Federal Home Loan Bank advances	490	489	974	973

Total interest expense	886	1,099	1,773	2,216

Net interest income	4,885	4,580	9,739	9,209

Provision for (recovery of) loan losses	(1,390)	16	(1,458)	128

Net interest income after provision for (recovery of) loan losses	6,275	4,564	11,197	9,081

Noninterest income
Mortgage banking income	216	563	436	1,151
Deposit and other service charge income	626	667	1,212	1,298
Income from debit card services	425	396	799	751
Gain on sale of investment securities	93	696	207	689
Other noninterest income	194	200	356	521

Total noninterest income	1,554	2,522	3,010	4,410

Noninterest expenses
Salaries and employee benefits	3,521	3,353	6,819	6,040
Occupancy expense, net	482	536	969	1,071
Foreclosed property expenses	242	1,450	392	1,616
Data processing fees	674	672	1,322	1,324
Federal deposit insurance premiums	141	157	274	313
Advertising	161	228	262	359
Professional and outside services	277	219	455	418
Other noninterest expenses	852	926	1,717	1,720

Total noninterest expenses	6,350	7,541	12,210	12,861

Income (loss) before income tax provision (benefit)	1,479	(455)	1,997	630

Income tax provision (benefit)	538	(249)	652	96

Net income (loss)	$941	$(206)	$1,345	$534

Net income (loss) per common share – Basic	$0.22	$(0.04)	$0.31	$0.11
Net income (loss) per common share – Diluted	$0.21	$(0.04)	$0.30	$0.11

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Comprehensive Income (Loss)
Net income (loss)	$941	$(206)	$1,345	$534
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(93)	(696)	(207)	(689)
Deferred income tax benefit	35	278	78	276
Gains (losses) arising during the period	1,560	(5,035)	3,837	(5,899)
Deferred income tax benefit (expense)	(587)	2,014	(1,443)	2,359
Unrealized holding gains (losses) adjustment, net of tax	915	(3,439)	2,265	(3,953)

Defined Benefit Pension Plans:
Net periodic pension (cost) benefit	144	164	287	(171)
Net pension gain (loss)	(144)	(164)	(287)	171

Total other comprehensive income (loss)	915	(3,439)	2,265	(3,953)

Comprehensive income (loss)	$1,856	$(3,645)	$3,610	$(3,419)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

Six Months Ended
(dollars in thousands)	June 30, 2014

Common stock
December 31, 2013	$50
Repurchase of common stock	(2)
June 30, 2014	$48

Additional paid-in capital
December 31, 2013	$46,097
Repurchase of common stock	(3,861)
Issuance of common stock	25
ESOP shares allocated	129
Stock-based compensation expense	557
Vesting of restricted stock	(721)
Tax benefit from exercise/vesting of stock awards	26
June 30, 2014	$42,252

Retained earnings
December 31, 2013	$70,024
Net income	1,345
June 30, 2014	$71,369

Accumulated other comprehensive income (loss), net of tax
December 31, 2013	$(7,373)
Other comprehensive income	2,265
June 30, 2014	$(5,108)

Unearned ESOP shares
December 31, 2013	$(3,766)
ESOP shares allocated	155
June 30, 2014	$(3,611)

Unearned equity incentive plan shares
December 31, 2013	$(3,601)
Vesting of restricted stock	721
June 30, 2014	$(2,880)

Stock-based deferral plan shares
December 31, 2013	$(343)
June 30, 2014	$(343)

Total stockholders’ equity
December 31, 2013	$101,088
Repurchase of common stock	(3,863)
Issuance of common stock	25
Net income	1,345
Other comprehensive income	2,265
ESOP shares allocated	284
Stock-based compensation expense	557
Tax benefit from exercise/vesting of stock awards	26
June 30, 2014	$101,727

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2014	2013

Operating Activities
Net income	$1,345	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(1,458)	128
Provision for loss on foreclosed properties	154	1,422
Depreciation	467	575
Loss (gain) on sale of fixed and other assets	(1)	1
Loss (gain) on sale of foreclosed real estate	25	(54)
Deferred income tax expense (benefit)	885	(233)
Net amortization of premiums on securities	1,752	2,885
Gain on sale of investment securities	(207)	(689)
Net accretion of deferred fees on loans	(37)	(65)
Mortgage loans originated for sale	(19,253)	(64,721)
Proceeds from sale of mortgage loans	21,072	66,580
Gain on sale of mortgage loans	(436)	(1,151)
ESOP compensation expense	284	257
Stock-based compensation expense	937	441
Excess tax benefits from equity awards	(26)	-
Decrease (increase) in income tax receivable	(217)	110
Decrease (increase) in interest receivable	327	(26)
Net change in other assets and liabilities	1,028	1,291

Net cash provided by operating activities	6,641	7,285

Investing Activities
Purchases of securities available for sale	(18,117)	(55,043)
Proceeds from sales of securities available for sale	47,679	38,043
Proceeds from maturities and/or calls of securities available for sale	-	1,000
Principal repayments on mortgage-backed and asset-backed securities	8,172	23,360
Redemption of FHLB stock	229	298
Net increase in loans receivable	(22,993)	(30,413)
Additions to foreclosed real estate	(269)	(12)
Net proceeds from sales of foreclosed real estate	4,121	1,686
Purchases of premises and equipment	(118)	(213)
Net proceeds from sales of fixed and other assets	-	(1)

Net cash provided by (used in) investing activities	18,704	(21,295)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended
	June 30,
(dollars in thousands)	2014	2013

Financing Activities
Net increase in deposits	$19,897	$9,857
Net proceeds from (repayments of) overnight and short-term borrowings	(396)	10
Proceeds from the exercise of stock options	25	-
Excess tax benefits from equity awards	26	-
Common stock repurchased	(3,863)	(4,958)

Net cash provided by financing activities	15,689	4,909

Net increase (decrease) in cash and cash equivalents	41,034	(9,101)
Cash and cash equivalents at beginning of period	52,791	47,390

Cash and cash equivalents at end of period	$93,825	$38,289

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$1,783	$2,213
Income taxes	-	(702)

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$173	$291
Increase (decrease) in unrealized gains and losses on securities available for sale	3,837	(5,899)
Increase (decrease) in deferred income taxes resulting from other comprehensive income	(1,365)	2,635

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period.

Organization – ASB Bancorp, Inc. (the “Parent”) was incorporated on May 12, 2011 by Asheville Savings Bank, S.S.B. (the “Bank”) to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization.

The Bank is headquartered in Asheville, North Carolina and provides mortgage, consumer and commercial banking services primarily in Buncombe, Henderson, McDowell, Transylvania, and Madison counties in North Carolina and a loan production office in Charlotte, North Carolina. The Bank is regulated by the Office of the North Carolina Commissioner of Banks (“NCCoB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and the NCCoB.

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

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held to maturity and available for sale debt securities below their cost that are deemed to be other than temporary because of credit risk impairment are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (iv) whether it is more likely than not that the Company will be required to sell the investment prior to a recovery.

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

Commercial loans, as well as non-commercial loans that are classified as substandard and secured by real estate, are evaluated for impairment on a loan-by-loan basis and are considered impaired when it is probable, based on current information, that the borrower will be unable to pay contractual interest or principal as required by the loan agreement. Loans that experience insignificant payment delays and payment shortfalls are not necessarily considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment history, and the amount of the shortfall relative to the principal and interest owed. Loans that are deemed to be troubled debt restructurings, which are discussed below, are also included as impaired loans. Impaired loans are measured at their estimated fair value based on either the value of the loan’s expected future cash flows discounted at the loan’s effective interest rate or on the collateral value, net of the estimated costs of disposal, if the loan is collateral dependent. For loans considered impaired, an individual allowance for loan losses is recorded when the loan principal balance exceeds the estimated fair value.

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

Methodology Change – In the second quarter of 2014, the Bank accessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans. This modification resulted in further sub-segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-off rates created by three sub-segments of these loan classes against the significantly diminished or nonexistent current balances within these same loan sub-segments reflecting no continued credit exposure to the Bank. Specifically, additional sub-segments were identified where the Bank made (i) loans in excess of $2.5 million to construct commercial mixed-use buildings in small communities with low population growth, (ii) speculative loans to construct one-to-four family residences for the greater of 80% of the appraised value of the completed residence or 100% of the actual costs of construction, and (iii) loans secured by equity securities that do not have a readily determinable fair value.  This change in methodology resulted in a nonrecurring reduction of approximately $1.3 million in the Bank’s reserves for loans not considered impaired in the second quarter of 2014.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

	Beginning	OCI Before	Amount	Net	Ending
(dollars in thousands)	Balance	Reclassification	Reclassified	OCI	Balance

Three Months Ended June 30, 2014

Unrealized loss on securities	$(1,602)	$973	$(58)	$915	$(687)
Benefit plan liability	(4,421)	(90)	90	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(6,023)	$883	$32	$915	$(5,108)

Three Months Ended June 30, 2013

Unrealized gain (loss) on securities	$1,365	$(3,021)	$(418)	$(3,439)	$(2,074)
Benefit plan liability	(4,946)	(108)	108	-	(4,946)
Accumulated other comprehensive loss, net of tax	$(3,581)	$(3,129)	$(310)	$(3,439)	$(7,020)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Beginning	OCI Before	Amount	Net	Ending
(dollars in thousands)	Balance	Reclassification	Reclassified	OCI	Balance

Six Months Ended June 30, 2014

Unrealized loss on securities	$(2,952)	$2,394	$(129)	$2,265	$(687)
Benefit plan liability	(4,421)	(179)	179	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$2,215	$50	$2,265	$(5,108)

Six Months Ended June 30, 2013

Unrealized gain (loss) on securities	$1,879	$(3,540)	$(413)	$(3,953)	$(2,074)
Benefit plan liability	(4,946)	113	(113)	-	(4,946)
Accumulated other comprehensive loss, net of tax	$(3,067)	$(3,427)	$(526)	$(3,953)	$(7,020)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

	Amount Reclassified
Details About Accumulated Other	From Accumulated Other		Affected Line Item In The Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented
	Three	Three
	Months	Months
	Ended	Ended
	June 30,	June 30,
(dollars in thousands)	2014	2013

Reclassification of securities gains recognized in net income	$(93)	$(696)	Gain on sale of investment securities
Deferred income tax expense	35	278	Income tax provision (benefit)
Total reclassifications for the period	$(58)	$(418)	Net of tax

Net periodic pension benefit	$144	$164	Salaries and employee benefits
Deferred income tax benefit	(54)	(56)	Income tax provision (benefit)
Total reclassifications for the period	$90	$108	Net of tax

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Amount Reclassified
Details About Accumulated Other	From Accumulated Other		Affected Line Item In The Statement
Comprehensive Income Components	Comprehensive Income		Where Net Income Is Presented
	Six	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
(dollars in thousands)	2014	2013

Reclassification of securities gains recognized in net income	$(207)	$(689)	Gain on sale of investment securities
Deferred income tax expense	78	276	Income tax provision (benefit)
Total reclassifications for the period	$(129)	$(413)	Net of tax

Net periodic pension (cost) benefit	$287	$(171)	Salaries and employee benefits
Deferred income tax (benefit) expense	(108)	58	Income tax provision (benefit)
Total reclassifications for the period	$179	$(113)	Net of tax

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan to key officers and outside directors during the first quarter of 2013 and to additional key officers during the first and second quarters of 2014.  The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013

Numerator:
Net income (loss)	$941	$(206)	$1,345	$534

Denominator:
Weighted average common shares outstanding	4,884,819	5,303,708	4,956,835	5,382,221
Less: Weighted average unvested restricted shares	(178,706)	(223,382)	(186,987)	(180,187)
Less: Weighted average unallocated ESOP shares	(364,989)	(396,376)	(368,858)	(400,245)
Weighted average common shares used to compute net income (loss) per common share – Basic	4,341,124	4,683,950	4,400,990	4,801,789
Add: Effect of dilutive securities	41,536	-	39,269	99
Weighted average common shares used to compute net income (loss) per common share – Diluted	4,382,660	4,683,950	4,440,259	4,801,888

Net income (loss) per common share – Basic	$0.22	$(0.04)	$0.31	$0.11
Net income (loss) per common share – Diluted	$0.21	$(0.04)	$0.30	$0.11

For the three and six months ended June 30, 2014, options to purchase 469,502 and 473,020 shares of common stock, respectively, and 142,668 and 141,417 restricted shares for the three and six months ended June 30, 2014, respectively, were excluded from the computation of net income per common share because their effect would be anti-dilutive.  For the three months ended June 30, 2013, options to purchase 459,000 shares of common stock and 223,382 restricted stock shares were excluded from the computation of dilutive net loss per common share due to the net loss reported for the three-month period.  For the six months ended June 30, 2013, options to purchase 451,000 shares of common stock and 223,382 restricted shares were excluded from the computation of net income per common share because their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

Accounting Standards Update ASU 2013-11 – In July, 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which amends the disclosures for entities with unrecognized tax benefits for which a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists as of the reporting date.  ASU 2013-11 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Update ASU 2014-04 – In January, 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, amendments to Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure and clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  The amendments also outline interim and annual disclosure requirements.  ASU 2014-04 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2014.  A modified retrospective transition method or a prospective transition method when adopting this update are allowed.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2014

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$283	$-	$-	$283
After 1 year but within 5 years	1,043	-	(11)	1,032
After 5 years but within 10 years	1,149	-	(32)	1,117
Asset-backed securities issued by the Small Business Administration (SBA)	28,073	95	(78)	28,090
Residential mortgage-backed securities issued by GSE’s (1)	76,368	228	(547)	76,049
State and local government securities due -
After 1 year but within 5 years	586	2	-	588
After 5 years but within 10 years	9,373	54	(71)	9,356
After 10 years	33,300	107	(848)	32,559
Mutual funds	735	-	(1)	734
Total	$150,910	$486	$(1,588)	$149,808

December 31, 2013

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$321	$1	$-	$322
After 1 year but within 5 years	2,049	3	(22)	2,030
After 5 years but within 10 years	1,162	-	(65)	1,097
Asset-backed securities issued by the Small Business Administration (SBA)	29,482	234	(64)	29,652
Residential mortgage-backed securities issued by GSE’s (1)	100,230	237	(1,581)	98,886
State and local government securities due -
After 5 years but within 10 years	11,004	83	(399)	10,688
After 10 years	45,085	25	(3,169)	41,941
Mutual funds	728	-	(15)	713
Total	$190,061	$583	$(5,315)	$185,329

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at June 30, 2014 and December 31, 2013 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group	Amortized	Unrealized	Unrealized	Fair
(dollars in thousands)	Cost	Gains	Losses	Value

June 30, 2014

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,045	$89	$-	$1,134
Residential mortgage-backed securities issued by GSE’s (1)	642	48	-	690
State and local government securities due -
After 5 years but within 10 years	958	100	-	1,058
After 10 years	1,468	128	-	1,596
Total	$4,113	$365	$-	$4,478

December 31, 2013

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,052	$102	$-	$1,154
Residential mortgage-backed securities issued by GSE’s (1)	765	50	-	815
State and local government securities due -
After 5 years but within 10 years	956	77	-	1,033
After 10 years	1,468	62	-	1,530
Total	$4,241	$291	$-	$4,532

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at June 30, 2014 and December 31, 2013 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2014 and December 31, 2013. The total number of securities with unrealized losses at June 30, 2014 and December 31, 2013 were 63 and 116, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	June 30, 2014
	Less Than 12 Months		12 Months Or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

Securities Available For Sale

US GSE and agency	$-	$-	$2,149	$(43)	$2,149	$(43)
Asset-backed SBA	14,434	(45)	1,249	(33)	15,683	(78)
Residential mortgage-backed GSE (1)	7,390	(47)	27,611	(500)	35,001	(547)
State and local government	2,341	(7)	29,117	(912)	31,458	(919)
Mutual funds	734	(1)	-	-	734	(1)
Total temporarily impaired securities	$24,899	$(100)	$60,126	$(1,488)	$85,025	$(1,588)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at June 30, 2014 and December 31, 2013 or during the six- and twelve-month periods, respectively, then ended.

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

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage- backed securities at June 30, 2014 and December 31, 2013 or during the six- and twelve-month periods, respectively, then ended.

Investment securities pledged as collateral follows:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Pledged to Federal Reserve Discount Window	$6,613	$7,705
Pledged to repurchase agreements for commercial customers	1,395	1,392

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Interest income from taxable securities	$329	$573	$716	$1,341
Interest income from tax-exempt securities	324	356	673	673
Total interest income from securities	$653	$929	$1,389	$2,014

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Proceeds from sales of securities	$17,774	$17,093	$47,679	$38,043
Gross realized gains from sales of securities	328	696	554	689
Gross realized losses from sales of securities	(235)	-	(347)	-

3.	LOANS RECEIVABLE

Loans receivable by segment and class follow:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Commercial:
Commercial construction and land development	$17,032	$15,593
Commercial mortgage	180,569	171,993
Commercial and industrial	15,158	14,770
Total commercial	212,759	202,356
Non-commercial:
Non-commercial construction and land development	12,392	8,759
Residential mortgage	168,595	161,437
Revolving mortgage	51,780	49,561
Consumer	27,123	27,719
Total non-commercial	259,890	247,476
Total loans receivable	472,649	449,832
Less: Deferred loan fees	(637)	(598)
Total loans receivable net of deferred loan fees	472,012	449,234
Less: Allowance for loan losses	(5,770)	(7,307)
Loans receivable, net	$466,242	$441,927

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

		Special				Total
(dollars in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Loans

June 30, 2014

Commercial:
Commercial construction and land development	$16,697	$331	$4	$-	$-	$17,032
Commercial mortgage	159,153	20,502	914	-	-	180,569
Commercial and industrial	13,957	946	255	-	-	15,158
Total commercial	189,807	21,779	1,173	-	-	212,759
Non-commercial:
Non-commercial construction and land development	12,392	-	-	-	-	12,392
Residential mortgage	158,515	8,533	1,547	-	-	168,595
Revolving mortgage	48,585	2,551	644	-	-	51,780
Consumer	26,649	382	92	-	-	27,123
Total non-commercial	246,141	11,466	2,283	-	-	259,890
Total loans receivable	$435,948	$33,245	$3,456	$-	$-	$472,649

December 31, 2013

Commercial:
Commercial construction and land development	$15,236	$201	$156	$-	$-	$15,593
Commercial mortgage	148,482	22,620	891	-	-	171,993
Commercial and industrial	13,558	921	291	-	-	14,770
Total commercial	177,276	23,742	1,338	-	-	202,356
Non-commercial:
Non-commercial construction and land development	8,759	-	-	-	-	8,759
Residential mortgage	152,107	7,856	1,474	-	-	161,437
Revolving mortgage	46,257	2,711	593	-	-	49,561
Consumer	27,165	478	76	-	-	27,719
Total non-commercial	234,288	11,045	2,143	-	-	247,476
Total loans receivable	$411,564	$34,787	$3,481	$-	$-	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
		90 Days			Total
(dollars in thousands)	31-89 Days	Or More	Total	Current	Loans

June 30, 2014

Commercial:
Commercial construction and land development	$-	$-	$-	$17,032	$17,032
Commercial mortgage	-	-	-	180,569	180,569
Commercial and industrial	7	298	305	14,853	15,158
Total commercial	7	298	305	212,454	212,759
Non-commercial:
Non-commercial construction and land development	-	-	-	12,392	12,392
Residential mortgage	828	627	1,455	167,140	168,595
Revolving mortgage	315	53	368	51,412	51,780
Consumer	156	-	156	26,967	27,123
Total non-commercial	1,299	680	1,979	257,911	259,890
Total loans receivable	$1,306	$978	$2,284	$470,365	$472,649

December 31, 2013

Commercial:
Commercial construction and land development	$-	$11	$11	$15,582	$15,593
Commercial mortgage	372	-	372	171,621	171,993
Commercial and industrial	165	79	244	14,526	14,770
Total commercial	537	90	627	201,729	202,356
Non-commercial:
Non-commercial construction and land development	-	-	-	8,759	8,759
Residential mortgage	241	549	790	160,647	161,437
Revolving mortgage	434	24	458	49,103	49,561
Consumer	300	-	300	27,419	27,719
Total non-commercial	975	573	1,548	245,928	247,476
Total loans receivable	$1,512	$663	$2,175	$447,657	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	June 30, 2014		December 31, 2013
		Past Due		Past Due
		90 Days		90 Days
		Or More		Or More
		And Still		And Still
(dollars in thousands)	Nonaccruing	Accruing	Nonaccruing	Accruing

Commercial:
Commercial construction and land development	$-	$-	$11	$-
Commercial mortgage	914	-	373	-
Commercial and industrial	342	-	139	-
Total commercial	1,256	-	523	-
Non-commercial:
Residential mortgage	627	-	549	-
Revolving mortgage	144	-	116	-
Consumer	7	-	9	-
Total non-commercial	778	-	674	-
Total loans receivable	$2,034	$-	$1,197	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $14.5 million at June 30, 2014 and $14.2 million at December 31, 2013.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
		Non-			Non-
(dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total

Balance at beginning of period	$4,609	$2,580	$7,189	$4,560	$2,747	$7,307
Recovery of loan losses	(1,184)	(206)	(1,390)	(1,137)	(321)	(1,458)
Charge-offs	-	(56)	(56)	-	(150)	(150)
Recoveries	16	11	27	18	53	71
Balance at end of period	$3,441	$2,329	$5,770	$3,441	$2,329	$5,770

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
		Non-			Non-
(dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total

Balance at beginning of period	$5,042	$3,511	$8,553	$4,860	$3,653	$8,513
Provision for (recovery of) loan losses	243	(227)	16	415	(287)	128
Charge-offs	(20)	(67)	(87)	(20)	(172)	(192)
Recoveries	29	12	41	39	35	74
Balance at end of period	$5,294	$3,229	$8,523	$5,294	$3,229	$8,523

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
	Loans			Loans
	Individually			Individually
	Evaluated	Loans		Evaluated	Loans
	For	Collectively		For	Collectively
(dollars in thousands)	Impairment	Evaluated	Total	Impairment	Evaluated	Total

June 30, 2014

Commercial:
Commercial construction and land development	$-	$284	$284	$-	$17,032	$17,032
Commercial mortgage	270	2,590	2,860	4,097	176,472	180,569
Commercial and industrial	80	217	297	272	14,886	15,158
Total commercial	350	3,091	3,441	4,369	208,390	212,759
Non-commercial:
Non-commercial construction and land development	-	95	95	-	12,392	12,392
Residential mortgage	96	957	1,053	2,872	165,723	168,595
Revolving mortgage	105	658	763	222	51,558	51,780
Consumer	-	418	418	-	27,123	27,123
Total non-commercial	201	2,128	2,329	3,094	256,796	259,890
Total loans receivable	$551	$5,219	$5,770	$7,463	$465,186	$472,649

December 31, 2013

Commercial:
Commercial construction and land development	$8	$828	$836	$150	$15,443	$15,593
Commercial mortgage	617	2,576	3,193	4,075	167,918	171,993
Commercial and industrial	81	450	531	307	14,463	14,770
Total commercial	706	3,854	4,560	4,532	197,824	202,356
Non-commercial:
Non-commercial construction and land development	-	366	366	-	8,759	8,759
Residential mortgage	100	974	1,074	2,995	158,442	161,437
Revolving mortgage	114	720	834	346	49,215	49,561
Consumer	-	473	473	-	27,719	27,719
Total non-commercial	214	2,533	2,747	3,341	244,135	247,476
Total loans receivable	$920	$6,387	$7,307	$7,873	$441,959	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
	Unpaid	With A	With No		Related
	Principal	Recorded	Recorded		Recorded
(dollars in thousands)	Balance	Allowance	Allowance	Total	Allowance

June 30, 2014

Commercial:
Commercial mortgage	$4,142	$3,456	$641	$4,097	$270
Commercial and industrial	659	194	78	272	80
Total commercial	4,801	3,650	719	4,369	350
Non-commercial:
Residential mortgage	3,030	1,202	1,670	2,872	96
Revolving mortgage	265	222	-	222	105
Total non-commercial	3,295	1,424	1,670	3,094	201
Total impaired loans	$8,096	$5,074	$2,389	$7,463	$551

December 31, 2013

Commercial:
Commercial construction and land development	$155	$138	$11	$149	$8
Commercial mortgage	4,100	3,468	607	4,075	617
Commercial and industrial	692	210	97	307	81
Total commercial	4,947	3,816	715	4,531	706
Non-commercial:
Residential mortgage	3,138	1,272	1,724	2,996	100
Revolving mortgage	350	346	-	346	114
Total non-commercial	3,488	1,618	1,724	3,342	214
Total impaired loans	$8,435	$5,434	$2,439	$7,873	$920

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended		Three Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$-	$-	$142	$2
Commercial mortgage	4,100	36	4,033	45
Commercial and industrial	277	1	345	2
Total commercial	4,377	37	4,520	49
Non-commercial:
Residential mortgage	2,803	22	3,077	29
Revolving mortgage	251	2	197	2
Total non-commercial	3,054	24	3,274	31
Total loans receivable	$7,431	$61	$7,794	$80

	Six Months Ended		Six Months Ended
	June 30, 2014		June 30, 2013
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(dollars in thousands)	Investment	Recognized	Investment	Recognized

Commercial:
Commercial construction and land development	$46	$1	$149	$4
Commercial mortgage	4,092	78	3,909	89
Commercial and industrial	285	3	354	3
Total commercial	4,423	82	4,412	96
Non-commercial:
Residential mortgage	2,867	47	2,992	54
Revolving mortgage	292	2	199	3
Total non-commercial	3,159	49	3,191	57
Total loans receivable	$7,582	$131	$7,603	$153

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The Bank restructured no loans during the three months ended June 30, 2014.  The Bank extended the payment terms on two loans during the six months ended June 30, 2014.  The Bank extended the payment terms on one loan during the three months ended June 30, 2013 and on two loans during the six months ended June 30, 2013.  The Bank reduced the interest rate below market levels on two loans during the six months ended June 30, 2013.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	Of	Recorded	Recorded	Of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment

Extended payment terms

Non-commercial:
Residential mortgage	-	$-	$-	1	$69	$69
Total non-commercial	-	-	-	1	69	69
Total loans modified with extended payment terms	-	-	-	1	69	69

Total loans modified	-	$-	$-	1	$69	$69

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	Of	Recorded	Recorded	Of	Recorded	Recorded
(dollars in thousands)	Loans	Investment	Investment	Loans	Investment	Investment

Below market interest rate

Non-commercial:
Residential mortgage	-	$-	$-	2	$147	$146
Total non-commercial	-	-	-	2	147	146
Total loans modified with below market interest rate	-	-	-	2	147	146

Extended payment terms

Commercial:
Commercial mortgage	-	-	-	1	89	89
Total commercial	-	-	-	1	89	89
Non-commercial:
Residential mortgage	2	67	93	1	69	69
Total non-commercial	2	67	93	1	69	69
Total loans modified with extended payment terms	2	67	93	2	158	158

Total loans modified	2	$67	$93	4	$305	$304

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months or six months ended June 30, 2014 and June 30, 2013.

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

The Bank’s loans that were considered to be troubled debt restructurings follow:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Nonperforming restructured loans	$465	$519
Performing restructured loans	4,993	5,255
Total	$5,458	$5,774

5.	BENEFIT PLANS

Defined Benefit Plans – In January 2013, the Board of Directors amended the Bank’s Qualified and Non-Qualified pension plans, effective March 31, 2013, to curtail or eliminate benefits under the plans for services to be performed in future periods.  During 2013, pension expense was decreased by a $499,000 one-time credit that resulted from the curtailment of benefits for future service.

Net periodic cost (benefit) related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$12	$10	$25	$20
Amortization of net loss	7	9	14	18
Curtailment credit	-	-	-	(34)
Net periodic pension cost	$19	$19	$39	$4

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$250	$226	$500	$453
Expected return on plan assets	(248)	(246)	(495)	(493)
Amortization of net loss	137	155	273	310
Curtailment credit	-	-	-	(465)
Net periodic pension cost (benefit)	$139	$135	$278	$(195)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

Employee Stock Ownership Plan – In conjunction with the Parent’s initial public offering in 2011, the Bank established an ESOP to provide eligible employees the opportunity to own Parent stock. The Parent provided a loan to the ESOP in the amount of $4,468,000, which was used to purchase 446,764 shares of the Parent’s common stock at a price of $10.00 per share in the Parent’s initial public offering. The loan bears a fixed interest rate of 3.25% and provides for annual payments of interest and principal over the 15 year term of the loan.

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

Shares held by the ESOP include the following:

June 30,
2014

Allocated ESOP shares, December 31, 2013	69,778
ESOP shares committed to be released during the period	15,565
Unallocated ESOP shares	361,075
Total ESOP shares	446,418

Fair value of unallocated ESOP shares (dollars in thousands)	$7,572

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2014	2013	2014	2013

ESOP expense	$148	$129	$284	$257

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

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

Share-based compensation expenses related to restricted stock and stock options recognized for the three and six months ended June 30, 2014 were $660,000 and $937,000, respectively, and were $277,000 and $441,000, respectively for the same periods of 2013.  Compensation expense for the three and six months ended June 30, 2014 includes $380,000 that was recognized for accelerated vesting of restricted stock and stock options due to the medical disability of an executive officer.

The table below presents restricted stock award activity for the six months ended June 30, 2014:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Unvested restricted shares at December 31, 2013	223,382	$15.71
Granted	3,600	17.51
Vested	(61,476)	15.71
Forfeited	(3,600)	15.71
Unvested restricted shares at June 30, 2014	161,906	$15.75

At June 30, 2014, unrecognized compensation expense, adjusted for expected forfeitures, was $2.0 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 3.63 years at June 30, 2014.  During the first six months of 2014, 61,476 shares of restricted stock vested and 44,676 shares were released to participants.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

The table below presents stock option activity for the six months ended June 30, 2014:

	Stock		Weighted	Remaining	Aggregate
	Options	Stock	Average	Contractual	Intrinsic
	Available For	Options	Exercise	Life	Value
	Granting	Outstanding	Price	(in years)	(in thousands)

Outstanding at December 31, 2013	99,455	459,000	$15.71	9.10	$707
Granted	(24,000)	24,000	18.33
Exercised	-	(1,600)	17.80
Forfeited	6,400	(6,400)	15.71
Expired	-	-	-
Outstanding at June 30, 2014	81,855	475,000	$15.84	8.66	$2,435
Options exercisable at June 30, 2014		123,000	$15.71	8.60	$647

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the six months ended June 30, 2014 and 2013.

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

Fair value per option award	$5.91	$4.79
Expected life in years	6.5 years	6.5 years
Expected stock price volatility	27.34%	27.54%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.04%	1.26%
Expected forfeiture rate	6.39%	5.63%

At June 30, 2014, the Company had $1.4 million of unrecognized compensation expense related to stock options.  The period over which compensation cost related to unvested stock options was 3.70 years at June 30, 2014.  There were 123,000 options vested and exercisable at June 30, 2014.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	June 30,	December 31,
(dollars in thousands)	2014	2013

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$129,451	$127,411
Commitments under standby letters of credit	76	76
Total	$129,527	$127,487

Concentrations of Credit Risk - The Bank’s primary market area consists of full service banking centers in Buncombe, Henderson, McDowell, Transylvania and Madison counties of North Carolina and a loan production office in Charlotte, North Carolina.  The majority of the Bank’s loans are residential mortgage loans and commercial real estate loans. The Bank’s policy generally will allow residential mortgage loans up to 80% of the value of the real estate that is pledged as collateral or up to 95% with private mortgage insurance and commercial real estate loans up to 85% of the value of the real estate that serves as collateral to secure the loan.

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

Litigation - The Bank is periodically involved in legal actions in the normal course of business. The Bank is not a party to any pending legal proceedings that, after consultation with its legal counsel, the Bank’s management believes would have a material adverse effect on the Bank’s financial condition, results of operations, or cash flows.

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013 and an additional $100,000 during the first six months of 2014.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of June 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
					Carrying
					Amount In
				Estimated	Balance
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Sheet

June 30, 2014

Financial assets:
Cash and cash equivalents	$93,825	$-	$-	$93,825	$93,825
Securities available for sale	734	149,074	-	149,808	149,808
Securities held to maturity	-	4,478	-	4,478	4,113
Investments in FHLB stock	-	-	2,902	2,902	2,902
Loans held for sale	-	2,800	-	2,800	2,759
Loans receivable, net	-	-	466,196	466,196	466,242
Accrued interest receivable	-	-	2,200	2,200	2,200
Deferred compensation assets	1,356	-	-	1,356	1,356

Financial liabilities:
Demand deposits	-	-	432,201	432,201	432,201
Time deposits	-	-	160,530	160,530	160,482
Repurchase agreements	-	-	386	386	391
Federal Home Loan Bank Advances	-	-	54,214	54,214	50,000
Deferred compensation liabilities	1,356	-	-	1,356	1,356
Accrued interest payable	-	-	125	125	125

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
					Carrying
					Amount In
				Estimated	Balance
(dollars in thousands)	Level 1	Level 2	Level 3	Fair Value	Sheet

December 31, 2013

Financial assets:
Cash and cash equivalents	$52,791	$-	$-	$52,791	$52,791
Securities available for sale	713	184,616	-	185,329	185,329
Securities held to maturity	-	4,532	-	4,532	4,241
Investments in FHLB stock	-	-	3,131	3,131	3,131
Loans held for sale	-	4,204	-	4,204	4,142
Loans receivable, net	-	-	443,211	443,211	441,927
Accrued interest receivable	-	-	2,527	2,527	2,527
Deferred compensation assets	1,375	-	-	1,375	1,375

Financial liabilities:
Demand deposits	-	-	405,722	405,722	405,722
Time deposits	-	-	167,255	167,255	167,064
Repurchase agreements	-	-	783	783	787
Federal Home Loan Bank Advances	-	-	54,715	54,715	50,000
Deferred compensation liabilities	1,375	-	-	1,375	1,375
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2014.

(dollars in thousands)	Fair Value Measurement Using			Total
				Carrying	Assets/
				Amount In	Liabilities
				Balance	Measured At
Description	Level 1	Level 2	Level 3	Sheets	Fair Value

June 30, 2014

Securities available for sale:
U.S. GSE and agency securities	$-	$2,432	$-	$2,432	$2,432
Asset-backed SBA securities	-	28,090	-	28,090	28,090
Residential mortgage-backed securities issued by GSE’s	-	76,049	-	76,049	76,049
State and local government securities	-	42,503	-	42,503	42,503
Mutual funds	734	-	-	734	734
Total	$734	$149,074	$-	$149,808	$149,808

Defined benefit plan assets:
Cash and cash equivalents	$641	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	14,237	-	-
Equity security mutual funds	3,366	-	-
Total	$18,389	$-	$-

December 31, 2013

Securities available for sale:
U.S. GSE and agency securities	$-	$3,449	$-	$3,449	$3,449
Asset-backed SBA securities	-	29,652	-	29,652	29,652
Residential mortgage-backed securities issued by GSE’s	-	98,886	-	98,886	98,886
State and local government securities	-	52,629	-	52,629	52,629
Mutual funds	713	-	-	713	713
Total	$713	$184,616	$-	$185,329	$185,329

Defined benefit plan assets:
Cash and cash equivalents	$275	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	13,037	-	-
Equity security mutual funds	3,554	-	-
Total	$17,011	$-	$-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

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

(dollars in thousands)	Fair Value Measurement Using			Total
				Carrying	Assets/
				Amount In	Liabilities
				Balance	Measured At
Description	Level 1	Level 2	Level 3	Sheets (1)	Fair Value (1)

June 30, 2014

Impaired loans	$-	$-	$5,244	$5,244	$5,244
Foreclosed properties	-	-	5,785	5,785	5,785

December 31, 2013

Impaired loans	$-	$-	$5,011	$5,011	$5,011
Foreclosed properties	-	-	6,044	6,044	6,044

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the six months ended June 30, 2014 or 2013.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

				Discount
				Range
	Fair			(Weighted
(dollars in thousands)	Value (1)	Valuation Technique	Unobservable Input	Average)

June 30, 2014

Impaired loans	$5,244	Discounted appraisals (2)	Collateral discounts (3)	1%-50% (15%)
Foreclosed properties	5,785	Discounted appraisals (2)	Collateral discounts (3)	0%-38% (9%)

December 31, 2013

Impaired loans	$5,011	Discounted appraisals (2)	Collateral discounts (3)	1%-50% (14%)
Foreclosed properties	6,044	Discounted appraisals (2)	Collateral discounts (3)	0%-38% (10%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	SUBSEQUENT EVENTS

On July 18, 2014, the Company entered into a privately negotiated stock repurchase agreement to repurchase 392,900 shares of its common stock from one of its large institutional shareholders for an aggregate purchase price of $7,858,000, or $20.00 per share.  The stock repurchased on July 18, 2014 caused the holdings of the Company's largest shareholder to exceed 10%, so on July 24, 2014 the Company entered into a privately negotiated stock repurchase agreement to repurchase 60,000 shares of its common stock from its largest shareholder in order to reduce the shareholder's position to an amount below 10%.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;
•	a decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in technology;
•	our ability to attract and retain key personnel;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and
•	the risks outlined in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

During the three- and six-month periods ended June 30, 2014, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See notes 1 and 4 of the notes to consolidated financial statements included in this quarterly report.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management estimates the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other than temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 2 and 7 of the notes to consolidated financial statements included in this quarterly report.

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of FASB ASC Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation.  See notes 1 and 5 of the notes to consolidated financial statements included in this quarterly report.

Valuation of Stock-Based Compensation. The Company accounts for its stock options and restricted stock in accordance with FASB ASC Topic 718: Compensation – Stock Compensation (“FASB ASC Topic 718”).  FASB ASC Topic 718 requires companies to expense the fair value of stock-based compensation.  Management uses the Black-Scholes option valuation model and the fair value of stock at date of grant to estimate the fair value of stock options and restricted stock, respectively.  These valuations require the input of highly subjective assumptions, including expected stock price volatility and option life stipulated for stock option awards. These subjective input assumptions materially affect the fair value estimate.

Foreclosed Real Estate.  The Company's valuations of its foreclosed real estate involve significant judgments and assumptions by management, which have a material impact on the reported values of foreclosed real estate assets and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Foreclosed Real Estate” under note 1 of the notes to consolidated financial statements included in this quarterly report.

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at June 30, 2014 and our operating performance for the three- and six-month periods ended June 30, 2014. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

The following table provides the changes in our significant asset and liability categories at June 30, 2014 compared to December 31, 2013.

	June 30,	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$82,777	$43,795	$38,982	89.0%
Investment securities	153,921	189,570	(35,649)	-18.8%
Investments held at cost	2,902	3,131	(229)	-7.3%
Loans held for sale	2,759	4,142	(1,383)	-33.4%
Loans receivable, net of deferred fees	472,012	449,234	22,778	5.1%
Total interest-earning assets	714,371	689,872	24,499	3.6%

Noninterest-earning assets
Cash and due from banks	11,048	8,996	2,052	22.8%
Allowance for loan losses	(5,770)	(7,307)	1,537	21.0%
Premises and equipment, net of accumulated depreciation	12,145	12,493	(348)	-2.8%
Foreclosed real estate	10,375	14,233	(3,858)	-27.1%
Deferred income tax assets, net of deferred income tax liabilities	5,491	7,741	(2,250)	-29.1%
Other assets	6,836	7,007	(171)	-2.4%
Total noninterest-earning assets	40,125	43,163	(3,038)	-7.0%

Total assets	$754,496	$733,035	$21,461	2.9%

Interest-bearing liabilities
Interest-bearing deposits	$503,897	$498,767	$5,130	1.0%
Overnight and short-term borrowings	391	787	(396)	-50.3%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	554,288	549,554	4,734	0.9%

Noninterest-bearing liabilities
Noninterest-bearing deposits	88,786	74,019	14,767	20.0%
Accounts payable and other liabilities	9,695	8,374	1,321	15.8%
Total noninterest-bearing liabilities	98,481	82,393	16,088	19.5%

Total liabilities	652,769	631,947	20,822	3.3%

Total equity	101,727	101,088	639	0.6%

Total liabilities and equity	$754,496	$733,035	$21,461	2.9%

Cash and cash equivalents	$93,825	$52,791	$41,034	77.7%
Total core deposits (excludes certificate accounts)	432,201	405,722	26,479	6.5%
Total certificates of deposit	160,482	167,064	(6,582)	-3.9%
Total deposits	592,683	572,786	19,897	3.5%
Total funding liabilities	643,074	623,573	19,501	3.1%

Assets. Total assets increased $21.5 million, or 2.9%, to $754.5 million at June 30, 2014 from $733.0 million at December 31, 2013. Cash and cash equivalents increased $41.0 million, or 77.7%, to $93.8 million at June 30, 2014 from $52.8 million at December 31, 2013 in anticipation of loan growth. Investment securities decreased $35.7 million, or 18.8%, to $153.9 million at June 30, 2014 from $189.6 million at December 31, 2013, primarily due to the sale of investment securities to fund anticipated loan growth. Loans receivable, net of deferred fees, increased $22.8 million, or 5.1%, to $472.0 million at June 30, 2014 from $449.2 million at December 31, 2013 as new loan originations exceeded loan repayments, prepayments and foreclosures.

	Six Months Ended
	June 30,
(dollars in thousands)	2014	2013

Loans originated:
Commercial:
Commercial mortgage	$31,567	$55,305
Construction and land development	1,928	8,257
Commercial and industrial	3,735	5,286
Non-commercial
Residential mortgage	27,984	74,674
Construction and land development	11,909	8,662
Revolving mortgage	9,002	5,091
Consumer	7,165	11,976
Total loans originated	$93,290	$169,251

Loan principal payments, prepayments and payoffs	$50,532	$72,749

Residential mortgage loans sold	$21,072	$66,580

Nonperforming Assets. Nonperforming assets totaled $12.4 million, or 1.64% of total assets, at June 30, 2014, compared to $15.4 million, or 2.10% of total assets, at December 31, 2013. Nonperforming assets included $2.0 million in nonperforming loans and $10.4 million in foreclosed real estate at June 30, 2014 compared to $1.2 million and $14.2 million, respectively, at December 31, 2013.

Nonperforming loans increased $837,000 to $2.0 million, or 0.43% of total loans, at June 30, 2014 from $1.2 million, or 0.27% of total loans, at December 31, 2013.  At June 30, 2014, nonperforming loans included seven residential mortgage loans that totaled $627,000, two commercial mortgage loans that totaled $914,000, three revolving home equity loans that totaled $144,000 and five commercial and industrial loans that totaled $342,000.  As of June 30, 2014, the nonperforming loans had specific reserves totaling $132,000.

TDRs at June 30, 2014 totaled $5.5 million compared to $5.8 million at December 31, 2013. There were two additions to TDRs during the six months ended June 30, 2014. At June 30, 2014, $465,000 of the total $5.5 million of TDRs were not performing.

Foreclosed real estate at June 30, 2014 included 12 properties with a total recorded amount of $10.4 million compared to 11 properties with a total recorded amount of $14.2 million at December 31, 2013. During the six months ended June 30, 2014, three new properties totaling $173,000 were added to foreclosed real estate, while two properties totaling $388,000 were sold.  In addition, the Bank sold 28 of its 44 units in a mixed-use condominium complex for net proceeds of $3.7 million.  The Bank also recorded $269,000 in capital additions and $154,000 in loss provisions during the first six months of 2014.

Liabilities. Total deposits increased $19.9 million, or 3.5%, to $592.7 million at June 30, 2014 from $572.8 million at December 31, 2013. During the six months ended June 30, 2014, the Company continued its focus on core deposit growth, from which it excludes certificates of deposit.  Core deposits increased $26.5 million, or 6.5%, to $432.2 million at June 30, 2014 from $405.7 million at December 31, 2013.

Commercial checking and money market accounts increased $15.9 million to $111.1 million at June 30, 2014 from $95.2 million at December 31, 2013, reflecting expanded sources of lower cost funding.  The addition of deposit relationships in conjunction with new commercial loans significantly contributed to this increase and reflects a commitment to establishing diversified relationships with business clients.

Over the same period, certificates of deposit decreased $6.6 million, or 3.9%, to $160.5 million at June 30, 2014 from $167.1 million at December 31, 2013.  Accounts payable and other liabilities increased $1.3 million, or 15.5%, to $9.7 million at June 30, 2014 from $8.4 million at December 31, 2013.

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Overview.  Net income was $941,000, or $0.21 per diluted share, for the quarter ended June 30, 2014 compared to a net loss of $206,000, or $0.04 per diluted share, for the quarter ended June 30, 2013. The provision for loan losses was a recovery of $1.4 million for the second quarter of 2014 compared to an expense of $16,000 for the same period of 2013.  Noninterest expenses decreased $1.2 million and noninterest income decreased $968,000 during the second quarter of 2014 compared to the second quarter of 2013. Noninterest expenses for the second quarter of the previous year included an additional $1.2 million write-down of the Bank’s largest foreclosed property, compared to a write-down of $133,000 in 2014.  The residential units of this mixed-use property were sold during the second quarter of 2014.  Net interest income increased $305,000, which was the result of a $213,000 decrease in interest expense that was partially offset by an increase of $92,000 in total interest and dividend income.  The income tax provision increased $787,000 for the quarter ended June 30, 2014 compared to the same quarter of 2013, primarily due to pre-tax income in the second quarter of 2014 compared to a pre-tax loss in the second quarter of 2013.

Three Months Ended
June 30,
(dollars in thousands)	2014	2013	$ Change	% Change

Interest and dividend income	$5,771	$5,679	$92	1.6%
Interest expense	886	1,099	(213)	-19.4%
Net interest income	4,885	4,580	305	6.7%
Provision for (recovery of) loan losses	(1,390)	16	(1,406)	n/	m
Net interest income after provision for loan losses	6,275	4,564	1,711	37.5%
Noninterest income	1,554	2,522	(968)	-38.4%
Noninterest expenses	6,350	7,541	(1,191)	-15.8%
Income (loss) before income tax provision (benefit)	1,479	(455)	1,934	425.1%
Income tax provision (benefit)	538	(249)	787	316.1%
Net income (loss)	941	(206)	1,147	556.8%

Net Interest Income.  Net interest income increased by $305,000, or 6.7%, to $4.9 million for the three months ended June 30, 2014 compared to $4.6 million for the three months ended June 30, 2013. Interest expense decreased $213,000, or 19.4%, to $886,000 for the three months ended June 30, 2014 from $1.1 million for the three months ended June 30, 2013, primarily due to a 14 basis point reduction in the average rate paid on interest-bearing liabilities and a decrease of $15.1 million in the average balance of total interest-bearing liabilities. Total interest and dividend income increased $92,000, or 1.6%, to $5.8 million for the three months ended June 30, 2014 from $5.7 million for the three months ended June 30, 2013, primarily as a result of an increase of $54.6 million in average loan balances, which was partially offset by a decrease of 25 basis points in the average yield on loans. The average balance of mortgage-backed and similar securities decreased $92.0 million for the three months ended June 30, 2014, which was partially offset by an increase of 14 basis points in the average yield compared to the same period of 2013.

Interest income on loans increased $333,000, or 7.1%, to $5.0 million during the three months ended June 30, 2014, primarily due to an increase in average outstanding loans of $54.6 million, or 13.4%. Loan originations decreased $40.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013, while residential mortgage loan sales decreased by $23.5 million. Loan principal repayments decreased $14.6 million to $27.4 million for the three months ended June 30, 2014 from $42.0 million for the three months ended June 30, 2013. The average balance of investment securities decreased $13.0 million, or 18.6%, to $57.0 million for the three months ended June 30, 2014, while the average balance of mortgage-backed securities decreased $92.0 million, or 48.8%, to $96.4 million from $188.4 million over the same comparable three-month periods. The average balance of mortgage-backed securities decreased as securities were sold in part to fund anticipated loan originations.

The previously discussed $213,000 decrease in interest expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to the decrease in interest paid on deposits, resulting from a 15 basis point decline in deposit rates and a $15.0 million decrease in the average deposit balance.

Provision for Loan Losses. The provision for loan losses was a credit of $(1.4) million for the three months ended June 30, 2014 compared to a provision expense of $16,000 for the three months ended June 30, 2013.  In the second quarter of 2014, the Bank accessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans. This modification resulted in further sub-segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-off rates created by three sub-segments of these loan classes against the significantly diminished or nonexistent current balances within these same loan sub-segments reflecting no continued credit exposure to the Bank. Specifically, additional sub-segments were identified where the Bank made (i) loans in excess of $2.5 million to construct commercial mixed-use buildings in small communities with low population growth, (ii) speculative loans to construct one-to-four family residences for the greater of 80% of the appraised value of the completed residence or 100% of the actual costs of construction, and (iii) loans secured by equity securities that do not have a readily determinable fair value. This change in methodology resulted in a nonrecurring reduction of approximately $1.3 million in the Bank’s reserves for loans not considered impaired in the second quarter of 2014.  The allowance for loan losses totaled $5.8 million, or 1.22% of total loans, at June 30, 2014 compared to $7.3 million, or 1.63% of total loans, at December 31, 2013. The Company charged off $56,000 in loans during the three months ended June 30, 2014 compared to $87,000 during the three months ended June 30, 2013.

Noninterest Income. Noninterest income decreased $968,000, or 38.4%, to $1.6 million for the three months ended June 30, 2014 from $2.5 million for the three months ended June 30, 2013. Factors that contributed to the decrease in noninterest income during the 2014 period were decreases of $603,000 in gains from the sale of investment securities, $347,000 in mortgage banking income and $41,000 in deposit and other service charge income, which were partially offset by an increase of $29,000 in debit card services. The decrease in investment security gains resulted primarily from sales of fewer investment securities at smaller net gains to fund loan growth, and the decrease in mortgage banking income was attributable to lower volumes of mortgage loans sold. The decrease in deposit and other service charge income was primarily the result of lower ATM and deposit overdraft fees.

Noninterest Expenses.  Noninterest expenses decreased $1.2 million, or 15.8%, to $6.4 million for the three months ended June 30, 2014 from $7.5 million for the three months ended June 30, 2013. The decrease was primarily attributable to decreases of $1.2 million in foreclosed property expenses, $67,000 in advertising and $54,000 in occupancy expenses, which were partially offset by increases of $168,000 in salaries and employee benefits and $58,000 in professional and outside services.  The increase in salaries and benefits was primarily due to a $380,000 additional expense for accelerated vesting related to the disability of an executive officer participating in the Bank’s equity incentive plan, which was partially offset by a net decrease of $212,000 in other employee compensation expenses.  The decrease in foreclosed property expenses related to a $1.2 million write-down in the prior year on the Bank’s largest foreclosed property comprised of condominium units compared to a write-down of $133,000 in 2014.  The residential condominium units of this property were sold during the second quarter of 2014.

Income Tax Provision. Income tax provision increased $787,000 to $538,000 tax expense for the three months ended June 30, 2014 from an income tax benefit of $249,000 for the three-month period ended June 30, 2013, primarily due to an increase in pre-tax income.  The effective tax rate was 36.38% for the three months ended June 30, 2014 compared to 54.73% for the three months ended June 30, 2013, with the decrease primarily resulting from the effects of favorable permanent tax differences relative to the size of the pre-tax income in 2014 compared to 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

Overview. Net income was $1.3 million, or $0.30 per diluted share, for the six months ended June 30, 2014 compared to $534,000, or $0.11 per diluted share, for the six months ended June 30, 2013. Income before income taxes increased $1.4 million, primarily due to a decrease of $1.6 million in the provision for loan losses, an increase of $530,000 in net interest income and a decrease of $651,000 in noninterest expenses, which were partially offset by a decrease of $1.4 million in noninterest income.

Six Months Ended
June 30,
(dollars in thousands)	2014	2013	$ Change	% Change

Interest and dividend income	$11,512	$11,425	$87	0.8%
Interest expense	1,773	2,216	(443)	-20.0%
Net interest income	9,739	9,209	530	5.8%
Provision for (recovery of) loan losses	(1,458)	128	(1,586)	n/	m
Net interest income after provision for (recovery of) loan losses	11,197	9,081	2,116	23.3%
Noninterest income	3,010	4,410	(1,400)	-31.7%
Noninterest expenses	12,210	12,861	(651)	-5.1%
Income before income tax provision	1,997	630	1,367	217.0%
Income tax provision	652	96	556	579.2%
Net income	1,345	534	811	151.9%

Net Interest Income. Net interest income increased by $530,000, or 5.8%, to $9.7 million for the six months ended June 30, 2014 compared to $9.2 million for the six months ended June 30, 2013. Interest expense decreased $443,000, or 20.0%, to $1.8 million for the six months ended June 30, 2014 from $2.2 million for the six months ended June 30, 2013, primarily due to a 17 basis point reduction in the average rate paid on interest-bearing deposits and a decrease of $14.3 million in the average balance of total interest-bearing deposits.  The lower cost of interest-bearing deposits was primarily attributable to an average rate reduction of 23 basis points on certificates of deposit, as well as a lower average balance of certificates of deposit, and reductions in average rates paid on NOW and money market accounts, which were partially offset by increases in the average balances of NOW, money market and savings accounts as the Company continued its focus on core deposit growth, from which it excludes certificates of deposit.

Total interest and dividend income increased $87,000 to $11.5 million for the six months ended June 30, 2014 compared to $11.4 million for the six months ended June 30, 2013. The average balance of total interest-earning assets decreased $7.1 million, which was partially offset by a 6 basis point increase in the average yields on interest-earning assets.  Interest income on loans increased $655,000, primarily attributable to a $54.8 million increase in the average balance of loans, partially offset by a 27 basis point reduction in the yield earned on loans in 2014.  Interest on securities decreased $625,000 in 2014 primarily as a result of an $86.4 million decrease in the average balance of mortgage-backed and similar securities, coupled with a 2 basis point reduction in yield earned on these securities.

Provision for Loan Losses. The Bank recorded a credit to its loan losses in the amount of $(1.5) million for the six months ended June 30, 2014 compared to a provision expense of $128,000 for the six months ended June 30, 2013.  As was the case for the second quarter of 2014, the decrease in the six-month provision for loan losses primarily resulted from a $1.3 million reduction in the Bank’s loan loss reserves due to a modification of its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans. Charge-offs were $150,000 for the first six months of 2014 compared to $192,000 for the first six months of 2013.

Noninterest Income.  Noninterest income decreased $1.4 million to $3.0 million for the six months ended June 30, 2014 from $4.4 million for the six months ended June 30, 2013.  Factors that contributed to the decrease in noninterest income during the 2014 period were decreases of $715,000 in mortgage banking income, $482,000 in securities gains, $174,000 in other income from an investment in a Small Business Investment Company and $86,000 in deposit fees, which were partially offset by $48,000 in higher income from debit card services. The decrease in mortgage banking income was attributable to lower volumes of mortgage loans sold.  The decrease in deposit fees was primarily the result of lower ATM and deposit overdraft fees.

Noninterest Expenses. Noninterest expenses decreased $651,000, or 5.1%, to $12.2 million for the six months ended June 30, 2014 from $12.9 million for the six months ended June 30, 2013. The lower 2014 noninterest expenses primarily reflected a decrease in foreclosed property expenses of $1.2 million compared to the first six months of 2013, which was partially offset by higher compensation expenses.  As discussed above, compensation expenses in the first six months of 2014 included an increase of $380,000 in equity incentive plan expenses related to accelerated vesting for disability and an increase of $69,000 in other employee benefit plan expenses, which were partially offset by a decrease of $285,000 in employee compensation expenses and expense reductions in most other categories. Compensation expenses in the first six months of 2013 included a $499,000 one-time credit to pension expense resulting from the curtailment of benefits for future service.

Income Tax Provision. Income tax expense increased by $556,000 for the six months ended June 30, 2014 compared to the six-month period ended June 30, 2013, primarily due to an increase in pre-tax income.  The effective tax rate was 32.65% for the six months ended June 30, 2014 compared to 15.24% for the six months ended June 30, 2013, with the increase primarily resulting from the decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2014 compared to 2013.

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

	For the Three Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	And	Yield/	Average	And	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$90,641	$66	0.29%	$41,971	$42	0.40%
Loans receivable	463,251	5,024	4.35%	408,688	4,691	4.60%
Investment securities	57,044	347	3.21%	69,973	399	2.98%
Mortgage-backed and similar securities	96,443	306	1.27%	188,434	530	1.13%
Other interest-earning assets	2,902	28	3.87%	3,131	17	2.18%
Total interest-earning assets	710,281	5,771	3.32%	712,197	5,679	3.27%
Allowance for loan losses	(7,261)			(8,608)
Noninterest-earning assets	45,786			51,831

Total assets	$748,806			$755,420

Liabilities and equity

NOW accounts	$150,072	$54	0.14%	$144,313	$85	0.24%
Money market accounts	153,616	66	0.17%	152,076	103	0.27%
Savings accounts	37,525	9	0.10%	32,018	8	0.10%
Certificates of deposit	160,955	266	0.66%	188,793	414	0.88%
Total interest-bearing deposits	502,168	395	0.32%	517,200	610	0.47%
Overnight and short-term borrowings	622	1	0.64%	642	-	0.00%
Federal Home Loan Bank advances	50,000	490	3.93%	50,000	489	3.92%
Total interest-bearing liabilities	552,790	886	0.64%	567,842	1,099	0.78%
Noninterest-bearing deposits	84,425			69,311
Other noninterest-bearing liabilities	9,588			10,427
Total liabilities	646,803			647,580

Total equity	102,003			107,840

Total liabilities and equity	$748,806			$755,420

Net interest income		$4,885			$4,580
Interest rate spread			2.68%			2.49%
Net interest margin			2.82%			2.65%
Average interest-earning assets to average interest-bearing liabilities	128.49%			125.42%

	For the Six Months Ended June 30,
	2014			2013
		Interest			Interest
	Average	And	Yield/	Average	And	Yield/
(dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Assets

Interest-earning deposits with banks	$77,896	$113	0.29%	$42,671	$82	0.39%
Loans receivable	458,960	9,946	4.37%	404,192	9,291	4.64%
Investment securities	58,452	720	3.27%	68,883	769	2.92%
Mortgage-backed and similar securities	104,119	669	1.30%	190,533	1,245	1.32%
Other interest-earning assets	3,006	64	4.29%	3,268	38	2.34%
Total interest-earning assets	702,433	11,512	3.37%	709,547	11,425	3.31%
Allowance for loan losses	(7,288)			(8,510)
Noninterest-earning assets	48,457			55,071

Total assets	$743,602			$756,108

Liabilities and equity

NOW accounts	$147,287	$108	0.15%	$142,668	$177	0.25%
Money market accounts	153,839	133	0.17%	152,252	207	0.27%
Savings accounts	36,539	18	0.10%	31,289	15	0.10%
Certificates of deposit	162,949	539	0.67%	188,706	843	0.90%
Total interest-bearing deposits	500,614	798	0.32%	514,915	1,242	0.49%
Overnight and short-term borrowings	753	-	0.00%	635	1	0.32%
Federal Home Loan Bank advances	50,000	975	3.93%	50,000	973	3.92%
Total interest-bearing liabilities	551,367	1,773	0.65%	565,550	2,216	0.79%
Noninterest-bearing deposits	80,745			67,763
Other noninterest-bearing liabilities	9,172			13,618
Total liabilities	641,284			646,931

Total equity	102,318			109,177

Total liabilities and equity	$743,602			$756,108

Net interest income		$9,739			$9,209
Interest rate spread			2.72%			2.52%
Net interest margin			2.86%			2.68%
Average interest-earning assets to average interest-bearing liabilities	127.40%			125.46%

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

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Compared To			Compared To
	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Increase (Decrease)			Increase (Decrease)
	Due To:			Due To:
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$38	$(14)	$24	$55	$(24)	$31
Loans receivable	602	(269)	333	1,208	(553)	655
Investment securities	(77)	25	(52)	(124)	75	(49)
Mortgage-backed and similar securities	(285)	61	(224)	(556)	(20)	(576)
Other interest-earning assets	(1)	12	11	(3)	29	26
Total interest-earning assets	277	(185)	92	580	(493)	87

Interest expense:
NOW accounts	3	(34)	(31)	6	(75)	(69)
Money market accounts	1	(38)	(37)	2	(76)	(74)
Savings accounts	1	-	1	3	-	3
Certificates of deposit	(55)	(93)	(148)	(105)	(199)	(304)
Total interest-bearing deposits	(50)	(165)	(215)	(94)	(350)	(444)
Overnight and short term borrowings	-	1	1	-	(1)	(1)
Federal Home Loan Bank advances	-	1	1	-	2	2
Total interest-bearing liabilities	(50)	(163)	(213)	(94)	(349)	(443)

Net increase (decrease) interest income	$327	$(22)	$305	$674	$(144)	$530

With the prolonged low interest rate environment, the interest rate component continues to reflect the pressures of net interest margin compression.  The growth in loans has led to favorable changes in the volume component and overall net interest income levels in 2014 compared to 2013.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. Property acquired through foreclosure is recorded at the lower of its cost or fair market value at the date of foreclosure. Any holding costs and declines in fair value after acquisition ofthe property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial construction and land development	$-	$11	$(11)	-100.0%
Commercial mortgage	914	373	541	145.0%
Commercial and industrial	342	139	203	146.0%
Total commercial	1,256	523	733	140.2%
Non-commercial:
Residential mortgage	627	549	78	14.2%
Revolving mortgage	144	116	28	24.1%
Consumer	7	9	(2)	-22.2%
Total non-commercial	778	674	104	15.4%
Total nonaccruing loans (1)	2,034	1,197	837	69.9%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	2,034	1,197	837	69.9%

Foreclosed real estate	10,375	14,233	(3,858)	-27.1%

Total nonperforming assets	12,409	15,430	(3,021)	-19.6%

Performing troubled debt restructurings (2)	4,993	5,255	(262)	-5.0%
Performing troubled debt restructurings and total nonperforming assets	$17,402	$20,685	(3,283)	-15.9%

Allowance for loan losses	$5,770	$7,307

Total loans	$472,012	$449,234

Allowance as a percentage of total loans	1.22%	1.63%
Allowance as a percentage of nonperforming loans	283.68%	610.44%
Total nonperforming loans to total loans	0.43%	0.27%
Total nonperforming loans to total assets	0.27%	0.16%
Total nonperforming assets to total assets	1.64%	2.10%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.31%	2.82%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $5.5 million at June 30, 2014, compared to $5.8 million at December 31, 2013. The decrease in TDRs during the six months ended June 30, 2014 was primarily the result of one loan for $335,000, which was paid off during the six months of  2014, and was partially offset by two loans totaling $93,000 that were restructured during the period. At June 30, 2014, $465,000 of the total $5.5 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming asset table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $34,000 and $59,000 for the three- and six-month periods ended June 30, 2014, respectively, compared to $26,000 and $52,000 for the comparable periods of 2013. Interest income of $61,000 and $131,000 related to impaired loans was recognized for the three- and six-month periods ended June 30, 2014, respectively, compared to $80,000 and $153,000 for the same periods of 2013.

At June 30, 2014, our nonaccruing loans of $2.0 million, including nonperforming troubled debt restructurings, were comprised of the following:

● Commercial Mortgage Loans

○	One loan secured by a commercial building located in western North Carolina. As of June 30, 2014, the loan was considered impaired and nonaccruing with a remaining balance of $361,000. The Bank had a specific reserve of $22,000 as of June 30, 2014.

○	One loan secured by a commercial building located in western North Carolina. As of June 30, 2014, the loan was considered impaired and nonaccruing with a remaining balance of $553,000.

● Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $771,000 as of June 30, 2014.

At June 30, 2014, our performing TDRs of $5.0 million included the following:

● Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of June 30, 2014, the loan was a performing TDR with a balance of $3.1 million that matures in August of 2014. As of June 30, 2014, the loan had a specific reserve of $248,000.

● Residential Mortgage Loans

○	Twelve loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.8 million as of June 30, 2014.

Foreclosed properties consisted of the following at the dates indicated.

	June 30, 2014		December 31, 2013
(dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	10	$10,213	9	$13,822
Residential mortgage	2	162	2	411
Total	12	$10,375	11	$14,233

An analysis of foreclosed real estate follows:

Six Months Ended
(dollars in thousands)	June 30, 2014

Beginning balance	$14,233
Transfers from loans	173
Capitalized cost	269
Loss provisions	(154)
Loss on sale of foreclosed properties	(25)
Net proceeds from sales of foreclosed properties	(4,121)
Ending balance	$10,375

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During the three months ended June 30, 2014, the Bank recorded an additional write-down of $133,000 on the property and sold the remaining 26 residential condominium units.  At June 30, 2014, the adjusted recorded amount was $4.6 million for the remaining 8 retail units and 8 office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	June 30,	December 31,
(dollars in thousands)	2014	2013	$ Change	% Change

Adversely classified loans:
Substandard	$3,456	$3,481	$(25)	-0.7%
Total adversely classified loans	3,456	3,481	(25)	-0.7%
Special mention loans	33,245	34,787	(1,542)	-4.4%
Total classified and special mention loans	36,701	38,268	(1,567)	-4.1%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$36,701	$38,268	$(1,567)	-4.1%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At June 30, 2014, substandard loans totaling $3.5 million included $1.8 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.7 million in performing substandard loans included the following:

● Residential Mortgage Loans

○	Twenty loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $1.4 million as of June 30, 2014.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At June 30, 2014, special mention loans included the Bank's largest performing troubled debt restructured commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At June 30, 2014, cash and cash equivalents totaled $93.8 million, including $82.8 million in interest-bearing deposits in other banks, of which $64.3 million was on deposit with the Federal Reserve Bank.  Securities totaling $149.8 million at June 30, 2014 classified as available-for-sale provided an additional source of liquidity. In addition, at June 30, 2014, we had the ability to borrow a total of approximately $67.8 million from the Federal Home Loan Bank of Atlanta and approximately $6.3 million from the Federal Reserve Bank’s discount window. At June 30, 2014, we had $50.0 million in Federal Home Loan Bank advances outstanding and $2.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At June 30, 2014, we had $129.5 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of June 30, 2014 totaled $82.5 million, or 51.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
		Less Than	One To	Three To	More Than
(dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years

At June 30, 2014

Long-term debt obligations	$50,000	$-	$30,000	$20,000	$-
Operating lease obligations	1,617	362	674	121	460
Total	$51,617	$362	$30,674	$20,121	$460

At December 31, 2013

Long-term debt obligations	$50,000	$-	$-	$50,000	$-
Operating lease obligations	1,798	362	724	222	490
Total	$51,798	$362	$724	$50,222	$490

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, and a higher overall minimum Tier 1 capital requirement, incorporating these new requirements into the existing prompt corrective action (PCA) framework. It also establishes limits on a banking organization’s capital distributions and certain discretionary bonus payments if the organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  This additional capital is referred to as the “capital conservation buffer.” The capital measure for the leverage ratio is currently defined as Tier 1 capital and the minimum leverage ratio is 4%.

Banking organizations will be required to recognize in regulatory capital most components of accumulated other comprehensive income.   The final rule includes an exception for smaller banking organizations, such as the Company.  Such organizations may make a one-time election not to include most elements of accumulated other comprehensive income, including unrealized gains and losses on securities designated as available-for-sale, in regulatory capital under the final rule. Organizations making this election will be permitted to use the currently existing treatment under the general risk-based capital rules that exclude most accumulated other comprehensive income elements from regulatory capital. The election must be made with the first call report or FR Y-9 report filed after the banking organization becomes subject to the final rule, which will be January 1, 2015 for the Company and the Bank.

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

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

Regulatory Requirements
Minimum For Capital	Minimum To Be
Actual	Adequacy Purposes	Well Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

June 30, 2014

Tier I leverage capital	$106,599	14.16%	$30,120	4.00%	$37,650	5.00%
Tier I risk-based capital	106,599	23.69%	17,998	4.00%	26,998	6.00%
Total risk-based capital	112,226	24.94%	35,997	8.00%	44,996	10.00%

December 31, 2013

Tier I leverage capital	107,275	14.35%	29,904	4.00%	37,380	5.00%
Tier I risk-based capital	107,275	24.14%	17,776	4.00%	26,664	6.00%
Total risk-based capital	112,852	25.39%	35,552	8.00%	44,440	10.00%

Asheville Savings Bank, S.S.B.

June 30, 2014

Tier I leverage capital	$96,199	12.88%	$29,873	4.00%	$37,342	5.00%
Tier I risk-based capital	96,199	21.39%	17,986	4.00%	26,978	6.00%
Total risk-based capital	101,821	22.65%	35,971	8.00%	44,964	10.00%
NC Savings Bank capital	101,969	13.60%	37,500	5.00%	n/	a	n/	a

December 31, 2013

Tier I leverage capital	93,441	12.67%	29,489	4.00%	36,861	5.00%
Tier I risk-based capital	93,441	21.07%	17,737	4.00%	26,605	6.00%
Total risk-based capital	99,006	22.33%	35,474	8.00%	44,342	10.00%
NC Savings Bank capital	100,748	13.92%	36,184	5.00%	n/	a	n/	a

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

For the six months ended June 30, 2014 and the year ended December 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management. We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes: adjusting the maturities of borrowings; adjusting the investment portfolio mix and duration; and, generally selling in the secondary market substantially all newly originated fixed rate one-to-four family residential real estate loans. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.

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

Based on the results of our internal simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from our difficulty in reducing our costs of funds further in the current competitive pricing environment, our earnings may be adversely affected if interest rates were to further decline. Such a decline could result from, among other things, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the national economy. Although the current rate environment remains stable, we continue to carefully monitor, through our Asset/Liability Committee management process, the competitive landscape related to interest rates as well as various economic indicators in order to best position ourselves with respect to changing interest rates.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity and on our projected net interest income over the next twelve months.

				Over The Next Twelve Months
	As Of June 30, 2014			Ending June 30, 2015
	Present Value Of Equity			Projected Net Interest Income
	Market			Net Interest
(dollars in thousands)	Value	$ Change	% Change	Income	$ Change	% Change

Change in Rates (in Basis Points “BP”):

300 BP	$90,234	$(25,145)	-21.79%	$20,087	$424	2.16%
200	97,238	(18,141)	-15.72%	19,440	(223)	-1.13%
100	106,871	(8,508)	-7.37%	19,467	(196)	-1.00%
0	115,379	-	0.00%	19,663	-	0.00%
(100)	114,006	(1,373)	-1.19%	18,525	(1,138)	-5.79%

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(e) of the Exchange Act during the quarter ended June 30, 2014.  In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incidental to our business. We are not a party to any pending legal proceedings that, after consultation with legal counsel,  we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on March 14, 2014. As of June 30, 2014, the risk factors of ASB Bancorp have not changed materially from those disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and are set forth in the following table.

			Total	Maximum
			Number Of	Number Of
			Shares	Shares That
			Purchased	May Yet Be
	Total		As Part Of	Purchased
	Number	Average	Publicly	Under Tthe
	Of Shares	Price Paid	Announced	Plan Or
	Purchased	Per Share	Programs	Programs
Period	(a)	(b)	(c)	(d)
April 1 - April 30, 2014	50,000	$17.79	50,000	126,557
May 1 - May 31, 2014	84,900	19.30	84,900	41,657
June 1 - June 30, 2014	-	-	-	41,657
Total	134,900	$18.74	134,900

On January 30, 2014, the Company's Board of Directors approved an additional 5% stock repurchase plan. During the second quarter of 2014, 134,900 shares of common stock were repurchased at an average cost of $18.74. On July 18, 2014, the Company entered into a privately negotiated stock repurchase agreement to repurchase 392,900 shares of its common stock from one of its large institutional shareholders for an aggregate purchase price of $7,858,000, or $20.00 per share.  The stock repurchased on July 18, 2014 caused the holdings of the Company's largest shareholder to exceed 10%, so on July 24, 2014 the Company entered into a privately negotiated stock repurchase agreement to repurchase 60,000 shares of its common stock from its largest shareholder in order to reduce the shareholder's position to an amount below 10%.

The following table sets forth information as of June 30, 2014 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Number Of Securities
Remaining Available For
Future Issuance Under
	Number Of Securities To	Weighted-Average	Equity Compensation
	Be Issued Upon Exercise	Exercise Price	Plans (Excluding
	Of Outstanding Options	Of Outstanding Options	Securities Reflected In
	Warrants And Rights	Warrants And Rights	Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	475,000	$15.84	81,855
Equity compensation plans not approved by security holders	–	N/A	–
Total	475,000	$15.84	81,855

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)
3.2	Bylaws of ASB Bancorp, Inc. (1)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)
10.1
Stock Repurchase Agreement with Stilwell Value Partners II, L.P., Stilwell Value Partners V, L.P., Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Associates, L.P., and Stilwell Partners, L.P. (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

August 8, 2014	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2014	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)