Form 10-Q
period 2014-09-30
ASB Bancorp Inc
filed 2014-11-07
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

There were 4,378,411 shares of Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2014.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	September 30, 2014	December 31, 2013*

Assets
Cash and due from banks	$8,883	$8,996
Interest-earning deposits with banks	69,529	43,795
Total cash and cash equivalents	78,412	52,791

Securities available for sale (amortized cost of $146,111 at September 30, 2014 and $190,061 at December 31, 2013)	145,477	185,329
Securities held to maturity (estimated fair value of $4,416 at September 30, 2014 and $4,532 at December 31, 2013)	4,053	4,241
Investment in Federal Home Loan Bank stock, at cost	2,902	3,131
Loans held for sale	3,344	4,142
Loans receivable (net of deferred loan fees of $664 at September 30, 2014 and $598 at December 31, 2013)	487,904	449,234
Allowance for loan losses	(5,852)	(7,307)
Loans receivable, net	482,052	441,927

Premises and equipment, net	12,005	12,493
Foreclosed real estate	9,169	14,233
Deferred income tax assets, net	5,053	7,741
Other assets	6,566	7,007

Total assets	$749,033	$733,035

Liabilities
Noninterest-bearing deposits	$94,160	$74,019
Interest-bearing deposits	500,638	498,767
Total deposits	594,798	572,786
Overnight and short-term borrowings	155	787
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	9,795	8,374

Total liabilities	654,748	631,947

Stockholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 4,378,411 shares issued at September 30, 2014 and 5,040,057 shares issued at December 31, 2013	44	50
Additional paid-in capital	33,942	46,097
Retained earnings	71,871	70,024
Accumulated other comprehensive loss, net of tax	(4,816)	(7,373)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,533)	(3,766)
Unearned equity incentive plan shares	(2,880)	(3,601)
Stock-based deferral plan shares	(343)	(343)

Total stockholders’ equity	94,285	101,088

Total liabilities and stockholders’ equity	$749,033	$733,035

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Interest and dividend income
Loans, including fees	$5,168	$4,865	$15,114	$14,156
Securities	628	813	2,017	2,827
Other earning assets	77	73	254	193

Total interest and dividend income	5,873	5,751	17,385	17,176

Interest expense
Deposits	391	525	1,189	1,767
Overnight and short-term borrowings	-	-	1	1
Federal Home Loan Bank advances	495	496	1,469	1,469

Total interest expense	886	1,021	2,659	3,237

Net interest income	4,987	4,730	14,726	13,939

Provision for (recovery of) loan losses	240	(863)	(1,218)	(735)

Net interest income after provision for (recovery of) loan losses	4,747	5,593	15,944	14,674

Noninterest income
Mortgage banking income	260	457	696	1,608
Deposit and other service charge income	640	676	1,852	1,974
Income from debit card services	420	391	1,219	1,142
Gain on sale of investment securities	-	180	207	869
Other noninterest income	322	164	678	685

Total noninterest income	1,642	1,868	4,652	6,278

Noninterest expenses
Salaries and employee benefits	3,057	3,276	9,876	9,316
Occupancy expense, net	460	500	1,429	1,571
Foreclosed property expenses	41	582	433	2,198
Data processing fees	547	667	1,869	1,991
Federal deposit insurance premiums	119	157	393	470
Advertising	199	159	461	518
Professional and outside services	335	225	790	643
Other noninterest expenses	866	937	2,583	2,657

Total noninterest expenses	5,624	6,503	17,834	19,364

Income before income tax provision	765	958	2,762	1,588

Income tax provision	263	398	915	494

Net income	$502	$560	$1,847	$1,094

Net income per common share – Basic	$0.13	$0.12	$0.44	$0.23
Net income per common share – Diluted	$0.12	$0.12	$0.43	$0.23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Comprehensive Income (Loss)
Net income	$502	$560	$1,847	$1,094
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	-	(180)	(207)	(869)
Deferred income tax benefit	-	68	78	327
Gains (losses) arising during the period	468	(1,053)	4,305	(6,952)
Deferred income tax benefit (expense)	(176)	314	(1,619)	2,690
Unrealized holding gains (losses) adjustment, net of tax	292	(851)	2,557	(4,804)

Defined Benefit Pension Plans:
Net periodic pension (cost) benefit	144	169	429	(2)
Net pension gain (loss)	(144)	(169)	(429)	2
Deferred income tax expense	-	(74)	-	(74)
Defined benefit pension plan adjustment, net of tax	-	(74)	-	(74)

Total other comprehensive income (loss)	292	(925)	2,557	(4,878)

Comprehensive income (loss)	$794	$(365)	$4,404	$(3,784)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30, 2014

Common stock
December 31, 2013	$50
Repurchase of common stock	(6)
September 30, 2014	$44

Additional paid-in capital
December 31, 2013	$46,097
Repurchase of common stock	(12,896)
Issuance of common stock	25
ESOP shares allocated	207
Stock-based compensation expense	1,204
Vesting of restricted stock	(721)
Tax benefit from exercise/vesting of stock awards	26
September 30, 2014	$33,942

Retained earnings
December 31, 2013	$70,024
Net income	1,847
September 30, 2014	$71,871

Accumulated other comprehensive income (loss), net of tax
December 31, 2013	$(7,373)
Other comprehensive income	2,557
September 30, 2014	$(4,816)

Unearned ESOP shares
December 31, 2013	$(3,766)
ESOP shares allocated	233
September 30, 2014	$(3,533)

Unearned equity incentive plan shares
December 31, 2013	$(3,601)
Vesting of restricted stock	721
September 30, 2014	$(2,880)

Stock-based deferral plan shares
December 31, 2013	$(343)
September 30, 2014	$(343)

Total stockholders’ equity
December 31, 2013	$101,088
Repurchase of common stock	(12,902)
Issuance of common stock	25
Net income	1,847
Other comprehensive income	2,557
ESOP shares allocated	440
Stock-based compensation expense	1,204
Tax benefit from exercise/vesting of stock awards	26
September 30, 2014	$94,285

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013

Operating Activities
Net income	$1,847	$1,094
Adjustments to reconcile net income to net cash provided by operating activities:
Recovery of loan losses	(1,218)	(735)
Provision for loss on foreclosed properties	154	1,841
Depreciation	691	833
Loss (gain) on sale of fixed and other assets	(1)	1
Gain on sale of foreclosed real estate	(25)	(33)
Deferred income tax expense	1,147	56
Net amortization of premiums on securities	2,566	4,129
Gain on sale of investment securities	(207)	(869)
Net accretion of deferred fees on loans	(84)	(106)
Mortgage loans originated for sale	(31,008)	(84,779)
Proceeds from sale of mortgage loans	32,502	91,259
Gain on sale of mortgage loans	(696)	(1,608)
ESOP compensation expense	440	391
Stock-based compensation expense	1,204	729
Excess tax benefits from equity awards	(26)	-
Decrease (increase) in income tax receivable	(217)	149
Decrease in interest receivable	480	508
Net change in other assets and liabilities	1,625	(3,460)

Net cash provided by operating activities	9,174	9,400

Investing Activities
Purchases of securities available for sale	(18,121)	(58,886)
Proceeds from sales of securities available for sale	47,680	85,198
Proceeds from maturities and/or calls of securities available for sale	283	1,000
Principal repayments on mortgage-backed and asset-backed securities	11,937	34,021
Redemption of FHLB stock	229	298
Net increase in loans receivable	(38,996)	(42,590)
Additions to foreclosed real estate	(269)	(12)
Net proceeds from sales of foreclosed real estate	5,377	2,694
Purchases of premises and equipment	(202)	(253)
Net proceeds from sales of fixed and other assets	-	(1)

Net cash provided by investing activities	7,918	21,469

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013

Financing Activities
Net increase in deposits	$22,012	$5,560
Net proceeds from (repayments of) overnight and short-term borrowings	(632)	60
Proceeds from the exercise of stock options	25	-
Excess tax benefits from equity awards	26	-
Common stock repurchased	(12,902)	(5,989)

Net cash provided by (used in) financing activities	8,529	(369)

Net increase in cash and cash equivalents	25,621	30,500
Cash and cash equivalents at beginning of period	52,791	47,390

Cash and cash equivalents at end of period	$78,412	$77,890

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$2,662	$3,234
Income taxes	-	(285)

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$173	$450
Security purchases in the process of settlement	-	3,742
Increase (decrease) in unrealized gains and losses on securities available for sale	4,305	(7,821)
Increase (decrease) in deferred income taxes resulting from other comprehensive income	(1,541)	2,943

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014.  These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other future period.

Organization – ASB Bancorp, Inc. (the “Parent”) was incorporated on May 12, 2011 by Asheville Savings Bank, S.S.B. (the “Bank”) to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization.

The Bank is headquartered in Asheville, North Carolina and provides mortgage, consumer and commercial banking services primarily in Buncombe, Henderson, McDowell, Transylvania, and Madison counties in North Carolina and consumer and commercial loans through a loan production office in Charlotte, North Carolina. The Bank is regulated by the Office of the North Carolina Commissioner of Banks (“NCCoB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Parent is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and the NCCoB.

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

Methodology Change – In the second quarter of 2014, the Bank assessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans. This modification resulted in further sub-segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-off rates created by three sub-segments of these loan classes against the significantly diminished or nonexistent current balances within these same loan sub-segments reflecting no continued credit exposure to the Bank. Specifically, additional sub-segments were identified where the Bank made (i) loans in excess of $2.5 million to construct commercial mixed-use buildings in small communities with low population growth, (ii) speculative loans to construct one-to-four family residences for the greater of 80% of the appraised value of the completed residence or 100% of the actual costs of construction, and (iii) loans secured by equity securities that do not have a readily determinable fair value.  This change in methodology resulted in a nonrecurring reduction of approximately $1.3 million in the Bank’s reserves for loans not considered impaired in the second quarter of 2014.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended September 30, 2014

Unrealized loss on securities	$(687)	$292	$-	$292	$(395)
Benefit plan liability	(4,421)	(90)	90	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(5,108)	$202	$90	$292	$(4,816)

Three Months Ended September 30, 2013

Unrealized loss on securities	$(2,074)	$(739)	$(112)	$(851)	$(2,925)
Benefit plan liability	(4,946)	(178)	104	(74)	(5,020)
Accumulated other comprehensive loss, net of tax	$(7,020)	$(917)	$(8)	$(925)	$(7,945)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Nine Months Ended September 30, 2014

Unrealized loss on securities	$(2,952)	$2,686	$(129)	$2,557	$(395)
Benefit plan liability	(4,421)	(269)	269	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$2,417	$140	$2,557	$(4,816)

Nine Months Ended September 30, 2013

Unrealized gain (loss) on securities	$1,879	$(4,262)	$(542)	$(4,804)	$(2,925)
Benefit plan liability	(4,946)	(73)	(1)	(74)	(5,020)
Accumulated other comprehensive loss, net of tax	$(3,067)	$(4,335)	$(543)	$(4,878)	$(7,945)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2014	2013

Reclassification of securities gains recognized in net income	$-	$(180)	Gain on sale of investment securities
Deferred income tax expense	-	68	Income tax provision
Total reclassifications for the period	$-	$(112)	Net of tax

Net periodic pension benefit	$144	$169	Salaries and employee benefits
Deferred income tax benefit	(54)	(65)	Income tax provision
Total reclassifications for the period	$90	$104	Net of tax

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
	Nine	Nine
CH OPEN	Months	Months
	Ended	Ended
	September 30,	September 30,
(Dollars in thousands)	2014	2013

Reclassification of securities gains recognized in net income	$(207)	$(869)	Gain on sale of investment securities
Deferred income tax expense	78	327	Income tax provision
Total reclassifications for the period	$(129)	$(542)	Net of tax

Net periodic pension (cost) benefit	$429	$(2)	Salaries and employee benefits
Deferred income tax (benefit) expense	(160)	1	Income tax provision
Total reclassifications for the period	$269	$(1)	Net of tax

Income Taxes – The establishment of provisions for federal and state income taxes is a complex area of accounting that involves the use of significant judgments and estimates in applying relevant tax statutes. The Company is subject to audit by federal and state tax authorities, the results of which may produce tax liabilities that differ from the Company’s tax estimates and provisions. The Company continually evaluates its exposure to possible tax assessments arising from audits and it records its estimate of possible exposure based on current facts and circumstances. The Parent and the Bank have entered into a formal agreement that will allow them, if so elected, to file consolidated federal and state income tax returns, where permitted, and each to pay its respective share of income taxes due.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pension Plan – The Bank has two noncontributory, defined benefit pension plans. The Bank recognizes the overfunded or underfunded status of the plans as an asset or liability in its consolidated statement of financial position and recognizes changes in the funded status in the year in which the change occurs  The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position and to include additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during the first nine months of 2014.  The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Common Share – Where presented, basic net income per common share is the Company’s net income available to common stockholders, which represents net income less dividends paid or payable to preferred stock stockholders, if any, divided by the weighted average number of common shares outstanding during the period. In calculating the weighted average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are committed to be released for allocation.  Also, the weighted average of unvested restricted shares are not considered outstanding until the shares vest.

For diluted income per common share, net income available to common stockholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock, as well as any adjustment to income that would result from the assumed issuance. The effects of restricted stock and stock options are excluded from the computation of diluted income per common share in periods in which the effect would be antidilutive. Potential common shares that might be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

Net income per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2014	2013	2014	2013

Numerator:
Net income	$502	$560	$1,847	$1,094

Denominator:
Weighted average common shares outstanding	4,464,412	5,280,116	4,790,890	5,347,812
Less: Weighted average unvested restricted shares	(168,664)	(223,382)	(180,812)	(194,743)
Less: Weighted average unallocated ESOP shares	(357,119)	(388,506)	(364,902)	(396,289)
Weighted average common shares used to compute net income per common share – Basic	3,938,629	4,668,228	4,245,176	4,756,780
Add: Effect of dilutive securities	78,716	32,497	43,988	79
Weighted average common shares used to compute net income per common share – Diluted	4,017,345	4,700,725	4,289,164	4,756,859

Net income per common share – Basic	$0.13	$0.12	$0.44	$0.23
Net income per common share – Diluted	$0.12	$0.12	$0.43	$0.23

For the three and nine months ended September 30, 2014, options to purchase 37,500 and 201,960 shares of common stock, respectively, and 3,600 restricted shares for the nine months ended September 30, 2014 were excluded from the computation of net income per common share because their effect would be anti-dilutive.  For the three and nine months ended September 30, 2013, options to purchase 459,000 and 451,000 shares of common stock, respectively, and 223,382 restricted shares for the nine months ended September 30, 2013 were excluded from the computation of net income per common share because their effect would be anti-dilutive.

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

Accounting Standards Update ASU 2014-09 – In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates FASB Accounting Standards Codification (FASB ASC) Topic 606, Revenue Recognition Standard and FASB ASC Topic 610-20, Gains and Losses from the Decrecognition of Nonfinancial Assets. The standards updates affect all entities that have contracts with customers, except for certain items, which include leases accounted for under FASB ASC Topic 840, Leases; insurance contracts accounted for under FASB ASC Topic 944, Financial Services – Insurance; and most financial instruments, and guarantees (other than product warranties). The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt ASU 2014-09 for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter.  All entities will be required to apply the standard retrospectively, either using a full retrospective or a modified retrospective approach.  Early adoption is not permitted for public entities. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements; however, if the Company chooses a full retrospective approach, the adoption will require a restatement for 2015 and 2016 to show comparative financial statements with a cumulative adjustment as of January 1, 2015 to disclose revenue and the direct effects of change in accounting principle.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2014

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$1,040	$-	$(11)	$1,029
After 5 years but within 10 years	1,143	-	(47)	1,096
Asset-backed securities issued by the Small Business Administration (SBA)	26,711	303	(48)	26,966
Residential mortgage-backed securities issued by GSE’s (1)	73,415	144	(776)	72,783
State and local government securities due -
After 5 years but within 10 years	9,904	88	(44)	9,948
After 10 years	33,159	172	(412)	32,919
Mutual funds	739	-	(3)	736
Total	$146,111	$707	$(1,341)	$145,477

December 31, 2013

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$321	$1	$-	$322
After 1 year but within 5 years	2,049	3	(22)	2,030
After 5 years but within 10 years	1,162	-	(65)	1,097
Asset-backed securities issued by the Small Business Administration (SBA)	29,482	234	(64)	29,652
Residential mortgage-backed securities issued by GSE’s (1)	100,230	237	(1,581)	98,886
State and local government securities due -
After 5 years but within 10 years	11,004	83	(399)	10,688
After 10 years	45,085	25	(3,169)	41,941
Mutual funds	728	-	(15)	713
Total	$190,061	$583	$(5,315)	$185,329

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2014 and December 31, 2013 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2014

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,042	$79	$-	$1,121
Residential mortgage-backed securities issued by GSE’s (1)	584	43	-	627
State and local government securities due -
After 5 years but within 10 years	959	99	-	1,058
After 10 years	1,468	142	-	1,610
Total	$4,053	$363	$-	$4,416

December 31, 2013

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,052	$102	$-	$1,154
Residential mortgage-backed securities issued by GSE’s (1)	765	50	-	815
State and local government securities due -
After 5 years but within 10 years	956	77	-	1,033
After 10 years	1,468	62	-	1,530
Total	$4,241	$291	$-	$4,532

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2014 and December 31, 2013 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2014 and December 31, 2013. The total number of securities with unrealized losses at September 30, 2014 and December 31, 2013 were 63 and 116, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	September 30, 2014
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$-	$-	$2,126	$(58)	$2,126	$(58)
Asset-backed SBA	4,769	(19)	2,400	(29)	7,169	(48)
Residential mortgage-backed GSE (1)	24,106	(182)	29,872	(594)	53,978	(776)
State and local government	1,695	(2)	25,892	(454)	27,587	(456)
Mutual funds	739	(3)	-	-	739	(3)
Total temporarily impaired securities	$31,309	$(206)	$60,290	$(1,135)	$91,599	$(1,341)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2014 and December 31, 2013 or during the nine- and twelve-month periods, respectively, then ended.

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

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2014 and December 31, 2013 or during the nine- and twelve-month periods, respectively, then ended.

Investment securities pledged as collateral follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Pledged to Federal Reserve Discount Window	$5,848	$7,705
Pledged to repurchase agreements for commercial customers	1,273	1,392

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Interest income from taxable securities	$358	$467	$1,074	$1,807
Interest income from tax-exempt securities	270	346	943	1,020
Total interest income from securities	$628	$813	$2,017	$2,827

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Proceeds from sales of securities	$-	$47,155	$47,680	$85,198
Gross realized gains from sales of securities	-	180	554	869
Gross realized losses from sales of securities	-	-	(347)	-

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Commercial:
Commercial construction and land development	$20,143	$15,593
Commercial mortgage	178,642	171,993
Commercial and industrial	15,876	14,770
Total commercial	214,661	202,356
Non-commercial:
Non-commercial construction and land development	14,089	8,759
Residential mortgage	171,701	161,437
Revolving mortgage	54,572	49,561
Consumer	33,545	27,719
Total non-commercial	273,907	247,476
Total loans receivable	488,568	449,832
Less: Deferred loan fees	(664)	(598)
Total loans receivable net of deferred loan fees	487,904	449,234
Less: Allowance for loan losses	(5,852)	(7,307)
Loans receivable, net	$482,052	$441,927

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

September 30, 2014

Commercial:
Commercial construction and land development	$19,813	$327	$3	$-	$-	$20,143
Commercial mortgage	157,476	19,628	1,538	-	-	178,642
Commercial and industrial	14,804	686	386	-	-	15,876
Total commercial	192,093	20,641	1,927	-	-	214,661
Non-commercial:
Non-commercial construction and land development	14,089	-	-	-	-	14,089
Residential mortgage	160,606	8,779	2,316	-	-	171,701
Revolving mortgage	51,271	2,660	641	-	-	54,572
Consumer	33,136	369	40	-	-	33,545
Total non-commercial	259,102	11,808	2,997	-	-	273,907
Total loans receivable	$451,195	$32,449	$4,924	$-	$-	$488,568

December 31, 2013

Commercial:
Commercial construction and land development	$15,236	$201	$156	$-	$-	$15,593
Commercial mortgage	148,482	22,620	891	-	-	171,993
Commercial and industrial	13,558	921	291	-	-	14,770
Total commercial	177,276	23,742	1,338	-	-	202,356
Non-commercial:
Non-commercial construction and land development	8,759	-	-	-	-	8,759
Residential mortgage	152,107	7,856	1,474	-	-	161,437
Revolving mortgage	46,257	2,711	593	-	-	49,561
Consumer	27,165	478	76	-	-	27,719
Total non-commercial	234,288	11,045	2,143	-	-	247,476
Total loans receivable	$411,564	$34,787	$3,481	$-	$-	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

September 30, 2014

Commercial:
Commercial construction and land development	$-	$-	$-	$20,143	$20,143
Commercial mortgage	544	-	544	178,098	178,642
Commercial and industrial	9	202	211	15,665	15,876
Total commercial	553	202	755	213,906	214,661
Non-commercial:
Non-commercial construction and land development	-	-	-	14,089	14,089
Residential mortgage	1,357	1,195	2,552	169,149	171,701
Revolving mortgage	160	151	311	54,261	54,572
Consumer	173	4	177	33,368	33,545
Total non-commercial	1,690	1,350	3,040	270,867	273,907
Total loans receivable	$2,243	$1,552	$3,795	$484,773	$488,568

December 31, 2013

Commercial:
Commercial construction and land development	$-	$11	$11	$15,582	$15,593
Commercial mortgage	372	-	372	171,621	171,993
Commercial and industrial	165	79	244	14,526	14,770
Total commercial	537	90	627	201,729	202,356
Non-commercial:
Non-commercial construction and land development	-	-	-	8,759	8,759
Residential mortgage	241	549	790	160,647	161,437
Revolving mortgage	434	24	458	49,103	49,561
Consumer	300	-	300	27,419	27,719
Total non-commercial	975	573	1,548	245,928	247,476
Total loans receivable	$1,512	$663	$2,175	$447,657	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial construction and land development	$-	$-	$11	$-
Commercial mortgage	900	-	373	-
Commercial and industrial	236	-	139	-
Total commercial	1,136	-	523	-
Non-commercial:
Residential mortgage	2,041	-	549	-
Revolving mortgage	240	-	116	-
Consumer	7	-	9	-
Total non-commercial	2,288	-	674	-
Total loans receivable	$3,424	$-	$1,197	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $14.6 million at September 30, 2014 and $14.2 million at December 31, 2013.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$3,441	$2,329	$5,770	$4,560	$2,747	$7,307
Provision for (recovery of) loan losses	67	173	240	(1,070)	(148)	(1,218)
Charge-offs	(95)	(77)	(172)	(95)	(227)	(322)
Recoveries	2	12	14	20	65	85
Balance at end of period	$3,415	$2,437	$5,852	$3,415	$2,437	$5,852

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
		Non-			Non-
(Dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total

Balance at beginning of period	$5,294	$3,229	$8,523	$4,860	$3,653	$8,513
Recovery of loan losses	(811)	(52)	(863)	(396)	(339)	(735)
Charge-offs	(1)	(85)	(86)	(21)	(257)	(278)
Recoveries	5	10	15	44	45	89
Balance at end of period	$4,487	$3,102	$7,589	$4,487	$3,102	$7,589

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

September 30, 2014

Commercial:
Commercial construction and land development	$-	$309	$309	$-	$20,143	$20,143
Commercial mortgage	265	2,559	2,824	3,995	174,647	178,642
Commercial and industrial	78	204	282	253	15,623	15,876
Total commercial	343	3,072	3,415	4,248	210,413	214,661
Non-commercial:
Non-commercial construction and land development	-	111	111	-	14,089	14,089
Residential mortgage	161	961	1,122	3,831	167,870	171,701
Revolving mortgage	137	634	771	370	54,202	54,572
Consumer	-	433	433	-	33,545	33,545
Total non-commercial	298	2,139	2,437	4,201	269,706	273,907
Total loans receivable	$641	$5,211	$5,852	$8,449	$480,119	$488,568

December 31, 2013

Commercial:
Commercial construction and land development	$8	$828	$836	$150	$15,443	$15,593
Commercial mortgage	617	2,576	3,193	4,075	167,918	171,993
Commercial and industrial	81	450	531	307	14,463	14,770
Total commercial	706	3,854	4,560	4,532	197,824	202,356
Non-commercial:
Non-commercial construction and land development	-	366	366	-	8,759	8,759
Residential mortgage	100	974	1,074	2,995	158,442	161,437
Revolving mortgage	114	720	834	346	49,215	49,561
Consumer	-	473	473	-	27,719	27,719
Total non-commercial	214	2,533	2,747	3,341	244,135	247,476
Total loans receivable	$920	$6,387	$7,307	$7,873	$441,959	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

September 30, 2014

Commercial:
Commercial mortgage	$4,056	$3,452	$544	$3,996	$265
Commercial and industrial	639	183	69	252	78
Total commercial	4,695	3,635	613	4,248	343
Non-commercial:
Residential mortgage	3,988	1,183	2,648	3,831	161
Revolving mortgage	414	370	-	370	137
Total non-commercial	4,402	1,553	2,648	4,201	298
Total impaired loans	$9,097	$5,188	$3,261	$8,449	$641

December 31, 2013

Commercial:
Commercial construction and land development	$155	$138	$11	$149	$8
Commercial mortgage	4,100	3,468	607	4,075	617
Commercial and industrial	692	210	97	307	81
Total commercial	4,947	3,816	715	4,531	706
Non-commercial:
Residential mortgage	3,138	1,272	1,724	2,996	100
Revolving mortgage	350	346	-	346	114
Total non-commercial	3,488	1,618	1,724	3,342	214
Total impaired loans	$8,435	$5,434	$2,439	$7,873	$920

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$-	$-	$140	$2
Commercial mortgage	4,058	36	3,998	47
Commercial and industrial	288	2	329	2
Total commercial	4,346	38	4,467	51
Non-commercial:
Residential mortgage	3,139	14	2,987	25
Revolving mortgage	320	1	267	2
Total non-commercial	3,459	15	3,254	27
Total loans receivable	$7,805	$53	$7,721	$78

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$30	$1	$146	$5
Commercial mortgage	4,081	114	3,939	137
Commercial and industrial	286	5	346	5
Total commercial	4,397	120	4,431	147
Non-commercial:
Residential mortgage	2,958	61	2,990	80
Revolving mortgage	301	3	222	5
Total non-commercial	3,259	64	3,212	85
Total loans receivable	$7,656	$184	$7,643	$232

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. There were no restructured loans by the Bank during the three months ended September 30, 2014.  The Bank extended the payment terms on two loans during the nine months ended September 30, 2014.  The Bank reduced the interest rate below market levels on one loan during the three months ended September 30, 2013 and on three loans during the nine months ended September 30, 2013 and extended payment terms on two loans during the nine months ended September 30, 2013.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(Dollars in thousands)	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial mortgage	-	$-	$-	1	$378	$378
Total commercial	-	-	-	1	378	378
Total loans modified with below market interest rate	-	-	-	1	378	378

Total loans modified	-	$-	$-	1	$378	$378

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(Dollars in thousands)	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial mortgage	-	$-	$-	1	$378	$378
Total commercial	-	-	-	1	378	378
Non-commercial:
Residential mortgage	-	-	-	2	147	145
Total non-commercial	-	-	-	2	147	145
Total loans modified with below market interest rate	-	-	-	3	525	523

Extended payment terms

Commercial:
Commercial mortgage	-	-	-	1	89	89
Total commercial	-	-	-	1	89	89
Non-commercial:
Residential mortgage	2	67	93	1	69	69
Total non-commercial	2	67	93	1	69	69
Total loans modified with extended payment terms	2	67	93	2	158	158

Total loans modified	2	$67	$93	5	$683	$681

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months or nine months ended September 30, 2014 and September 30, 2013.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s loans that were considered to be troubled debt restructurings follow:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Nonperforming restructured loans	$440	$519
Performing restructured loans	4,889	5,255
Total	$5,329	$5,774

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

In June 2014, the Board of Directors amended the Bank's Qualified and Non-Qualified pension plans, effective September 16, 2014, to offer immediate lump sum payments to inactive participants having an actuarial equivalent of vested accrued benefits below $60,000, determined as of November, 1, 2014, as available.  The election deadline for the inactive participant to make the lump sum selection was October 17, 2014.  The total of immediate aggregate lump sum payments to all inactive participants making this selection will be limited to $900,000 for 2014 .

Net periodic cost (benefit) related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$12	$14	$38	$35
Amortization of prior service credit	-	-	-	(3)
Amortization of net loss	7	14	20	32
Curtailment credit	-	-	-	(31)
Net periodic pension cost	$19	$28	$58	$33

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$250	$226	$751	$679
Expected return on plan assets	(248)	(246)	(743)	(739)
Amortization of prior service credit	-	-	-	(15)
Amortization of net loss	137	155	409	465
Curtailment credit	-	-	-	(450)
Net periodic pension cost (benefit)	$139	$135	$417	$(60)

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

Shares held by the ESOP include the following:

September 30, 2014

Allocated ESOP shares, December 31, 2013	69,778
ESOP shares committed to be released during the period	23,476
Unallocated ESOP shares	353,164
Total ESOP shares	446,418

Fair value of unallocated ESOP shares (dollars in thousands)	$7,116

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013

ESOP expense	$157	$134	$440	$391

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

Share-based compensation expenses related to restricted stock and stock options recognized for the three and nine months ended September 30, 2014 were $267,000 and $1,204,000, respectively, and were $288,000 and $730,000, respectively for the same periods of 2013.  Compensation expense for the nine months ended September 30, 2014 includes $380,000 that was recognized for accelerated vesting of restricted stock and stock options due to the medical disability of an executive officer.

The table below presents restricted stock award activity for the nine months ended September 30, 2014:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2013	223,382	$15.71
Granted	3,600	17.51
Vested	(61,476)	15.71
Forfeited	(3,600)	15.71
Unvested restricted shares at September 30, 2014	161,906	$15.75

At September 30, 2014, unrecognized compensation expense, adjusted for expected forfeitures, was $1.9 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 3.38 years at September 30, 2014.  During the first nine months of 2014, 61,476 shares of restricted stock vested and 44,676 shares were released to participants.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the nine months ended September 30, 2014:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2013	99,455	459,000	$15.71	9.10	$707
Granted	(37,500)	37,500	18.52
Exercised	-	(1,600)	15.71
Forfeited	6,400	(6,400)	15.71
Expired	-	-	-
Outstanding at September 30, 2014	68,355	488,500	$15.93	7.82	$2,063
Options exercisable at September 30, 2014		123,000	$15.71	8.35	$546

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Fair value per option award	$5.93	$4.79
Expected life in years	6.5 years	6.5 years
Expected stock price volatility	27.03%	27.54%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.07%	1.26%
Expected forfeiture rate	4.87%	5.63%

At September 30, 2014, the Company had $1.3 million of unrecognized compensation expense related to stock options.  The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 3.53 years at September 30, 2014.  There were 123,000 options vested and exercisable at September 30, 2014.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$141,496	$127,411
Commitments under standby letters of credit	76	76
Total	$141,572	$127,487

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

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013 and an additional $100,000 during the first nine months of 2014.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of September 30, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

September 30, 2014

Financial assets:
Cash and cash equivalents	$78,412	$-	$-	$78,412	$78,412
Securities available for sale	736	144,741	-	145,477	145,477
Securities held to maturity	-	4,416	-	4,416	4,053
Investments in FHLB stock	-	-	2,902	2,902	2,902
Loans held for sale	-	3,394	-	3,394	3,344
Loans receivable, net	-	-	481,745	481,745	482,052
Accrued interest receivable	-	-	2,047	2,047	2,047
Deferred compensation assets	1,404	-	-	1,404	1,404

Financial liabilities:
Demand deposits	-	-	433,983	433,983	433,983
Time deposits	-	-	160,716	160,716	160,815
Repurchase agreements	-	-	153	153	155
Federal Home Loan Bank Advances	-	-	53,565	53,565	50,000
Deferred compensation liabilities	1,404	-	-	1,404	1,404
Accrued interest payable	-	-	118	118	118

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
.
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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2014.

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

September 30, 2014

Securities available for sale:
U.S. GSE and agency securities	$-	$2,125	$-	$2,125	$2,125
Asset-backed SBA securities	-	26,966	-	26,966	26,966
Residential mortgage-backed securities issued by GSE’s	-	72,783	-	72,783	72,783
State and local government securities	-	42,867	-	42,867	42,867
Mutual funds	736	-	-	736	736
Total	$736	$144,741	$-	$145,477	$145,477

Defined benefit plan assets:
Cash and cash equivalents	$435	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	14,249	-	-
Equity security mutual funds	3,489	-	-
Total	$18,318	$-	$-

December 31, 2013

Securities available for sale:
U.S. GSE and agency securities	$-	$3,449	$-	$3,449	$3,449
Asset-backed SBA securities	-	29,652	-	29,652	29,652
Residential mortgage-backed securities issued by GSE’s	-	98,886	-	98,886	98,886
State and local government securities	-	52,629	-	52,629	52,629
Mutual funds	713	-	-	713	713
Total	$713	$184,616	$-	$185,329	$185,329

Defined benefit plan assets:
Cash and cash equivalents	$275	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	13,037	-	-
Equity security mutual funds	3,554	-	-
Total	$17,011	$-	$-

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

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

September 30, 2014

Impaired loans	$-	$-	$5,021	$5,021	$5,021
Foreclosed properties	-	-	4,579	4,579	4,579

December 31, 2013

Impaired loans	$-	$-	$5,011	$5,011	$5,011
Foreclosed properties	-	-	6,044	6,044	6,044

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the nine-month period ended September 30, 2014.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

September 30, 2014

Impaired loans	$5,021	Discounted appraisals (2)	Collateral discounts (3)	3%-50% (13%)
Foreclosed properties	4,579	Discounted appraisals (2)	Collateral discounts (3)	0%-40% (9%)

December 31, 2013

Impaired loans	$5,011	Discounted appraisals (2)	Collateral discounts (3)	1%-50% (14%)
Foreclosed properties	6,044	Discounted appraisals (2)	Collateral discounts (3)	0%-38% (10%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. SIGNIFICANT STOCK REPURCHASES

On July 18, 2014, the Company entered into a privately negotiated stock repurchase agreement to repurchase 392,900 shares of its common stock from one of its large institutional stockholders for an aggregate purchase price of $7,858,000, or $20.00 per share.  The stock repurchased on July 18, 2014 caused the holdings of the Company's largest stockholder to exceed 10%, so on July 24, 2014 the Company entered into a privately negotiated stock repurchase agreement to repurchase 60,000 shares of its common stock from its largest stockholder in order to reduce the stockholder's position to an amount below 10%.

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

Critical Accounting Policies

During the three- and nine-month periods ended September 30, 2014, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the NCCoB, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See notes 1 and 4 of the notes to consolidated financial statements included in this quarterly report.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at September 30, 2014 and our operating performance for the three- and nine-month periods ended September 30, 2014. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this quarterly report.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

The following table provides the changes in our significant asset and liability categories at September 30, 2014 compared to December 31, 2013.

(Dollars in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$69,529	$43,795	$25,734	58.8%
Investment securities	149,530	189,570	(40,040)	-21.1%
Investments held at cost	2,902	3,131	(229)	-7.3%
Loans held for sale	3,344	4,142	(798)	-19.3%
Loans receivable, net of deferred fees	487,904	449,234	38,670	8.6%
Total interest-earning assets	713,209	689,872	23,337	3.4%

Noninterest-earning assets
Cash and due from banks	8,883	8,996	(113)	-1.3%
Allowance for loan losses	(5,852)	(7,307)	1,455	19.9%
Premises and equipment, net of accumulated depreciation	12,005	12,493	(488)	-3.9%
Foreclosed real estate	9,169	14,233	(5,064)	-35.6%
Deferred income tax assets, net of deferred income tax liabilities	5,053	7,741	(2,688)	-34.7%
Other assets	6,566	7,007	(441)	-6.3%
Total noninterest-earning assets	35,824	43,163	(7,339)	-17.0%

Total assets	$749,033	$733,035	$15,998	2.2%

Interest-bearing liabilities
Interest-bearing deposits	$500,638	$498,767	$1,871	0.4%
Overnight and short-term borrowings	155	787	(632)	-80.3%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	550,793	549,554	1,239	0.2%

Noninterest-bearing liabilities
Noninterest-bearing deposits	94,160	74,019	20,141	27.2%
Accounts payable and other liabilities	9,795	8,374	1,421	17.0%
Total noninterest-bearing liabilities	103,955	82,393	21,562	26.2%

Total liabilities	654,748	631,947	22,801	3.6%

Total equity	94,285	101,088	(6,803)	-6.7%

Total liabilities and equity	$749,033	$733,035	$15,998	2.2%

Cash and cash equivalents	$78,412	$52,791	$25,621	48.5%
Total core deposits (excludes certificate accounts)	433,983	405,722	28,261	7.0%
Total certificates of deposit	160,815	167,064	(6,249)	-3.7%
Total deposits	594,798	572,786	22,012	3.8%
Total funding liabilities	644,953	623,573	21,380	3.4%

Assets. Total assets increased $16.0 million, or 2.2%, to $749.0 million at September 30, 2014 from $733.0 million at December 31, 2013. Cash and cash equivalents increased $25.6 million, or 48.5%, to $78.4 million at September 30, 2014 from $52.8 million at December 31, 2013 in anticipation of loan growth. Investment securities decreased $40.1 million, or 21.1%, to $149.5 million at September 30, 2014 from $189.6 million at December 31, 2013, primarily due to the sale of investment securities to fund anticipated loan growth. Loans receivable, net of deferred fees, increased $38.7 million, or 8.6%, to $487.9 million at September 30, 2014 from $449.2 million at December 31, 2013 as new loan originations exceeded loan repayments, prepayments and foreclosures.

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013

Loans originated:
Commercial:
Commercial mortgage	$50,931	$77,933
Construction and land development	11,328	11,780
Commercial and industrial	11,563	7,112
Non-commercial:
Residential mortgage	45,901	101,380
Construction and land development	17,839	16,126
Revolving mortgage	16,469	12,654
Consumer	17,618	22,065
Total loans originated	$171,649	$249,050

Loan principal payments, prepayments and payoffs	$100,800	$119,761

Residential mortgage loans sold	$32,502	$91,259

Nonperforming Assets. Nonperforming assets totaled $12.6 million, or 1.68% of total assets, at September 30, 2014, compared to $15.4 million, or 2.10% of total assets, at December 31, 2013. Nonperforming assets included $3.4 million in nonperforming loans and $9.2 million in foreclosed real estate at September 30, 2014 compared to $1.2 million and $14.2 million, respectively, at December 31, 2013.

Nonperforming loans increased $2.2 million to $3.4 million, or 0.70% of total loans, at September 30, 2014 from $1.2 million, or 0.27% of total loans, at December 31, 2013.  At September 30, 2014, nonperforming loans included 12 residential mortgage loans that totaled $2.0 million, two commercial mortgage loans that totaled $900,000, five revolving home equity loans that totaled $240,000 and four commercial and industrial loans that totaled $236,000.  As of September 30, 2014, the nonperforming loans had specific reserves totaling $198,000.

TDRs at September 30, 2014 totaled $5.3 million compared to $5.8 million at December 31, 2013. There were two additions to TDRs during the nine months ended September 30, 2014. At September 30, 2014, $440,000 of the total $5.3 million of TDRs were not performing.

Foreclosed real estate at September 30, 2014 included 11 properties with a total recorded amount of $9.2 million compared to 11 properties with a total recorded amount of $14.2 million at December 31, 2013. During the nine months ended September 30, 2014, three new properties totaling $173,000 were added to foreclosed real estate, while three properties totaling $1.6 million were sold including a large parcel with a recorded amount of $1.2 million.  In addition, the Bank sold 28 of its 44 units in a mixed-use condominium complex for net proceeds of $3.7 million.  The Bank also recorded $269,000 in capital additions and $154,000 in loss provisions during the first nine months of 2014.

Liabilities. Total deposits increased $22.0 million, or 3.8%, to $594.8 million at September 30, 2014 from $572.8 million at December 31, 2013. During the nine months ended September 30, 2014, the Company continued its focus on core deposit growth, from which it excludes certificates of deposit.  Core deposits increased $28.3 million, or 7.0%, to $434.0 million at September 30, 2014 from $405.7 million at December 31, 2013.

Commercial checking and money market accounts increased $21.0 million, or 22.1%, to $116.2 million at September 30, 2014 from $95.2 million at December 31, 2013, reflecting expanded sources of lower cost funding. The Company’s initiatives to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects a commitment to establishing diversified relationships with business clients.

Over the same period, certificates of deposit decreased $6.3 million, or 3.8%, to $160.8 million at September 30, 2014 from $167.1 million at December 31, 2013.  Accounts payable and other liabilities increased $1.4 million, or 17.0%, to $9.8 million at September 30, 2014 from $8.4 million at December 31, 2013.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Overview.  Net income was $502,000, or $0.12 per diluted share, for the quarter ended September 30, 2014 compared to $560,000, or $0.12 per diluted share, for the quarter ended September 30, 2013. The provision for loan losses was $240,000 for the third quarter of 2014 compared to a recovery of loan losses of $863,000 for the same period of 2013.  Noninterest expenses decreased $879,000 and noninterest income decreased $226,000 during the third quarter of 2014 compared to the third quarter of 2013. Noninterest expenses for the third quarter decreased primarily in foreclosed properties expenses and compensation and employee benefits. Net interest income increased $257,000, which was the result of a $135,000 decrease in interest expense and an increase of $122,000 in total interest and dividend income.  The income tax provision decreased $135,000 for the quarter ended September 30, 2014 compared to the same quarter of 2013.

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change

Interest and dividend income	$5,873	$5,751	$122	2.1%
Interest expense	886	1,021	(135)	-13.2%
Net interest income	4,987	4,730	257	5.4%
Provision for (recovery of) loan losses	240	(863)	1,103	127.8%
Net interest income after provision for loan losses	4,747	5,593	(846)	-15.1%
Noninterest income	1,642	1,868	(226)	-12.1%
Noninterest expenses	5,624	6,503	(879)	-13.5%
Income before income tax provision	765	958	(193)	-20.1%
Income tax provision	263	398	(135)	-33.9%
Net income	502	560	(58)	-10.4%

Net Interest Income.  Net interest income increased by $257,000, or 5.4%, to $5.0 million for the three months ended September 30, 2014 compared to $4.7 million for the three months ended September 30, 2013. Interest expense decreased $135,000, or 13.2%, to $886,000 for the three months ended September 30, 2014 from $1.0 million for the three months ended September 30, 2013, primarily due to an 8 basis point reduction in the average rate paid on interest-bearing liabilities and an $8.7 million decrease in the average balance of total interest-bearing liabilities. Total interest and dividend income increased $122,000, or 2.1%, to $5.9 million for the three months ended September 30, 2014 from $5.8 million for the three months ended September 30, 2013, primarily as a result of an increase of $47.4 million in average loan balances, which was partially offset by a 19 basis point decrease in the average yield on loans. Average investment portfolio balances decreased $60.5 million for the three months ended September 30, 2014, which was partially offset by an increase of 14 basis points in the average portfolio yield compared to the same period of 2013.

Interest income on loans increased $303,000, or 6.2%, to $5.2 million during the three months ended September 30, 2014, primarily due to an increase in average outstanding loans of $47.4 million, or 11.0%. Loan originations decreased $1.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, while residential mortgage loan sales decreased by $13.2 million. Loan principal repayments increased $3.3 million to $50.3 million for the three months ended September 30, 2014 from $47.0 million for the three months ended September 30, 2013. The average balance of the investment portfolio decreased $60.5 million, or 28.4%, to $152.1 million for the three months ended September 30, 2014 as securities were sold in part to fund anticipated loan originations.

The previously discussed $135,000 decrease in interest expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to a $134,000 decrease in interest paid on deposits, resulting from a 10 basis point decline in deposit rates and an $8.6 million decrease in average deposit balances.

Provision for Loan Losses. The provision for loan losses was $240,000 for the three months ended September 30, 2014 compared to a recovery of loan losses of $(863,000) for the three months ended September 30, 2013.  The provision expense recorded in the third quarter of 2014 was primarily due to higher charge-offs during the period.  The significant decrease in the provision for the third quarter of 2013 was primarily supported by declines in the Company’s trailing three-year loss history and recent trends of substantially improved levels of delinquent and nonperforming loans used to estimate general loan loss reserves. The allowance for loan losses totaled $5.9 million, or 1.20% of total loans, at September 30, 2014 compared to $7.3 million, or 1.63% of total loans, at December 31, 2013. The Company charged off $172,000 in loans during the three months ended September 30, 2014 compared to $86,000 during the three months ended September 30, 2013.

Noninterest Income. Noninterest income decreased $226,000, or 12.1%, to $1.6 million for the three months ended September 30, 2014 from $1.9 million for the three months ended September 30, 2013. Factors that contributed to the decrease in noninterest income during the 2014 period included decreases of $197,000 in mortgage banking income, $180,000 in gains from the sale of investment securities and $36,000 in deposit and other service charge income, which were partially offset by increases of $78,000 in loan fees, $71,000 in gains on sales of foreclosed properties and $29,000 in debit card services. The decrease in investment security gains resulted from having no sales of investment securities during the third quarter of 2014.  The decrease in mortgage banking income was attributable to lower volumes of residential mortgage loans sold due to a decline in residential mortgage originations. The decrease in deposit and other service charge income was primarily the result of lower ATM and deposit overdraft fees.

Noninterest Expenses.  Noninterest expenses decreased $879,000, or 13.5%, to $5.6 million for the three months ended September 30, 2014 from $6.5 million for the three months ended September 30, 2013. The decrease was primarily attributable to decreases of $541,000 in foreclosed property expenses, $219,000 in in salaries and employee benefits, $120,000 in data processing expenses, $71,000 in various other expenses and $40,000 in occupancy expenses, which were partially offset by an increase of $110,000 in professional and outside services.  The decrease in salaries and benefits was primarily due to decreases of $207,000 in compensation expenses and $12,000 in employee benefits.  The decrease in foreclosed property expenses primarily related to a reduction of $447,000 in valuation write-downs of foreclosed properties.

Income Tax Provision. Income tax provision decreased $135,000 to $263,000 for the three months ended September 30, 2014 from $398,000 for the three months ended September 30, 2013, primarily due to the effect of a one time expense during the third quarter of 2013 of approximately $113,000 related to the reduction in state income tax rates applied to deferred tax assets deductible in future periods.  The effective tax rate was 34.38% for the three months ended September 30, 2014 compared to 41.54% for the three months ended September 30, 2013, with the decrease primarily resulting from the effects of the previously discussed one time adjustment for state income taxes during the third quarter of 2013 and favorable permanent tax differences relative to the size of the pre-tax income in 2014 compared to 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Overview. Net income was $1.8 million, or $0.43 per diluted share, for the nine months ended September 30, 2014, compared to $1.1 million, or $0.23 per diluted share, for the nine months ended September 30, 2013.  Income before income taxes increased $1.2 million, primarily due to a decrease of $1.5 million in noninterest expenses, an increase of $787,000 in net interest income, and an increase of $483,000 in recoveries of loan losses, which were partially offset by a decrease of $1.6 million in noninterest income.

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	$ Change	% Change

Interest and dividend income	$17,385	$17,176	$209	1.2%
Interest expense	2,659	3,237	(578)	-17.9%
Net interest income	14,726	13,939	787	5.6%
Recovery of loan losses	(1,218)	(735)	(483)	-65.7%
Net interest income after recovery of loan losses	15,944	14,674	1,270	8.7%
Noninterest income	4,652	6,278	(1,626)	-25.9%
Noninterest expenses	17,834	19,364	(1,530)	-7.9%
Income before income tax provision	2,762	1,588	1,174	73.9%
Income tax provision	915	494	421	85.2%
Net income	1,847	1,094	753	68.8%

Net Interest Income. Net interest income increased by $787,000, or 5.6%, to $14.7 million for the nine months ended September 30, 2014 compared to $13.9 million for the nine months ended September 30, 2013.  Interest expense decreased $578,000, or 17.9%, to $2.7 million for the nine months ended September 30, 2014 from $3.2 million for the nine months ended September 30, 2013, due to a 14 basis point reduction in the average rate paid on interest-bearing deposits and a decrease of $12.4 million in the average balance of total interest-bearing deposits.  The lower cost of interest-bearing deposits was primarily attributable to an average rate reduction of 20 basis points on certificates of deposit, as well as a lower average balance of certificates of deposit, and reductions in average rates paid on NOW and money market accounts, which were slightly offset by increases in the average balances of NOW, money market and savings accounts as the Company continued its focus on core deposit growth.  Total interest and dividend income increased $209,000 to $17.4 million for the nine months ended September 30,

2014 compared to $17.2 million for the nine months ended September 30, 2013. The average balance of total interest-earning assets decreased $3.1 million, which was significantly offset by a 5 basis point increase in the average yields on interest-earning assets. Interest income on loans increased $958,000, primarily attributable to a $52.3 million increase in the average balance of loans, partially offset by a 23 basis point reduction in the yield earned on loans in 2014.  Interest on securities decreased $810,000 in 2014 primarily as a result of an $84.6 million decrease in average investment portfolio balances, partially offset by a 23 basis point increase in yield earned on the investment portfolio.

Provision for Loan Losses. The Company recorded a recovery of loan losses in the amount of $(1.2) million for the nine months ended September 30, 2014 compared to a recovery of loan losses of $(735,000) for the nine months ended September 30, 2013.  In the nine-month period of 2014, the Company assessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans. This modification resulted in further sub-segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-off rates created by three sub-segments of these loan classes against the significantly diminished or nonexistent current balances within these same loan sub-segments reflecting no continued credit exposure to the Company. Specifically, additional sub-segments were identified where the Company made (i) loans in excess of $2.5 million to construct commercial mixed-use buildings in small communities with low population growth, (ii) speculative loans to construct one-to-four family residences for the greater of 80% of the appraised value of the completed residence or 100% of the actual costs of construction, and (iii) loans secured by equity securities that do not have a readily determinable fair value. This change in methodology resulted in a nonrecurring reduction of approximately $1.3 million in the Company’s reserves for loans not considered impaired in the second quarter of 2014.  Charge-offs were $322,000 for the first nine months of 2014 compared to $278,000 for the first nine months of 2013.

Noninterest Income.  Noninterest income decreased $1.6 million, or 25.9%, to $4.7 million for the nine months ended September 30, 2014 from $6.3 million for the nine months ended September 30, 2013. Factors that contributed to the decrease in noninterest income during the 2014 nine-month period included decreases of $912,000 in mortgage banking income, $662,000 in securities gains, $174,000 in income from an investment in a Small Business Investment Company and $122,000 in deposit fees, which were partially offset by $77,000 in higher income from debit card services, $49,000 in higher brokerage referral fees and $47,000 in higher consumer and small business administrative loan fees. The decrease in mortgage banking income was attributable to lower volumes of residential mortgage loans originated and sold.  The decrease in deposit fees was primarily the result of lower ATM and deposit overdraft fees.

Noninterest Expenses. Noninterest expenses decreased $1.5 million, or 7.9%, to $17.8 million for the nine months ended September 30, 2014 from $19.4 million for the nine months ended September 30, 2013. The lower 2014 noninterest expenses primarily reflected decreases in foreclosed property expenses of $1.8 million, various other expenses of $208,000, occupancy expenses of $142,000 and data processing expenses of $122,000, which were partially offset by higher compensation expenses of $560,000 and higher professional and outside services expenses of $147,000. The decrease in foreclosed property expenses primarily related to a reduction of $1.7 million in valuation write-downs of foreclosed properties. Compensation expenses in the first nine months of 2014 included an increase of $380,000 in equity incentive plan expenses related to accelerated vesting for disability of an executive officer and an increase of $672,000 in other employee benefit plan expenses, which were partially offset by a decrease of $492,000 in compensation expenses and reductions in most other expense categories. Compensation expenses in the first nine months of 2013 included a $499,000 one-time credit to pension expense resulting from the curtailment of benefits for future service.

Income Tax Provision. Income tax expense increased by $421,000 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to an increase in pre-tax income.  The effective tax rate was 33.13% for the nine months ended September 30, 2014 compared to 31.11% for the nine months ended September 30, 2013, with the increase primarily resulting from the decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2014 compared to 2013.

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

	For The Three Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$75,649	$50	0.26%	$57,436	$51	0.35%
Loans receivable	480,074	5,168	4.27%	432,659	4,865	4.46%
Investment securities	49,054	292	3.11%	61,957	376	3.16%
Mortgage-backed and similar securities	103,088	336	1.29%	150,679	437	1.15%
Other interest-earning assets	2,902	27	3.69%	3,131	22	2.79%
Total interest-earning assets	710,767	5,873	3.33%	705,862	5,751	3.30%
Allowance for loan losses	(5,816)			(8,486)
Noninterest-earning assets	42,843			52,139

Total assets	$747,794			$749,515

Liabilities and equity

NOW accounts	$148,727	52	0.14%	$141,382	64	0.18%
Money market accounts	154,006	67	0.17%	154,449	90	0.23%
Savings accounts	38,870	10	0.10%	32,993	8	0.10%
Certificates of deposit	160,095	262	0.65%	181,462	363	0.79%
Total interest-bearing deposits	501,698	391	0.31%	510,286	525	0.41%
Overnight and short-term borrowings	271	-	0.00%	401	-	0.00%
Federal Home Loan Bank advances	50,000	495	3.93%	50,000	496	3.94%
Total interest-bearing liabilities	551,969	886	0.64%	560,687	1,021	0.72%
Noninterest-bearing deposits	90,185			74,396
Other noninterest-bearing liabilities	9,884			10,864
Total liabilities	652,038			645,947

Total equity	95,756			103,568

Total liabilities and equity	$747,794			$749,515

Net interest income		$4,987			$4,730

Interest rate spread			2.69%			2.58%
Net interest margin			2.84%			2.72%
Average interest-earning assets to average interest-bearing liabilities	128.77%			125.89%

	For The Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$77,139	$162	0.28%	$47,646	$133	0.37%
Loans receivable	466,076	15,114	4.34%	413,785	14,156	4.57%
Investment securities	55,284	1,012	3.22%	66,549	1,145	3.00%
Mortgage-backed and similar securities	103,773	1,005	1.29%	177,103	1,682	1.27%
Other interest-earning assets	2,971	92	4.14%	3,222	60	2.49%
Total interest-earning assets	705,243	17,385	3.36%	708,305	17,176	3.31%
Allowance for loan losses	(6,792)			(8,502)
Noninterest-earning assets	46,564			54,083

Total assets	$745,015			$753,886

Liabilities and equity

NOW accounts	$147,772	159	0.14%	$142,234	241	0.23%
Money market accounts	153,896	202	0.18%	152,993	298	0.26%
Savings accounts	37,325	28	0.10%	31,863	24	0.10%
Certificates of deposit	161,986	800	0.66%	186,265	1,204	0.86%
Total interest-bearing deposits	500,979	1,189	0.32%	513,355	1,767	0.46%
Overnight and short-term borrowings	591	1	0.23%	556	1	0.24%
Federal Home Loan Bank advances	50,000	1,469	3.93%	50,000	1,469	3.93%
Total interest-bearing liabilities	551,570	2,659	0.64%	563,911	3,237	0.77%
Noninterest-bearing deposits	83,926			69,999
Other noninterest-bearing liabilities	9,413			12,689
Total liabilities	644,909			646,599

Total equity	100,106			107,287

Total liabilities and equity	$745,015			$753,886

Net interest income		$14,726			$13,939

Interest rate spread			2.72%			2.54%
Net interest margin			2.85%			2.70%
Average interest-earning assets to average interest-bearing liabilities	127.86%			125.61%

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

	Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013			Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$14	$(15)	$(1)	$68	$(39)	$29
Loans receivable	517	(214)	303	1,723	(765)	958
Investment securities	(77)	(7)	(84)	(203)	70	(133)
Mortgage-backed and similar securities	(150)	49	(101)	(710)	33	(677)
Other interest-earning assets	(2)	7	5	(5)	37	32
Total interest-earning assets	302	(180)	122	873	(664)	209

Interest expense:
NOW accounts	3	(15)	(12)	9	(91)	(82)
Money market accounts	-	(23)	(23)	2	(98)	(96)
Savings accounts	1	1	2	4	-	4
Certificates of deposit	(40)	(61)	(101)	(144)	(260)	(404)
Total interest-bearing deposits	(36)	(98)	(134)	(129)	(449)	(578)
Federal Home Loan Bank advances	-	(1)	(1)	-	-	-
Total interest-bearing liabilities	(36)	(99)	(135)	(129)	(449)	(578)

Net increase (decrease) interest income	$338	$(81)	$257	$1,002	$(215)	$787

With the prolonged low interest rate environment, the interest rate component continues to reflect the pressures of net interest margin compression.  The growth in loans has led to favorable changes in the volume component and overall net interest income levels in 2014 compared to 2013.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risks, liquidity risk and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial construction and land development	$-	$11	$(11)	-100.0%
Commercial mortgage	900	373	527	141.3%
Commercial and industrial	236	139	97	69.8%
Total commercial	1,136	523	613	117.2%
Non-commercial:
Residential mortgage	2,041	549	1,492	271.8%
Revolving mortgage	240	116	124	106.9%
Consumer	7	9	(2)	-22.2%
Total non-commercial	2,288	674	1,614	239.5%
Total nonaccruing loans (1)	3,424	1,197	2,227	186.0%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	3,424	1,197	2,227	186.0%

Foreclosed real estate	9,169	14,233	(5,064)	-35.6%

Total nonperforming assets	12,593	15,430	(2,837)	-18.4%

Performing troubled debt restructurings (2)	4,889	5,255	(366)	-7.0%
Performing troubled debt restructurings and total nonperforming assets	$17,482	$20,685	(3,203)	-15.5%

Allowance for loan losses	$5,852	$7,307

Total loans	$487,904	$449,234

Allowance as a percentage of total loans	1.20%	1.63%
Allowance as a percentage of nonperforming loans	170.91%	610.44%
Total nonperforming loans to total loans	0.70%	0.27%
Total nonperforming loans to total assets	0.46%	0.16%
Total nonperforming assets to total assets	1.68%	2.10%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.33%	2.82%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $5.3 million at September 30, 2014, compared to $5.8 million at December 31, 2013. The decrease in TDRs during the nine months ended September 30, 2014 was primarily the result of two loans totaling $425,000 that were paid in full during the nine months ended September 30, 2014, which were partially offset by two loans totaling $93,000 that were restructured during the period.  At September 30, 2014, $440,000 of the total $5.3 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming asset table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $41,000 and $100,000 for the three- and nine-month periods ended September 30, 2014, respectively, compared to $26,000 and $78,000 for the comparable periods of 2013. Interest income of $53,000 and $184,000 related to impaired loans was recognized for the three- and nine-month periods ended September 30, 2014, respectively, compared to $78,000 and $232,000 for the same periods of 2013.

At September 30, 2014, our nonaccruing loans of $3.4 million, including nonperforming troubled debt restructurings, were comprised of the following:

● Commercial Mortgage Loans

○
One loan secured by a commercial building located in western North Carolina.  As of September 30, 2014, the loan was considered impaired and nonaccruing with a remaining balance of $356,000.  The Bank had a specific reserve of $17,000 as of September 30, 2014.

○	One loan secured by a commercial building located in western North Carolina. As of September 30, 2014, the loan was considered impaired and nonaccruing with a remaining balance of $544,000.

● Residential Mortgage Loans

○	Seventeen loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $2.3 million as of September 30, 2014.

At September 30, 2014, our performing TDRs of $4.9 million included the following:

● Commercial Mortgage Loans

○
One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the second quarter of 2012, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of September 30, 2014, the loan was a performing TDR with a balance of $3.1 million that matures in November of 2014. As of September 30, 2014, the loan had a specific reserve of $248,000.

● Residential Mortgage Loans

○	Twelve loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.8 million as of September 30, 2014.

Foreclosed properties consisted of the following at the dates indicated.

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	9	$9,007	9	$13,822
Residential mortgage	2	162	2	411
Total	11	$9,169	11	$14,233

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Nine Months Ended September 30, 2014

Beginning balance	$14,233
Transfers from loans	173
Capitalized cost	269
Loss provisions	(154)
Gain on sale of foreclosed properties	25
Net proceeds from sales of foreclosed properties	(5,377)
Ending balance	$9,169

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During the nine months ended September 30, 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units.  At September 30, 2014, the adjusted recorded amount was $4.6 million for the remaining 8 retail units and 8 office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	September 30, 2014	December 31, 2013	$ Change	% Change

Adversely classified loans:
Substandard	$4,924	$3,481	$1,443	41.5%
Total adversely classified loans	4,924	3,481	1,443	41.5%
Special mention loans	32,449	34,787	(2,338)	-6.7%
Total classified and special mention loans	37,373	38,268	(895)	-2.3%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$37,373	$38,268	$(895)	-2.3%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At September 30, 2014, substandard loans totaling $4.9 million included $3.0 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.9 million in performing substandard loans included the following:

● Commercial Mortgage Loans

○	Two loans to one borrower on two commercial properties located in western North Carolina. As of September 30, 2014, the loans were performing with a total balance of $639,000

● Residential Mortgage Loans

○	Fifteen loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $1.1 million as of September 30, 2014.

Classified assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At September 30, 2014, special mention loans included the Bank’s largest performing troubled debt restructured commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At September 30, 2014, cash and cash equivalents totaled $78.4 million, including $69.5 million in interest-bearing deposits in other banks, of which $55.6 million was on deposit with the Federal Reserve Bank.  Securities totaling $145.5 million at September 30, 2014 classified as available-for-sale provided an additional source of liquidity. In addition, at September 30, 2014, we had the ability to borrow a total of approximately $65.0 million from the Federal Home Loan Bank of Atlanta and approximately $5.6 million from the Federal Reserve Bank’s discount window. At September 30, 2014, we had $50.0 million in Federal Home Loan Bank advances outstanding and $3.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At September 30, 2014, we had $141.5 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of September 30, 2014 totaled $85.9 million, or 53.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At September 30, 2014

Long-term debt obligations	$50,000	$-	$40,000	$10,000	$-
Operating lease obligations	1,526	362	598	121	445
Total	$51,526	$362	$40,598	$10,121	$445

At December 31, 2013

Long-term debt obligations	$50,000	$-	$-	$50,000	$-
Operating lease obligations	1,798	362	724	222	490
Total	$51,798	$362	$724	$50,222	$490

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum stockholder benefit. The capital from our stock offering in 2011 significantly increased our liquidity and capital resources. The large increase in equity resulting from the capital raised in the conversion offering initially had an adverse impact on our return on equity. To help us better manage our capital, we have used such tools as common share repurchases and may consider the declaration of cash dividends in the future as regulations permit.

In July 2013, the Federal Reserve, and the FDIC adopted an interim final rule that will revise the current risk-based and leverage capital requirements for banking organizations. The interim final rule was a continuation of joint notices of proposed rulemaking originally published in the Federal Register on August 30, 2012.  On January 12, 2014, the Basel Committee on Banking Supervision made a number of amendments to its Basel III leverage ratio framework and issued final requirements for banks’ liquidity coverage ratio-related disclosures.

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

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

Regulatory Requirements
Actual	Minimum For Capital Adequacy Purposes	Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

September 30, 2014

Tier I leverage capital	$99,097	13.17%	$30,092	4.00%	$37,615	5.00%
Tier I risk-based capital	99,097	21.17%	18,727	4.00%	28,091	6.00%
Total risk-based capital	104,949	22.42%	37,454	8.00%	46,818	10.00%

December 31, 2013

Tier I leverage capital	107,275	14.35%	29,904	4.00%	37,380	5.00%
Tier I risk-based capital	107,275	24.14%	17,776	4.00%	26,664	6.00%
Total risk-based capital	112,852	25.39%	35,552	8.00%	44,440	10.00%

Asheville Savings Bank, S.S.B.

September 30, 2014

Tier I leverage capital	$92,168	12.29%	$30,008	4.00%	$37,510	5.00%
Tier I risk-based capital	92,168	19.70%	18,713	4.00%	28,070	6.00%
Total risk-based capital	98,016	20.95%	37,426	8.00%	46,783	10.00%
NC Savings Bank capital	98,020	13.10%	37,398	5.00%	n/	a	n/	a

December 31, 2013

Tier I leverage capital	93,441	12.67%	29,489	4.00%	36,861	5.00%
Tier I risk-based capital	93,441	21.07%	17,737	4.00%	26,605	6.00%
Total risk-based capital	99,006	22.33%	35,474	8.00%	44,342	10.00%
NC Savings Bank capital	100,748	13.92%	36,184	5.00%	n/	a	n/	a

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

For the nine months ended September 30, 2014 and the year ended December 31, 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	As Of September 30, 2014			Over The Next Twelve Months Ending September 30, 2015
	Present Value Of Equity			Projected Net Interest Income
	Market			Net Interest
(Dollars in thousands)	Value	$ Change	% Change	Income	$ Change	% Change

Change in Rates
(in Basis Points “BP”):

300 BP	$83,391	$(27,397)	-24.73%	$20,011	$(118)	-0.58%
200	91,293	(19,495)	-17.60%	19,570	(558)	-2.77%
100	102,137	(8,651)	-7.81%	19,852	(276)	-1.37%
0	110,788	-	0.00%	20,129	-	0.00%
(100)	109,184	(1,604)	-1.45%	18,949	(1,180)	-5.86%

Item 4. Controls and Procedures

The Company’s management has carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2014.  In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014.  We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and stock repurchase agreements and are set forth in the following table.

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plan Or Programs
July 1 - July 31, 2014	452,900	$19.96	452,900	-
August 1 - August 31, 2014	-	-	-	-
September 1 - September 30, 2014	-	-	-	-
Total	452,900	$19.96	452,900

On January 30, 2014, the Company's Board of Directors approved an additional 5% stock repurchase plan. As of June 30, 2014, the Company had 41,657 shares of common stock yet to be purchased under the plan. On July 18, 2014, the Company entered into a privately negotiated stock repurchase agreement to repurchase 392,900 shares of its common stock from one of its large institutional stockholders for an aggregate purchase price of $7,858,000, or $20.00 per share.  The stock repurchased on July 18, 2014 caused the holdings of the Company's largest stockholder to exceed 10%, so on July 24, 2014 the Company entered into a privately negotiated stock repurchase agreement to repurchase 60,000 shares of its common stock from its largest stockholder in order to reduce the stockholder's position to an amount below 10%. During the third quarter of 2014, a total of 452,900 shares of common stock were repurchased at an average cost of $19.96.

The following table sets forth information as of September 30, 2014 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options Warrants And Rights (b)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a) (c)

Equity compensation plans approved by security holders	488,500	$15.93		68,355
Equity compensation plans not approved by security holders	–	N/	A	–
Total	488,500	$15.93		68,355

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)
3.2	Bylaws of ASB Bancorp, Inc. (1)
3.3	Amendment of the Bylaws of ASB Bancorp, Inc., adopted September 15, 2014 (2)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)
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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the SEC on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the SEC on September 19, 2014.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

November 7, 2014	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)