Form 10-K
period 2014-12-31
ASB Bancorp Inc
filed 2015-03-13
CIK 1520300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $94,196,024.

There were 4,378,411 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 28, 2015.

Documents Incorporated by Reference:
Portions of the proxy statement for the registrant’s 2015 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

ASB BANCORP, INC.
FORM 10-K

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

A Caution About Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe, “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;
•	a continued decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in technology;
•	our ability to attract and retain personnel; and
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board.

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

Asheville Savings Bank – Founded in 1936, the Bank is a North Carolina chartered savings bank headquartered in Asheville, North Carolina. We operate as a community-oriented financial institution offering traditional financial services to consumers and businesses in our primary market area. We attract deposits from the general public and use those funds to originate primarily one-to-four family residential mortgage loans and commercial real estate loans, and, to a lesser extent, home equity loans and lines of credit, consumer loans, construction and land development loans, and commercial and industrial loans. We conduct our lending and deposit activities primarily with individuals and small businesses in our primary market area.

Our primary market area is Asheville, North Carolina and the rest of Buncombe County where we have eight branch offices, as well as Henderson, Madison, McDowell and Transylvania Counties where we have five branch offices and a loan production office in Mecklenburg County.

Availability of Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on the Company’s website, http://ir.ashevillesavingsbank.com, as soon as reasonably practicable after the Company electronically files such reports with, or furnishes them to, the Securities and Exchange Commission (the “SEC”). The information on the Company’s website shall not be considered as incorporated by reference into this Annual Report on Form 10-K.

Personnel

At December 31, 2014, the Company had 160 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationships with our employees are good.

Operating Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We seek to achieve this through the adoption of a business strategy to provide superior financial services to help our customers and communities prosper by focusing on our core values while achieving sustainable profitability and reasonable returns for our shareholders. We plan to continue our focus on loan growth in 2015.  In recent years, we hired senior management with substantial experience in consumer and commercial banking to help us diversify our product offerings and expand our consumer and commercial deposit and lending products, while maintaining high asset quality standards. Our operating strategies include the following:

•	continue to provide competitive products, services and pricing to individuals and businesses in the communities served by our branch offices;

•	profitable growth of our residential mortgage banking;

•	profitable growth of our commercial and industrial lending activities and small business relationships;

•	increase efficiencies and productivity bank wide; and

•	create a culture of accountability bank wide.

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

Residential mortgage lending remains an important part of our lending activities. We originate fixed and adjustable-rate residential mortgage loans that are retained in our loan portfolio. However, most of the fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released as part of our efforts to reduce our interest rate risk. At December 31, 2014, residential mortgage loans totaled $172.2 million, or 33.0% of our total loan portfolio.

Profitable growth of our commercial and industrial lending activities and small business relationships.

We intend to continue our expansion of our commercial and industrial lending activities and to originate an increased number of small business loans. Management has hired additional experienced lending officers and credit management personnel over the past several years in order to continue to safely manage this type of lending. Commercial and industrial lending has increased recently as we have managed our problem loans and experienced higher loan demand. Our goal is to increase this portion of our portfolio using conservative underwriting practices to increase the yield in our loan portfolio.  Also, our focus on creating a full relationship with clients has enhanced our value proposition and contributed to growth in business services and deposit activities.

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

Create a culture of accountability bank wide.

We will strive to create a work environment in which employees are engaged and committed to the vision of the Bank and encouraged and rewarded for performing at their highest potential.  This requires a strong performance management program that provides clear direction and expectations to all employees and focuses on performance, empowering employees to take responsibility that is aligned with our core values. We will hold employees accountable for performing in line with expectations and will provide career development opportunities for them.

Market Area

We are headquartered in Asheville, North Carolina, which is the county seat of Buncombe County, North Carolina and consider Buncombe, Madison, McDowell, Henderson and Transylvania Counties in Western North Carolina and the surrounding areas to be our primary market area. Asheville is situated in the Blue Ridge Mountains at the confluence of the Swannanoa River and French Broad River and is known for its natural beauty and scenic surroundings. The nearby Great Smoky Mountains National Park and Blue Ridge Parkway are among the more visited parks in the United States. In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States. It has been referred to as the “Paris of the South,” and The New York Times calls it a “surprisingly cosmopolitan city.”  It is a place that combines local arts and diversity of a city with a friendly, small town feel. Asheville is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and the most visited winery in the nation, drawing more than one million tourists each year.  Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, attracting approximately nine million visitors annually, with a direct economic impact of approximately $1.5 billion to our local economy. In addition, affordable housing prices, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States.  In February 2014, Top Retirements named the area as number one on the 2014 list of “Best Places to Retire”, noting Asheville's reputation as a great place to retire makes it the standard that all other retirement towns can aspire to be. In November 2014, Forbes ranked Asheville 34th among U.S. cities as “Best Places for Business and Careers.”  Also, in December 2014, Forbes featured Asheville in its series “An Unexpected Source of Innovation” as one of America's little-known hubs of technological creativity.  Originally established as a mountain retreat, Asheville now stands as a hub for technology, business innovation and growth, making it an attractive destination for corporate relocation.

The Asheville metropolitan area benefits from a diverse economy, and there is no single employer or industry upon which a significant number of our customers are dependent.  The area has a mix of manufacturing including advanced manufacturing, plastics, metals, textiles, furniture and automotive parts. Agriculture including food processing is a growing segment of the local economy.  Wood product businesses also are prevalent in Western North Carolina.  Biopharmaceutical is also a growing segment of our economy with Jacob Holm and others having a presence in Asheville.  Business services are predominant in the area with financial services, insurance, financial advisors and other professional practices making up a growing and steady part of the economy.  IT/Software is emerging in our economy as well as other Knowledge Based businesses that are attracted to the area due to quality of life and available resources. The Travel and Tourism industry as well as entertainment, including performing arts, sports and film production continue to add economic value to the area.  Western North Carolina has a number of manufacturing and technology companies located in the area, including Wilsonart International, Inc., Eaton Corporation, Thermo Fischer Scientific, Plasticard-Locktech International and Arvato Digital Services.  GE Aviation, Linamar Corporation, White Labs Inc., Hi-Wire Brewing, Highland Brewing Company, Wicked Weed Brewing and BorgWarner Inc. are among the companies that expanded in the Asheville area during 2014.  Newer industries that have moved to the area, include American Recycling and brewers New Belgium, Sierra Nevada, and Oskar Blues Brewery. The larger breweries and some successful local micro-breweries have spawned new opportunities in the region, which has created jobs and additional exposure for the area. Furthermore, the region is home to a number of educational organizations, private colleges and large public universities, such as the University of North Carolina at Asheville as well as satellite campuses of Lenoir-Rhyne University, North Carolina State University and Western Carolina University. Mission Health System, a leading employer in the Asheville metropolitan area and the state's sixth largest health system, has been nationally recognized as a top hospital network for cardiovascular and orthopedic medicine.

Over the course of the past year, the tourism industry in the Asheville metropolitan area has improved, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson counties, that directly benefit from this industry and has caused the overall unemployment rate in the Asheville metropolitan area to decrease to 4.0% in December 2014 from 5.0% in December 2013, according to statistics published by the Employment Security Commission of North Carolina (“ESCNC”). For comparative purposes, the ESCNC reported seasonally adjusted unemployment rates of 5.5% for North Carolina and 5.6% for the United States for December 2014. The Company also considers McDowell County and Transylvania County, which are not included in the unemployment statistics for the Asheville metropolitan area, as part of its primary market area. The December 2014 unemployment rates were 5.6% for McDowell County and 5.6% for Transylvania County.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from several financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2014, which is the most recent date for which deposit market share data is available from the Federal Deposit Insurance Corporation, we held approximately 10.17% of the deposits in Buncombe County, North Carolina, 3.20% of the deposits in Henderson County, North Carolina, 22.24% of the deposits in Madison County, North Carolina, 17.17% of the deposits in McDowell County, North Carolina and 4.19% of the deposits in Transylvania County, North Carolina. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, have greater resources.

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

Lending Activities

General. The largest component of our loan portfolio is real estate mortgage loans, primarily one-to-four family residential mortgage loans and commercial mortgage loans, and to a lesser extent, revolving mortgage loans (which consist of home equity loans and lines of credit), consumer loans, construction and land development loans, and commercial and industrial loans. We originate loans for investment purposes, although we generally sell our fixed-rate residential mortgage loans into the secondary market with servicing released.

We intend to continue to emphasize residential and commercial mortgage lending, while also concentrating on ways to expand our commercial and industrial lending activities with a focus on serving small businesses and emphasizing relationship banking in our primary market area. We do not offer Alt-A, sub-prime or no-documentation mortgage loans.

One-to-Four Family Residential Loans. At December 31, 2014, we had $172.2 million in one-to-four family residential loans, which represented 33.0% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

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

Interest rates and payments on our adjustable-rate mortgage loans adjust at intervals of one to five years after an initial fixed period that ranges from one to ten years. Interest rates on our adjustable-rate loans generally are indexed to the US Treasury Constant Maturity Index for the applicable periods. However, in some limited situations, these loans are indexed to the one year London Interbank Offered Rate (LIBOR).

While one-to-four family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer residential mortgage loans with negative amortization and we currently offer marketable interest-only residential mortgage loans to well qualified borrowers in limited situations.

We do not make owner occupied one-to-four family residential real estate loans with loan-to-value ratios exceeding 95%, unless the loan is federally guaranteed. Loans with loan-to-value ratios in excess of 80% typically require private mortgage insurance. In addition, we do not make non-owner occupied one-to-four family residential real estate loans with loan-to-value ratios exceeding 85% unless we are able to sell the loan on the secondary market. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in flood hazard areas.

At December 31, 2014, our largest residential mortgage loan had an outstanding balance of $1.8 million and was performing in accordance with its original terms.

Commercial Mortgage Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate and multi-family properties. At December 31, 2014, commercial mortgage loans totaled $201.3 million, or 38.5% of our total loan portfolio, $200.4 million of which were performing. Our commercial mortgage loans are generally secured by commercial, industrial and manufacturing, small to moderately-sized office and retail properties, hotels, multi-family properties and hospitals and churches located in our primary market area. Although we have historically made commercial mortgage loans that are secured by both owner-occupied and nonowner-occupied properties, we are currently emphasizing the origination of commercial mortgage loans that are secured by owner-occupied properties. At December 31, 2014, $61.5 million or 30.6% of our commercial real estate loans were secured by owner-occupied properties.

We originate fixed-rate and adjustable-rate commercial mortgage loans, generally with terms of three to five years and payments based on an amortization schedule of up to 30 years, resulting in “balloon” balances at maturity. For our adjustable-rate commercial mortgage loans, interest rates are typically equal either to the prime lending rate as reported in The Wall Street Journal or to LIBOR, plus an applicable margin. Currently, our adjustable-rate commercial mortgage loans typically provide for an interest rate floor. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 85% and may require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition, credit history, loan-to-value ratio, debt service coverage ratio and other factors, including whether the property securing the loan will be owner occupied.

At December 31, 2014, our largest commercial mortgage loan relationship consisted of five loans that had a total outstanding balance of $11.1 million.  These loans were originated in February 2013 and November 2014.  The loans are collateralized by leased income producing commercial properties, inclusive of retail shopping centers located in High Point, North Carolina and Greensboro, North Carolina.  The loans are performing in accordance to their original loan terms.

Construction and Land Development Loans. We have originated construction and land development loans for commercial properties, such as retail shops and office units, and multi-family properties. At December 31, 2014, commercial construction and land development loans totaled $21.7 million, which represented 4.2% of our total loan portfolio, all of which were performing.  Typically commercial construction loans are for a term of 12 to 24 months with interest payable monthly and are generally followed by a permanent loan with monthly principal and interest payments.  Commercial construction loans generally require a maximum loan-to-value ratio of 80% and land development loans generally require a maximum loan-to-value ratio of 75%.

We also originate residential construction and land development loans for one-to-four family homes.  At December 31, 2014, residential construction and land development loans totaled $14.8 million, which represented 2.8% of our total loan portfolio, all of which were performing.  Residential construction loans are typically for a term of 12 months with interest payable monthly, and are generally followed by an automatic conversion to a 15-year or 30-year permanent loan with monthly payments of principal and interest.  Residential construction loans are generally made only to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated.  We generally require a maximum loan-to-value ratio of 80% for all construction loans unless Private Mortgage Insurance is obtained to allow for higher loan-to-value ratios.

Interest rates on all construction loans are generally tied to an index plus an applicable spread and funds are disbursed on a percentage-of-completion basis following an inspection by a third party inspector.

We also selectively originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. Land development loans, which are offered for terms of up to 18 months, are generally indexed either to the prime rate as reported in The Wall Street Journal or to LIBOR, plus an applicable margin. We generally require a maximum loan-to-value ratio of 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. These loans are typically amortized for no more than fifteen years with a three- or five-year balloon payment. At December 31, 2014, our largest commercial land development loan had an outstanding balance of $381,000, which was performing.

Revolving Mortgages and Consumer Loans. We offer revolving mortgage loans, which consist of home equity loans and lines of credit, and various consumer loans, including automobile loans and loans secured by deposits. At December 31, 2014, revolving mortgage loans totaled $56.4 million, or 10.8% of our total loan portfolio, substantially all of which were performing, and consumer loans totaled $40.4 million, or 7.7% of our total loan portfolio, substantially all of which were performing. Our revolving mortgage loans consist of both home equity loans with fixed-rate amortizing terms of up to 15 years and adjustable rate lines of credit with interest rates indexed either to the prime rate as published in The Wall Street Journal or to LIBOR, plus an applicable margin. At December 31, 2014, our largest outstanding revolving mortgage loan balance was $500,000, which was performing. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to-four family lending. In most cases, we do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan.

Commercial and Industrial Loans. We typically offer commercial and industrial loans to small businesses located in our primary market area. At December 31, 2014, commercial and industrial loans totaled $15.9 million, which represented 3.0% of our total loan portfolio, substantially all of which were performing. Commercial and industrial loans consist of floating rate loans indexed either to the prime rate as published in The Wall Street Journal or to LIBOR, plus an applicable margin and fixed rate loans for terms of up to 10 years, depending on the useful life and type of collateral. Our commercial and industrial loan portfolio consists primarily of loans that are secured by equipment, accounts receivable and inventory, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors. At December 31, 2014, our largest commercial and industrial relationship had an outstanding balance of $2.5 million, was secured by a second lien on a residence, but recent real estate values did not reflect ample coverage, therefore this loan was considered unsecured.  The loan was performing in accordance with its terms.

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

Commercial Mortgage Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern in commercial mortgage lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income producing properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. We apply what we believe to be conservative underwriting standards when originating commercial mortgage loans and seek to limit our exposure to lending concentrations to related borrowers, types of business and geographies, as well as seeking to participate with other banks in both buying and selling larger loans of this nature. Management has hired additional experienced lending officers and credit management personnel over the past several years in order to continue to safely manage this type of lending. To monitor cash flows on income producing properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability, and the value of the underlying property. An environmental survey is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by regulation to 15% of the Bank's unimpaired capital and surplus, as defined.  At December 31, 2014, our regulatory limit on loans to one borrower was $14.8 million. At that date, our largest lending relationship consisted of five loans totaling $11.1 million that are secured by leased income producing commercial properties, inclusive of retail shopping centers located in High Point, North Carolina and Greensboro, North Carolina.  The loans are currently performing in accordance with their original terms.

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

At December 31, 2014, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, securities issued by government sponsored enterprises and municipal securities. We do not currently invest in trading account securities.

Our investment objectives are: (i) to provide and maintain liquidity within the guidelines of North Carolina banking law and the regulations of the Federal Deposit Insurance Corporation and (ii) to manage interest rate risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our President and Chief Executive Officer, our Chief Financial Officer and Treasurer are responsible for implementation of the investment policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis.

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

Financial Services

The Bank has an agreement with a third-party registered broker-dealer, LPL Financial LLC (“LPL”), through which the Bank offers its customers a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. For the years ended December 31, 2014, 2013 and 2012, pursuant to the Bank’s agreement with LPL, the Bank received fees of $268,000, $224,000 and $242,000, respectively.

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

Recent Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;

•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies;

•	Granting new authority to the FDIC as liquidator and receiver;

•	Changing the manner in which deposit insurance assessments are made;

•	Requiring regulators to modify capital standards;

•	Establishing the Bureau of Consumer Financial Protection (the “CFPB”);

•	Capping interchange fees that banks charge merchants for debit card transactions;

•	Imposing more stringent requirements on mortgage lenders; and

•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

The Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, promulgates capital standards for banking organizations. In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. The final rule became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the final rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements for covered banking institutions than those currently in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the current 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from current requirements); and

•	a leverage ratio of 4% (currently 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as non-cumulative perpetual preferred stock. The rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.

The current capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

Additionally, the final rule provides for the deduction of three categories of assets: (i) deferred tax assets arising from temporary differences that cannot be realized through net operating loss carrybacks (net of related valuation allowances and of deferred tax liabilities), (ii) mortgage servicing assets (net of associated deferred tax liabilities) and (iii) investments in more than 10% of the issued and outstanding common stock of unconsolidated financial institutions (net of associated deferred tax liabilities). The amount in each category that exceeds 10% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. The remaining, non-deducted amounts are then aggregated, and the amount by which this total amount exceeds 15% of Common Equity Tier 1 capital must be deducted from Common Equity Tier 1 capital. Amounts of minority investments in consolidated subsidiaries that exceed certain limits and investments in unconsolidated financial institutions may also have to be deducted from the category of capital to which such instruments belong.

Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effective at that time.

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

As further described under “Regulation and Supervision – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies.

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

As further described under “Regulation and Supervision – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies. It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effective at that time.

Transactions with Affiliates. Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Those extensions of credit:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

Effective as of July 21, 2011, the Dodd-Frank Act expands the definition of affiliate for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depositor institution or its affiliates. The Dodd-Frank Act will apply Section 23A and Section 22(h) of the Federal Reserve Act (governing transactions with insiders) to derivative transactions, repurchase agreements and securities lending and borrowing transaction that create credit exposure to an affiliate or an insider. Any such transactions with affiliates must be fully secured. The Dodd-Frank Act also prohibits an insured depository institution from purchasing an asset from or selling an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the disinterested directors.

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

Effective April 1, 2011, FDIC deposit assessments are based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base is much larger than the previous base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry would not be significantly altered. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. The Bank’s 2014 FDIC insurance cost decreased approximately $77,000 primarily as a result of these changes.

Federal Home Loan Bank System. Asheville Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Asheville Savings, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2014, Asheville Savings complied with this requirement with an investment in FHLB of Atlanta stock of $2.9 million.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $89.0 million; a 10% reserve ratio is applied above $89.0 million. The first $13.3 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually. Asheville Savings complies with the foregoing requirements.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The Bank’s federal income tax returns were examined for 2008, 2009 and 2010. For its 2014 and 2013 calendar years, the Company’s maximum marginal federal income tax rate was 34%.

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

State Taxation

North Carolina. North Carolina imposes corporate income and franchise taxes. North Carolina’s corporate income tax was 6% for 2014 for the portion of a corporation’s net income allocable to the state. If a corporation in North Carolina does business in North Carolina and in one or more other states, North Carolina taxes a fraction of the corporation’s income based on the amount of sales, payroll and property it maintains within North Carolina.  Effective for tax years beginning on or after January 1, 2014, North Carolina's corporate income tax rate decreased to 6% from 6.9%.  Effective for tax years beginning on or after January 1, 2015, North Carolina's corporate income tax rate will decrease to 5% from 6%. North Carolina franchise tax is levied on business corporations at the rate of $1.50 per $1,000 of the largest of the following three alternate bases: (i) the amount of the corporation’s capital stock, surplus and undivided profits apportionable to the state; (ii) 55% of the appraised value of the corporation’s property in the state subject to local taxation; or (iii) the book value of the corporation’s real and tangible personal property in the state less any outstanding debt that was created to acquire or improve real property in the state.

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

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. In addition, we might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. Furthermore, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Downturns in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the NCCoB, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the

FDIC and/or the NCCoB after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $5.9 million and $7.3 million, or 1.14% and 1.63% of total loans outstanding and 221.32% and 610.44% of nonperforming loans, at December 31, 2014 and December 31, 2013, respectively. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2014, we had 77 loan relationships with outstanding balances that exceeded $1.0 million, all of which were performing according to their original terms. The deterioration of one or more of these loan relationships could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our commercial lending activities exposed us to losses in recent recessionary periods and our continued emphasis on commercial lending may expose us to future lending risks.

Our emphasis on commercial mortgage, commercial construction and commercial land development loans exposed us to losses as the recent economic recession has adversely affected many businesses and developers in our market area. We are continuing to emphasize our commercial mortgage and commercial and industrial lending activities.  At December 31, 2014, 30.6% of our commercial real estate loans were secured by owner-occupied properties.

At December 31, 2014, our loan portfolio included $201.3 million, or 38.5% of total loans, of commercial mortgage loans, $21.7 million, or 4.2% of total loans, of commercial construction and land development loans, and $15.9 million, or 3.0% of total loans, of commercial and industrial loans. Commercial mortgage loans, commercial construction and land development loans and commercial and industrial loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of these loans often depends on the successful operation of the property and the income stream of the borrowers, and in the case of commercial construction and land development loans, the successful completion and sale of the project. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Commercial and industrial loans also expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

A slowing or declining of national and local economic conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which may negatively impact our financial condition and results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Over the course of the past year, the tourism industry in the Asheville metropolitan area has largely recovered, which positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, that directly benefit from this industry, and the overall unemployment rate in the Asheville metropolitan area decreased to 4.0% in December 2014 from 5.0% in December 2013, from 7.5% in December 2012, and from its recessionary high of 10.2% in February 2010. McDowell County, which is located in our primary market area, continued to experience unemployment rates that exceeded both the national and state unemployment rates. As of December 2014, the unemployment rate for McDowell County was 5.6%, while the national and state unemployment rates were 5.6% and 5.5%, respectively. In addition, our primary market area is recovering from a softening of the local real estate market, that included reductions in local property values and declines in the local manufacturing industry, which employs many of our borrowers.  While economic conditions and real estate in our primary market areas have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Economic downturns, elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan and lease losses, which could necessitate increasing our provision for loans losses and reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

Further declines in real estate values may cause us to incur losses in our portfolio of foreclosed real estate.

Our portfolio of foreclosed real estate includes parcels of unimproved land, land with completed structures and land with structures in various stages of completion.  We may have to incur additional costs to complete certain parcels of our foreclosed properties in order to market and sell the parcels, which may not fully recover upon the sale of the parcel thereby causing us to incur additional losses. In addition, although real estate values in our primary market areas have generally shown signs of improvement, there can be no assurance that this improvement will continue. If our local markets experience further declines in the values of real estate, we may have to recognize further write-downs on our foreclosed real estate or incur losses when we sell our foreclosed real estate.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

Nearly all of our loans are secured by real estate or made to businesses in our primary market area, which consists of Buncombe, Madison, McDowell, Henderson and Transylvania Counties in North Carolina and the surrounding areas. This concentration makes us vulnerable to a downturn in the local economy and real estate markets, such as the one that we experienced beginning in the latter half of 2007. Adverse conditions in the local economy such as inflation, unemployment, recession or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure.

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

The Dodd-Frank Act enacted in 2010 has significantly changed the current bank regulatory structure and affected the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository institutions, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The recent economic recession caused a high level of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the balance of the deposit insurance fund. As a result, the FDIC significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. If such increases in the base assessment rate occur in the future, our deposit insurance costs may increase thereby negatively impacting our earnings.

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

Our operational or security systems may experience an interruption or breach in security, including as a result of cyber-attacks.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems, including as a result of cyber-attacks, could result in failures or disruptions in our client relationship management, deposit, loan, and other systems and also the disclosure or misuse of confidential or proprietary information. While we have systems, policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Liquidity needs could adversely affect our results of operations and financial condition.

The primary sources of our Bank’s funds are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, which could be exacerbated by potential climate change, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

We are exposed to a need for additional capital resources for the future and these capital resources may not be available when needed or at all.

We may need to incur additional debt or equity financing in the future to make strategic acquisitions or investments or to strengthen our capital position. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control and our financial performance. Accordingly, we cannot provide assurance that such financing will be available to us on acceptable terms or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, our current shareholders’ interests could be diluted.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we may rely on information furnished to us by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to clients, we may assume that a customer’s audited financial statements conform to accounting principles generally accepted in the United States of America (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. Our financial condition and results of operations could be negatively impacted to the extent we incorrectly assess the creditworthiness of our borrowers, fail to detect or respond to deterioration in asset quality in a timely manner, or rely on financial statements that do not comply with GAAP or are materially misleading.

The accuracy of our financial statements and related disclosures could be affected because we are exposed to conditions or assumptions different from the judgments, assumptions or estimates used in our critical accounting policies.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, included in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyber attacks during the past few years has further heightened our attention to this risk. As such, we are in the process of implementing additional security software and assigning persons to monitor and assist with the mitigation of this eve increasing risk.

Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

New capital rules that were recently issued generally require insured depository institutions and their holding companies to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. This rule substantially amended the regulatory risk-based capital rules applicable to us. The requirements in the rule began to phase in on January 1, 2015 for the Company and the Bank. The requirements in the rule will be fully phased in by January 1, 2019.

Beginning in 2015, the minimum capital requirements for the Company and the Bank will be (i) a CET1 ratio of 4.5%, (ii) a Tier 1 capital (CET1 plus Additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). Our leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the CET1, Tier 1 and total capital requirements, resulting in a required CET1 ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. While the final rules will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to us.

In addition to the higher required capital ratios and the new deductions and adjustments, the final rule increases the risk weights for certain assets, meaning that we will have to hold more capital against these assets. For example, commercial real estate loans that do not meet certain new underwriting requirements must be risk-weighted at 150%, rather than the current 100%. There are also new risk weights for unsettled transactions and derivatives. We also will be required to hold capital against short-term commitments that are not unconditionally cancelable; currently, there are no capital requirements for these off-balance sheet assets. All changes to the risk weights take effect in full in 2015.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the "Patriot Act") and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered "predatory." These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a "qualified mortgage" may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to the CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers' ability to repay, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve Board may require us to commit capital resources to support the Bank.

The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the "source of strength" doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company's general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company's cash flows, financial condition, results of operations and prospects.

The downgrade of the U.S. credit rating could negatively impact our business, results of operations and financial condition.

Recent U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe, have increased the possibility of additional credit-rating downgrades and economic slowdowns in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling in 2011, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the U.S. from "AAA" to "AA+" in August 2011. The impact of any further downgrades to the U.S. government's sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In January 2013, the U.S. government adopted legislation to suspend the debt limit until May 19, 2013. In October 2013, the debt ceiling was suspended until February 7, 2014, and in February 2014 the debt ceiling was suspended further until March 16, 2015. Moody's and Fitch have each warned that they may downgrade the U.S. government's rating if the federal debt is not stabilized. A downgrade of the U.S. government's credit rating or a default by the U.S. government to satisfy its debt obligations likely would create broader financial turmoil and uncertainty, which would weigh heavily on the global banking system. It is possible that any such impact could have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business through our main office, banking centers and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2014.

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value At December 31, 2014

Banking Centers:
Downtown Asheville (Main Office)	1936	24,124	Owned	–	$3,193
11 Church Street
Asheville, NC 28801

Black Mountain	1960	4,500	Owned	–	258
300 West State Street
Black Mountain, NC 28711

Mars Hill	1974	2,500	Owned	–	1,239
105 North Main Street
Mars Hill, NC 28754

Skyland	1976	3,108	Owned	–	602
1879 Hendersonville Road
Asheville, NC 28803

East Asheville	1978	3,570	Owned	–	122
10 South Tunnel Road
Asheville, NC 28805

North Asheville	1979	9,846	Owned	–	392
778 Merrimon Avenue
Asheville, NC 28804

West Asheville	1981	3,670	Owned	–	377
1012 Patton Avenue
Asheville, NC 28806

Marion	1981	6,000	Owned	–	166
162 North Main Street
Marion, NC 28752

Hendersonville	1992	4,000	Owned	–	572
601 North Main Street
Hendersonville, NC 28792

Brevard	1995	2,100	Owned	–	803
2 Market Street
Straus Park
Brevard, NC 28712

Reynolds	2001	3,500	Owned	–	982
5 Olde Eastwood Village Boulevard
US 74 East
Asheville, NC 28803

(Continued on following page)

(Continued from previous page)

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value At December 31, 2014

Enka-Candler	2003	3,500	Owned	–	$993
907 Smoky Park Highway
Candler, NC 28715

Fletcher	2008	3,415	Lot Leased	1/31/2027	883
3551 Hendersonville Road			Structure
Fletcher, NC 28732			Owned

Other Offices:
Operations and Administration	2003	46,000	Leased	4/30/2017	310
901 Smoky Park Highway
Candler, NC 28715

Commercial Lending	1998	1,940	Owned	–	–	(1)
11 Church Street
Asheville, NC 28801

(1)	Net book value is reflected in net book value for our main office located at 11 Church Street, Asheville, North Carolina.

Item 3.	Legal Proceedings

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that, after review with our legal counsel, we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “ASBB.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Global Market on October 12, 2011. As of the close of business on December 31, 2014, there were 4,378,411 shares of common stock outstanding held by 481 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Global Market for the periods indicated.

	Market Price Per Common Share
Quarter Ended:	High Close	Low Close	Last Close

December 31, 2014	$21.50	$19.01	$21.50
September 30, 2014	20.97	18.83	20.15
June 30, 2014	21.19	17.60	20.97
March 31, 2014	17.90	17.15	17.75

December 31, 2013	$17.50	$16.90	$17.25
September 30, 2013	17.73	16.50	17.13
June 30, 2013	17.00	15.79	16.41
March 31, 2013	17.00	15.05	16.99

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

	ASB Bancorp, Inc.	NASDAQ Composite	SNL SE Thrift Index
October 12, 2011	100.00	100.00	100.00
December 31, 2011	100.51	100.32	105.47
June 30, 2012	122.42	113.68	131.68
December 31, 2012	131.62	118.14	165.42
June 30, 2013	140.98	134.00	181.50
December 31, 2013	148.20	165.60	200.09
June 30, 2014	180.15	175.87	216.38
December 31, 2014	184.71	190.17	213.13

The Company did not declare or pay any dividends to its shareholders during the years ended December 31, 2014 or 2013.  See Item 1, “Business—Regulation and Supervision,” for more information regarding the Company’s and the Bank’s payment of dividends.

On September 19, 2012, the Company authorized the funding of a trust that purchased 223,382 shares of its stock during 2012 to be available for issuance under its 2012 Equity Incentive Plan.  On February 5, 2013, 223,382 restricted stock awards were granted under the Plan.

The Company made no purchases of its common stock during the quarter ended December 31, 2014.

Item 6.	Selected Financial Data

The summary financial data presented below for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 are derived in part from the audited consolidated financial statements that appear in this annual report. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes included in this annual report.

	December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Selected Financial Condition Data:
Balances at end of period:
Total assets	$760,050	$733,035	$749,354	$790,868	$749,965
Cash and cash equivalents	56,858	52,791	47,390	72,327	24,234
Securities available for sale	141,462	185,329	238,736	243,863	175,445
Securities held to maturity	3,999	4,241	4,649	5,218	5,948
Federal Home Loan Bank stock	2,902	3,131	3,429	3,870	3,970
Loans held for sale	5,237	4,142	9,759	6,590	8,386
Loans receivable, net of deferred fees	521,820	449,234	387,721	432,883	500,003
Allowance for loan losses	(5,949)	(7,307)	(8,513)	(10,627)	(12,676)
Foreclosed real estate	8,814	14,233	19,411	8,125	10,650
Deposits	603,379	572,786	578,299	608,236	619,757
Overnight and short-term borrowings	660	787	411	758	1,008
Federal Home Loan Bank advances	50,000	50,000	50,000	60,000	60,000
Total equity	94,397	101,088	111,529	115,571	62,881

Average balances for period:
Average total assets	747,514	751,486	781,666	766,149	759,576
Average loans	476,782	421,415	418,569	471,260	563,013
Average interest-earning assets	708,733	706,496	749,024	724,543	727,338
Average deposits	588,511	582,858	595,183	617,735	620,518
Average interest-bearing liabilities	551,995	561,892	594,908	626,562	638,837
Average total equity	98,981	105,941	116,208	82,151	72,684

(Dollars in thousands except	Year Ended December 31,
per share data)	2014	2013	2012	2011	2010

Selected Operating Data:
Interest and dividend income	$23,502	$22,952	$24,992	$28,851	$32,959
Interest expense	3,536	4,194	6,492	8,642	11,444
Net interest income	19,966	18,758	18,500	20,209	21,515
Provision for (recovery of) loan losses	(998)	(681)	1,700	3,785	22,419
Net interest income (loss) after provision for (recovery of) loan losses	20,964	19,439	16,800	16,424	(904)
Noninterest income	6,333	8,034	9,456	7,422	7,468
Noninterest expenses	23,548	25,394	25,092	22,071	22,096
Income (loss) before income tax provision	3,749	2,079	1,164	1,775	(15,532)
Income tax provision (benefit)	1,260	625	302	588	(6,074)
Net income (loss)	$2,489	$1,454	$862	$1,187	$(9,458)

Selected Data Per Common Share:
Earnings per share - Basic	$0.60	$0.31	$0.17	$0.23	n/a
Earnings per share - Diluted	0.59	0.31	0.17	0.23	n/a
Tangible book value per share	21.56	20.06	19.97	20.69	n/a
Stock price - High	21.96	18.41	16.40	11.99	n/a
Low	17.15	14.91	11.40	11.30	n/a
Close	21.50	17.25	15.32	11.70	n/a

	Year Ended December 31,
	2014	2013	2012	2011	2010

Performance Ratios:
Return on average assets	0.33%	0.19%	0.11%	0.15%	-1.25%
Return on average equity	2.51%	1.37%	0.74%	1.44%	-13.01%
Yield on average interest-earning assets	3.37%	3.31%	3.37%	4.00%	4.54%
Cost of average interest-bearing liabilities	0.64%	0.75%	1.09%	1.38%	1.79%
Interest rate spread (1)	2.73%	2.56%	2.28%	2.62%	2.75%
Net interest margin (2)	2.87%	2.72%	2.50%	2.80%	2.96%
Noninterest expense to average assets	3.15%	3.38%	3.21%	2.88%	2.91%
Efficiency ratio (3)	88.17%	93.16%	89.08%	79.60%	76.12%
Average interest-earning assets to average interest-bearing liabilities	128.39%	125.74%	125.91%	115.64%	113.85%
Average equity to average assets	13.24%	14.10%	14.87%	10.72%	9.57%

Capital Ratios:
Tier 1 risk-based capital to adjusted average assets	13.17%	14.35%	14.69%	14.30%	8.36%
Tier 1 risk-based capital to risk-weighted assets	19.83%	24.14%	27.72%	27.52%	13.04%
Total risk-based capital to risk-weighted assets	21.01%	25.39%	28.98%	28.79%	14.31%
Tangible capital to tangible assets	12.42%	13.79%	14.88%	14.61%	8.38%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.14%	1.63%	2.20%	2.45%	2.54%
Allowance for loan losses as a percent of nonperforming loans	221.32%	610.44%	739.62%	51.53%	94.43%
Net charge-offs to average loans outstanding during period	0.08%	0.12%	0.91%	1.24%	3.33%
Nonperforming loans as a percent of total loans	0.52%	0.27%	0.30%	4.76%	2.68%
Nonperforming assets as a percent of total assets	1.51%	2.10%	2.74%	3.63%	3.21%

Other Data:
Banking centers	13	13	13	13	13
Full-time equivalent employees	160	173	168	167	165

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the North Carolina Commissioner of Banks, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See notes 1 and 4 included in the consolidated financial statements.

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management estimates the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other than temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 2 and 13 included in the consolidated financial statements.

Foreclosed Real Estate.  The Company's valuations of its foreclosed real estate involve significant judgments and assumptions by management, which have a material impact on the reported values of foreclosed real estate assets and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Foreclosed Real Estate” under note 1 included in the consolidated financial statements.

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of FASB ASC Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets, the rate of compensation increases over time, and the appropriate discount rate to be used in determining the present value of the obligation.  See note 11included in the consolidated financial statements.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

General. Total assets increased $27.0 million, or 3.7%, to $760.1 million at December 31, 2014 from $733.0 million at December 31, 2013.  Investment securities decreased $44.1 million, or 23.3%, to $145.5 million at December 31, 2014 from $189.6 million at December 31, 2013, primarily due to the sale of investment securities to fund loan growth. Loans receivable, net of deferred fees, increased $72.6 million, or 16.2%, to $521.8 million at December 31, 2014 from $449.2 million at December 31, 2013 as new loan originations exceeded loan repayments, prepayments, and foreclosures.

Loans. Loan originations totaled $260.8 million for the year ended December 31, 2014 compared to $313.1 million for the year ended December 31, 2013. Residential mortgage loan originations, largely from residential purchase transactions, totaled $62.1 million in 2014 compared to $120.6 million in 2013, while residential construction and land development loan originations totaled $27.1 million in 2014 compared to $21.9 million in 2013. Originations of commercial mortgage, commercial construction and land development, and commercial and industrial loans totaled $84.1 million, $18.4 million and $14.8 million, respectively, for the year ended December 31, 2014 compared to $102.3 million, $14.8 million and $9.7 million, respectively, for the year ended December 31, 2013. Revolving mortgage originations totaled $25.0 million in 2014 compared to $18.7 million in 2013, while consumer loan originations totaled $29.4 million in 2014 compared to $25.2 million in 2013.  The increase in consumer loan originations was mostly attributable to indirect automobile financing through local automobile dealers.  Origination activity was significantly offset by $143.9 million of normal loan repayments and prepayments and $42.7 million in loan sales for the year ended December 31, 2014, compared to $150.0 million and $105.8 million, respectively, for the year ended December 31, 2013.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$201,316	38.53%	$171,993	38.23%	$138,804	35.76%
Commercial construction and land development	21,661	4.14%	15,593	3.47%	5,161	1.34%
Commercial and industrial	15,872	3.04%	14,770	3.28%	11,093	2.86%
Total	238,849	45.71%	202,356	44.98%	155,058	39.96%

Non-commercial:
Residential mortgage	172,163	32.95%	161,437	35.89%	163,571	42.14%
Residential construction and land development	14,781	2.83%	8,759	1.95%	3,729	0.96%
Revolving mortgage	56,370	10.79%	49,561	11.02%	48,221	12.42%
Consumer	40,363	7.72%	27,719	6.16%	17,552	4.52%
Total	283,677	54.29%	247,476	55.02%	233,073	60.04%

Total loans	522,526	100.00%	449,832	100.00%	388,131	100.00%

Less: Net deferred loan origination fees	706		598		410
Less: Allowance for loan losses	5,949		7,307		8,513
Loans receivable, net	$515,871		$441,927		$379,208

	December 31,
	2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$139,947	32.30%	$164,553	32.88%
Commercial construction and land development	22,375	5.17%	28,473	5.69%
Commercial and industrial	17,540	4.05%	17,656	3.53%
Total	179,862	41.52%	210,682	42.10%

Non-commercial:
Residential mortgage	175,866	40.59%	180,439	36.06%
Residential construction and land development	3,907	0.90%	8,670	1.73%
Revolving mortgage	51,044	11.78%	53,432	10.68%
Consumer	22,588	5.21%	47,212	9.43%
Total	253,405	58.48%	289,753	57.90%

Total loans	433,267	100.00%	500,435	100.00%

Less: Net deferred loan origination fees	384		432
Less: Allowance for loan losses	10,627		12,676
Loans receivable, net	$422,256		$487,327

Loan Portfolio Maturities

The following tables set forth certain information at December 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	December 31, 2014
(Dollars in thousands)	Commercial Mortgages	Commercial Construction And Land Development	Commercial And Industrial	Total Commercial

Amounts due in:
One year or less	$14,286	$5,130	$1,210	$20,626
More than one year through two years	12,162	2,210	1,998	16,370
More than two years through three years	28,251	1,310	1,670	31,231
More than three years through five years	90,225	4,715	6,571	101,511
More than five years through ten years	45,648	8,296	4,423	58,367
More than ten years through fifteen years	10,744	-	-	10,744
Total	$201,316	$21,661	$15,872	$238,849

	December 31, 2014
(Dollars in thousands)	Residential Mortgages	Residential Construction And Land Development	Revolving Mortgages	Consumer	Total Non- Commercial	Total Loans

Amounts due in:
One year or less	$1,848	$128	$143	$950	$3,069	$23,695
More than one year through two years	1,576	-	571	406	2,553	18,923
More than two years through three years	3,331	-	1,048	1,743	6,122	37,353
More than three years through five years	12,283	-	4,312	15,534	32,129	133,640
More than five years through ten years	6,761	-	26,822	21,730	55,313	113,680
More than ten years through fifteen years	12,855	-	23,474	-	36,329	47,073
More than fifteen years	133,509	14,653	-	-	148,162	148,162
Total	$172,163	$14,781	$56,370	$40,363	$283,677	$522,526

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2014 that have contractual maturities after December 31, 2015 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Due After December 31, 2015
(Dollars in thousands)	Fixed Rates	Floating Or Adjustable Rates	Total

Commercial:
Commercial mortgage	$125,424	$61,606	$187,030
Commercial construction and land development	7,054	9,477	16,531
Commercial and industrial	8,352	6,310	14,662
Total commercial	140,830	77,393	218,223
Non-commercial:
Residential mortgage	74,556	95,759	170,315
Residential construction and land development	283	14,370	14,653
Revolving mortgage	31	56,196	56,227
Consumer	39,413	-	39,413
Total non-commercial	114,283	166,325	280,608
Total loans receivable	$255,113	$243,718	$498,831

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

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Total loans at beginning of period	$446,069	$388,967	$428,846	$495,713	$592,497
Loans originated:
Commercial:
Commercial mortgage	84,145	102,280	61,910	32,688	43,547
Construction and land development	18,352	14,772	1,050	1,068	-
Commercial and industrial	14,782	9,698	5,853	7,199	7,737
Non-commercial:
Residential mortgage	62,082	120,555	110,682	81,705	121,439
Construction and land development	27,071	21,913	10,986	10,734	15,845
Revolving mortgage	24,962	18,683	7,107	6,385	7,966
Consumer	29,444	25,237	9,830	483	523
Total loans originated	260,838	313,138	207,418	140,262	197,057

Loans purchased:
Commercial:
Commercial mortgage	110	55	2,909	125	2,191
Construction and land development	-	-	-	560	41
Total loans purchased	110	55	2,909	685	2,232

Total loans originated and purchased	260,948	313,193	210,327	140,947	199,289

Deduct:
Loan principal repayments	143,863	150,027	139,879	131,393	163,910
Loan sales	42,655	105,849	90,955	68,850	97,103
Foreclosed loans transferred to foreclosed properties	281	708	17,464	3,533	12,585
Charge-offs	504	630	3,995	6,134	18,864
Deductions (additions) for other items (1)	(1,394)	(1,123)	(2,087)	(2,096)	3,611
Net loan activity during the period	75,039	57,102	(39,879)	(66,867)	(96,784)
Total loans at end of period	$521,108	$446,069	$388,967	$428,846	$495,713

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

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

Investment Security Portfolio

At December 31, 2014, our securities portfolio consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae, securities of U.S. government agencies and corporations, securities of various government sponsored entities and securities of state and local governments. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2014, our securities portfolio represented 19.1% of total assets, compared to 25.9% at December 31, 2013, primarily due to a $72.6 million increase in loans receivable to $521.8 million at December 31, 2014. Securities classified as available for sale were $141.5 million of our securities portfolio at December 31, 2014, while $4.0 million of our securities portfolio was classified as held to maturity. Securities classified as held to maturity are United States government sponsored entity, mortgage-backed and state and local government securities. In addition, at December 31, 2014, we had $2.9 million of other investments held at cost, which consisted solely of Federal Home Loan Bank of Atlanta common stock. Securities decreased by $44.1 million, or 23.3%, to $145.5 million at December 31, 2014 from $189.6 million at December 31, 2013.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. For all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits, but do include securities backed by the U.S. Small Business Administration (“SBA”).

	December 31,
	2014		2013		2012
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
U.S. government agencies and corporations	$2,173	$2,138	$3,532	$3,449	$12,025	$12,247
Mortgage-backed and similar securities	95,814	95,886	129,712	128,538	174,686	177,098
State and local government	42,535	42,692	56,089	52,629	48,183	48,652
Other equity securities	744	746	728	713	711	739
Total available for sale	141,266	141,462	190,061	185,329	235,605	238,736

Securities held to maturity:
U.S. government agencies and corporations	1,038	1,111	1,052	1,154	1,065	1,209
Mortgage-backed and similar securities	532	572	765	815	1,166	1,249
State and local government	2,429	2,680	2,424	2,563	2,418	2,724
Total held to maturity	3,999	4,363	4,241	4,532	4,649	5,182

Total securities	$145,265	$145,825	$194,302	$189,861	$240,254	$243,918

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2014. Weighted average yields on tax-exempt securities are presented on a taxable equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year Or Less		More Than One Year To Five Years		More Than Five Years To Ten Years
(Dollars in thousands)	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield

Securities available for sale:
U.S. government agencies and corporations	$-	0.00%	$1,025	0.88%	$1,112	1.39%
Mortgage-backed and similar securities	-	0.00%	1,414	2.74%	26,108	2.06%
State and local government	-	0.00%	-	0.00%	9,917	1.88%
Total available for sale	-	0.00%	2,439	1.96%	37,137	1.99%

Securities held to maturity:
U.S. government agencies and corporations	-	0.00%	1,038	3.98%	-	0.00%
Mortgage-backed and similar securities	-	0.00%	276	4.44%	257	4.87%
State and local government	-	0.00%	-	0.00%	960	4.15%
Total held to maturity	-	0.00%	1,314	4.08%	1,217	4.30%

Total securities	$-	0.00%	$3,753	2.70%	$38,354	2.06%

	More Than Ten Years		Total
(Dollars in thousands)	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield

Securities available for sale:
U.S. government agencies and corporations	$-	0.00%	$2,137	1.15%
Mortgage-backed and similar securities	68,365	1.44%	95,887	1.63%
State and local government	32,775	2.34%	42,692	2.23%
Other equity securities	746	0.00%	746	0.00%
Total available for sale	101,886	1.72%	141,462	1.80%

Securities held to maturity:
U.S. government agencies and corporations	-	0.00%	1,038	3.98%
Mortgage-backed and similar securities	-	0.00%	533	4.65%
State and local government	1,468	4.05%	2,428	4.09%
Total held to maturity	1,468	4.05%	3,999	4.14%

Total securities	$103,354	1.75%	$145,461	1.86%

(1)	Carrying value is fair value for securities available for sale and amortized cost for securities held to maturity.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	December 31,
	2014		2013		2012
(Dollars in thousands)	Total	Percent	Total	Percent	Total	Percent

Non-interest-bearing accounts	$97,450	16.15%	$74,019	12.92%	$65,295	11.29%
NOW accounts	152,860	25.33%	142,434	24.87%	141,276	24.43%
Money market accounts	157,091	26.04%	154,545	26.98%	152,838	26.43%
Savings accounts	41,885	6.94%	34,724	6.06%	29,686	5.13%
Core deposits	449,286	74.46%	405,722	70.83%	389,095	67.28%
Certificates of deposit	154,093	25.54%	167,064	29.17%	189,204	32.72%
Total	$603,379	100.00%	$572,786	100.00%	$578,299	100.00%

Core deposits, which exclude certificates of deposit, increased $43.6 million, or 10.7%, to $449.3 million at December 31, 2014 from $405.7 million at December 31, 2013. Also during 2014, noninterest-bearing deposits, NOW deposits, money market deposits and savings deposits increased $23.4 million, $10.4 million, $2.5 million and $7.2 million, respectively.  While we continued to place greater emphasis on attracting lower cost core deposits, our core deposit growth was also significantly affected by sustained low deposit rates in our competitive markets as the spread between core deposits and certificate time deposits remained narrow throughout 2014.

Commercial checking and money market accounts increased $26.4 million, or 27.7%, to $121.6 million at December 31, 2014 from $95.2 million at December 31, 2013, reflecting expanded sources of lower cost funding.  The Company's initiatives to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects its commitment to establishing diversified relationships with business clients.

Certificates of deposit decreased $13.0 million, or 7.8%, to $154.1 million at December 31, 2014 from $167.1 million at December 31, 2013. The decrease reflects management’s continued focus on reducing deposit interest rates to improve the Bank’s net interest margin. A portion of these funds moved into our other types of interest-bearing deposits, including money market accounts. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influence our willingness to match competitors’ rates to retain these accounts.

Generally, deposit amounts in excess of $250,000 are not federally insured. The following table indicates the amount of certificates of deposit greater than or equal to $250,000 by time remaining until maturity at December 31, 2014.

(Dollars in thousands)	Amount

Maturity period:
Three months or less	$1,330
Over three through six months	602
Over six through twelve months	2,703
Over twelve months	4,249
Total	$8,884

The following table sets forth time deposits classified by rates at the dates indicated.
	December 31,
(Dollars in thousands)	2014	2013	2012

0.00 - 1.00%	$127,618	$119,451	$108,421
1.01 - 2.00%	22,976	42,122	63,426
2.01 - 3.00%	3,499	4,968	15,949
3.01 - 4.00%	-	523	1,171
4.01 - 5.00%	-	-	237
Total	$154,093	$167,064	$189,204

The following table sets forth the amount and maturities of time deposits at December 31, 2014.

	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year To Two Years	More Than Two Years To Three Years	More Than Three Years	Total	Percent Of Total Time Deposits

0.00 - 1.00%	$69,619	$43,087	$11,669	$3,243	$127,618	82.82%
1.01 - 2.00%	14,911	2,501	4,001	1,563	22,976	14.91%
2.01 - 3.00%	1,771	1,728	-	-	3,499	2.27%
Total	$86,301	$47,316	$15,670	$4,806	$154,093	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Beginning balance	$572,786	$578,299	$608,236
Increase (decrease) before interest credited	29,023	(7,741)	(34,040)
Interest credited	1,570	2,228	4,103
Net increase (decrease) in deposits	30,593	(5,513)	(29,937)
Ending balance	$603,379	$572,786	$578,299

Borrowings

We use borrowings from the FHLB of Atlanta, federal funds purchased and other short-term borrowings to supplement our supply of funds for loans and investments and for interest rate risk management, which are summarized in the following table.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Maximum balance outstanding at any month-end during period:
FHLB advances	$50,000	$50,000	$60,000
Overnight and short-term borrowings	1,001	787	984

Average balance outstanding during period:
FHLB advances	$50,000	$50,000	$59,208
Overnight and short-term borrowings	491	542	616

Weighted average interest rate during period:
FHLB advances	3.93%	3.93%	4.03%
Overnight and short-term borrowings	0.20%	0.18%	0.32%

Balance outstanding at end of period:
FHLB advances	$50,000	$50,000	$50,000
Overnight and short-term borrowings	660	787	411

Weighted average interest rate at end of period:
FHLB advances	3.88%	3.88%	3.88%
Overnight and short-term borrowings	0.05%	0.10%	0.27%

Our FHLB advances are fixed-rate borrowings that, at the option of the FHLB of Atlanta, can be converted to variable rates. If the FHLB of Atlanta exercises its options to convert the fixed-rate advances to variable rates, then the Bank can accept the new terms or repay the advance without any prepayment penalty. Had the Bank elected to prepay the advances at December 31, 2014, the prepayment penalties were estimated at approximately $3.4 million.

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

	For The Year Ended December 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$72,936	$213	0.29%	$50,486	$188	0.37%
Loans receivable	476,782	20,518	4.30%	421,415	19,058	4.52%
Investment securities	53,442	1,289	3.18%	65,072	1,523	3.06%
Mortgage-backed and similar securities	102,620	1,357	1.32%	166,324	2,101	1.26%
Other interest-earning assets	2,953	125	4.23%	3,199	82	2.56%
Total interest-earning assets	708,733	23,502	3.37%	706,496	22,952	3.31%
Allowance for loan losses	(6,569)			(8,239)
Noninterest-earning assets	45,350			53,229

Total assets	$747,514			$751,486

Liabilities and equity

NOW accounts	$147,986	210	0.14%	$142,453	296	0.21%
Money market accounts	154,424	271	0.18%	153,804	376	0.24%
Savings accounts	38,157	37	0.10%	32,366	32	0.10%
Certificates of deposit	160,937	1,052	0.65%	182,727	1,524	0.83%
Total interest-bearing deposits	501,504	1,570	0.31%	511,350	2,228	0.44%
Overnight and short-term borrowings	491	1	0.20%	542	1	0.18%
Federal Home Loan Bank advances	50,000	1,965	3.93%	50,000	1,965	3.93%
Total interest-bearing liabilities	551,995	3,536	0.64%	561,892	4,194	0.75%
Noninterest-bearing deposits	87,007			71,508
Other noninterest-bearing liabilities	9,531			12,145
Total liabilities	648,533			645,545

Total equity	98,981			105,941

Total liabilities and equity	$747,514			$751,486

Net interest income		$19,966			$18,758
Interest rate spread			2.73%			2.56%
Net interest margin			2.87%			2.72%
Average interest-earning assets to average interest-bearing liabilities	128.39%			125.74%

	For The Year Ended December 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$50,486	$188	0.37%	$57,361	$203	0.35%
Loans receivable	421,415	19,058	4.52%	418,569	19,553	4.67%
Investment securities	65,072	1,523	3.06%	70,222	1,322	2.19%
Mortgage-backed and similar securities	166,324	2,101	1.26%	199,030	3,835	1.93%
Other interest-earning assets	3,199	82	2.56%	3,842	79	2.06%
Total interest-earning assets	706,496	22,952	3.31%	749,024	24,992	3.37%
Allowance for loan losses	(8,239)			(10,451)
Noninterest-earning assets	53,229			43,093

Total assets	$751,486			$781,666

Liabilities and equity

NOW accounts	$142,453	296	0.21%	$135,441	525	0.39%
Money market accounts	153,804	376	0.24%	143,622	473	0.33%
Savings accounts	32,366	32	0.10%	27,463	45	0.16%
Certificates of deposit	182,727	1,524	0.83%	228,558	3,060	1.34%
Total interest-bearing deposits	511,350	2,228	0.44%	535,084	4,103	0.77%
Overnight and short-term borrowings	542	1	0.18%	616	2	0.32%
Federal Home Loan Bank advances	50,000	1,965	3.93%	59,208	2,387	4.03%
Total interest-bearing liabilities	561,892	4,194	0.75%	594,908	6,492	1.09%
Noninterest-bearing deposits	71,508			60,099
Other noninterest-bearing liabilities	12,145			10,451
Total liabilities	645,545			665,458

Total equity	105,941			116,208

Total liabilities and equity	$751,486			$781,666

Net interest income		$18,758			$18,500
Interest rate spread			2.56%			2.28%
Net interest margin			2.72%			2.50%
Average interest-earning assets to average interest-bearing liabilities	125.74%			125.91%

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

	Year Ended December 31, 2014 Compared To The Year Ended December 31, 2013			Year Ended December 31, 2013 Compared To The Year Ended December 31, 2012
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$71	$(46)	$25	$(25)	$10	$(15)
Loans receivable	2,415	(955)	1,460	132	(627)	(495)
Investment securities	(279)	45	(234)	(102)	303	201
Mortgage-backed and similar securities	(838)	94	(744)	(560)	(1,174)	(1,734)
Other interest-earning assets	(7)	50	43	(15)	18	3
Total interest-earning assets	1,362	(812)	550	(570)	(1,470)	(2,040)

Interest expense:
NOW accounts	11	(97)	(86)	26	(255)	(229)
Money market accounts	2	(107)	(105)	32	(129)	(97)
Savings accounts	6	(1)	5	7	(20)	(13)
Certificates of deposit	(168)	(304)	(472)	(533)	(1,003)	(1,536)
Total interest-bearing deposits	(149)	(509)	(658)	(468)	(1,407)	(1,875)
Overnight and short-term borrowings	-	-	-	-	(1)	(1)
Federal Home Loan Bank advances	-	-	-	(363)	(59)	(422)
Total interest-bearing liabilities	(149)	(509)	(658)	(831)	(1,467)	(2,298)

Net increase (decrease) in net interest income	$1,511	$(303)	$1,208	$261	$(3)	$258

We have experienced an unfavorable variance relating to the interest rate component because rates on loans have declined at a greater pace compared to deposit cost.  Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin.  Our growth in loans continues to result in favorable volume component change and overall change.

Comparison of Results of Operations for the Years Ended December 31, 2014 and 2013

Overview. Net income was $2.5 million, or $0.59 per diluted common share, for the year ended December 31, 2014 compared to net income of $1.5 million or $0.31 per diluted common share, for the year ended December 31, 2013, primarily due to a $1.8 million decrease in noninterest expenses in 2014, a $1.2 million increase in net interest income and a $317,000 increase in net recoveries of loan loss reserves, which were partially offset by a $1.7 million decrease in noninterest income.

Net interest income.  Net interest income increased $1.2 million, or 6.4%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, primarily due to an increase in interest income on loans and a decrease in interest expense on deposits, which were partially offset by a decrease in interest and dividend income on securities. Total interest expense decreased $658,000, or 15.7%, during the year ended December 31, 2014, primarily resulting from a 13 basis point decrease in the rates paid on interest-bearing deposits as well as a decrease of $9.8 million, or 1.9%, in the average balances of interest-bearing deposits, reflecting a decline in average certificates of deposit that was partially offset by growth in average balances of NOW, money market, and savings accounts. The Company continued its focus on core deposit growth, from which it excludes certificates of deposit.  The average rate paid on total interest-bearing liabilities decreased 11 basis points during 2014.  Total interest and dividend income increased $550,000, or 2.4%, during the year ended December 31, 2014.  Loan interest income increased $1.5 million, or 7.7%, during the year ended December 31, 2014, primarily due to an increase in average outstanding loans of $55.4 million, or 13.1%, which was partially offset by a 22 basis point decrease in the yield earned on loans during 2014. Interest income from securities decreased by $978,000, primarily due to a $63.7 million decrease in the average balance of mortgage-backed and related securities and a decrease of $11.6 million in the average balance of other investment securities that resulted from sales in 2014 to fund loan growth.

Provision for Loan Losses.  The Company recorded a recovery of loan losses in the amount of $(998,000) for the year ended December 31, 2014 compared to a recovery of loan losses of $(681,000) for the year ended December 31, 2013.  In the second quarter of 2014, the Company assessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans, which resulted in a nonrecurring reduction of approximately $1.3 million in the Company’s reserves for loans not considered impaired in the second quarter of 2014. Charge-offs were $504,000 for the year ended December 31, 2014 compared to $630,000 for the year ended December 31, 2013.  The allowance for loan losses totaled $5.9 million, or 1.14% of total loans, at December 31, 2014 compared to $7.3 million, or 1.63% of total loans, at December 31, 2013.

Noninterest Income. During the year ended December 31, 2014, total noninterest income decreased $1.7 million, or 21.2%, to $6.3 million compared to $8.0 million for the year ended December 31, 2013. Factors that contributed to the decrease in noninterest income during 2014 included $967,000 in lower mortgage banking income, a reduction of $659,000 in gains from the sale of investment securities, a reduction of $273,000 in gains from the sale of foreclosed properties and $132,000 in lower fees from deposits and other service charge income, which were partially offset by $219,000 in higher loan fees and $110,000 in higher income from debit card services. The decrease in mortgage banking income was attributable to lower volumes of residential mortgage loans originated and sold. The decrease in gains from sales of investment securities was primarily due to fewer sales of investment securities were needed to fund loan growth. The decrease in deposit fees was primarily the result of lower ATM and deposit overdraft fees.  The increase in loan fees and income from debit card services was driven by volume.

Noninterest Expenses. Noninterest expenses decreased $1.8 million, or 7.3%, to $23.5 million for the year ended December 31, 2014 compared to $25.4 million for the year ended December 31, 2013. The decrease in noninterest expenses for 2014 was primarily attributable to $1.8 million in lower foreclosed property expenses resulting from a significant decline in valuation adjustments, $319,000 in lower data processing fees that primarily resulted from renegotiated vendor contracts and $168,000 in lower occupancy expenses resulting from lower depreciation expense, which were partially offset by $395,000 in higher salaries and employee benefits and $324,000 in higher professional and outside service fees resulting from higher legal and consulting expenses. The increase in salaries and employee benefits was primarily due to an increase of $457,000 relating to the Company's equity incentive plan, which included $380,000 related to accelerated vesting due to the disability of a participant, and an increase of $537,000 in other employee benefits, which were partially offset by a decrease of $632,000 in compensation expenses in 2014. Employee benefits for 2013 included a $499,000 one-time credit to pension expense resulting from the curtailment of benefits for future service.

Income Tax Expense. We recorded a provision for income tax expense of $1.3 million for the year ended December 31, 2014 compared to $625,000 for the year ended December 31, 2013, primarily due to an increase in pre-tax income to $3.7 million in 2014 compared to $2.1 million in 2013. The effective tax rate was 33.6% for the year ended December 31, 2014 compared to 30.1% for the year ended December 31, 2013, with the increase primarily resulting from the decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2014 compared to 2013.

Total Comprehensive Income (Loss). Total comprehensive income or loss for the periods presented consists of net income, the change in unrealized gains and losses on securities available for sale and certain changes in our benefit obligations under our retirement plans, net of tax. We reported total comprehensive income of $4.1 million for the year ended December 31, 2014 compared to a total comprehensive loss of $2.9 million for the year ended December 31, 2013. The changes in the components of comprehensive income or loss were net income of $2.5 million in 2014 compared to net income of $1.5 million in 2013, a $3.1 million increase in unrealized gain position on securities available for sale in 2014 to a net unrealized gain position compared to a $4.8 million decrease in unrealized gains on securities available for sale in 2013 and a $1.5 million increase in defined benefit pension plan obligations in 2014 compared to a $525,000 decrease in 2013. The increase in defined benefit obligations reflected in other comprehensive income (loss) primarily resulted from a decrease in the assumed discount rate used to estimate the pension liability, decrease in the assumed estimated yield on pension plan assets and the Federally mandated use of revised mortality tables that reflected greater longevity at December 31, 2014 compared to December 31, 2013.

Comparison of Results of Operations for the Years Ended December 31, 2013 and 2012

Overview. Net income was $1.5 million, or $0.31 per diluted common share, for the year ended December 31, 2013 compared to net income of $862,000, or $0.17 per diluted common share, for the year ended December 31, 2012, primarily due to a $2.4 million decrease in provisions for loan losses which resulted in a net recovery of loan loss reserves of $(681,000) for the year ended December 31, 2013 compared to a provision expense of $1.7 million for the year ended December 31, 2012, which was partially offset by a $1.4 million decrease in noninterest income. Our primary source of income is net interest income, which increased to $18.8 million for 2013 from $18.5 million for 2012.  Noninterest expenses increased $302,000 during 2013.

Net Interest Income. Net interest income increased $258,000, or 1.4%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily due to the decrease in interest expense on deposits exceeding the decrease in interest and dividend income on securities. Total interest expense decreased $2.3 million, or 35.4%, during the year ended December 31, 2013, primarily resulting from a 33 basis point decrease in the rates paid on interest-bearing deposits as well as a decrease of $23.7 million, or 4.4%, in the average balances of interest-bearing deposits, reflecting a decline in average certificates of deposit that was partially offset by growth in average balances of NOW, money market, and savings accounts. The Company continued its focus on core deposit growth.  The lower cost of total interest-bearing liabilities, a decrease of 34 basis points during 2013, includes a decrease of $9.3 million in the average balances of Federal Home Loan Bank advances and overnight and short-term borrowings for the year ended December 31, 2013, primarily due to the repayment of $10.0 million in FHLB advances during the fourth quarter of 2012, although the 3.93% average rate paid on the remaining FHLB advances continued to negatively impact net interest income.  Total interest and dividend income decreased $2.0 million, or 8.2%, during the year ended December 31, 2013.  Loan interest income decreased $495,000, or 2.5%, during the year ended December 31, 2013, primarily due to a 15 basis point decrease in the yield earned on loans during 2013. Income from securities decreased by $1.5 million, primarily due to a 67 basis point decrease in the yield earned on mortgage-backed and similar securities, which was partially offset by an 87 basis point increase in the yield earned on other investment securities. The average balance of mortgage-backed and related securities decreased $32.7 million during 2013, and the average balance of other investment securities decreased $5.2 million, primarily due to the sale of securities to fund loan growth.

Provision for Loan Losses. A net recovery of loan loss reserves was recorded in the amount of $(681,000) for the year ended December 31, 2013 compared to provision expense of $1.7 million for the year ended December 31, 2012. The significant decrease in the provision was primarily supported by declines in the Bank’s trailing three-year loss history and recent trends of substantially improved levels of delinquent and nonperforming loans used to estimate general loan loss reserves. Net loan charge-offs decreased $3.3 million to $525,000 for the year ended December 31, 2013 from $3.8 million for the year ended December 31, 2012. The allowance for loan losses totaled $7.3 million, or 1.63% of total loans, at December 31, 2013 compared to $8.5 million, or 2.20% of total loans, at December 31, 2012.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. Property acquired through foreclosure is recorded at the lower of its cost or fair market value at the date of foreclosure, less estimated costs to sell such property. Any holding costs and declines in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Nonaccruing loans (1):
Commercial:
Commercial mortgage	$881	$373	$-	$833	$3,810
Construction and land development	-	11	40	14,695	5,205
Commercial and industrial	221	139	114	2,595	377
Total nonaccruing commercial loans	1,102	523	154	18,123	9,392

Non-commercial:
Residential mortgage	1,354	549	808	1,922	3,194
Construction and land development	-	-	-	110	553
Revolving mortgage	230	116	155	440	191
Consumer	2	9	34	27	94
Total nonaccruing non-commercial loans	1,586	674	997	2,499	4,032
Total nonaccruing loans	2,688	1,197	1,151	20,622	13,424

Total nonperforming loans (nonaccruing and 90 days or more past due)	2,688	1,197	1,151	20,622	13,424

Foreclosed properties	8,814	14,233	19,411	8,125	10,650
Total nonperforming assets	11,502	15,430	20,562	28,747	24,074

Performing troubled debt restructurings (2)	4,804	5,255	5,065	1,142	15,233

Performing troubled debt restructurings and total nonperforming assets	$16,306	$20,685	$25,627	$29,889	$39,307

Total nonperforming loans to total loans	0.52%	0.27%	0.30%	4.76%	2.68%
Total nonperforming loans to total assets	0.35%	0.16%	0.15%	2.61%	1.79%
Total nonperforming assets to total assets	1.51%	2.10%	2.74%	3.63%	3.21%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.15%	2.82%	3.42%	3.78%	5.24%

(1)	Nonaccruing loans include nonperforming troubled debt restructurings that remain on nonaccrual status.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

The following table provides information with respect to changes in our nonperforming assets.

	At December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial mortgage	$881	$373	$508	136.2%
Commercial construction and land development	-	11	(11)	-100.0%
Commercial and industrial	221	139	82	59.0%
Total nonaccruing commercial	1,102	523	579	110.7%

Non-commercial:
Residential mortgage	1,354	549	805	146.6%
Revolving mortgage	230	116	114	98.3%
Consumer	2	9	(7)	-77.8%
Total nonaccruing non-commercial loans	1,586	674	912	135.3%
Total nonaccruing loans	2,688	1,197	1,491	124.6%

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-	-	0.0%

Total nonperforming loans	2,688	1,197	1,491	124.6%

Foreclosed properties	8,814	14,233	(5,419)	-38.1%

Total nonperforming assets	11,502	15,430	(3,928)	-25.5%

Performing troubled debt restructurings (2)	4,804	5,255	(451)	-8.6%

Performing troubled debt restructurings and total nonperforming assets	$16,306	$20,685	(4,379)	-21.2%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.
(2)	Performing troubled debt restructurings exclude nonaccrual troubled debt restructurings.

Nonperforming assets decreased $3.9 million, or 25.5%, to $11.5 million, or 1.51% of total assets, at December 31, 2014, compared to $15.4 million, or 2.10% of total assets, at December 31, 2013. Nonperforming assets included $2.7 million in nonperforming loans and $8.8 million in foreclosed real estate at December 31, 2014, compared to $1.2 million and $14.2 million, respectively, at December 31, 2013.

Nonperforming loans increased $1.5 million, or 124.6%, to $2.7 million at December 31, 2014 from $1.2 million at December 31, 2013.  Real property securing nonperforming loans in the amount of  $281,000 was moved into foreclosed real estate, while performing troubled debt restructurings decreased $451,000, or 8.6%, when comparing the same periods. Total performing troubled debt restructurings and nonperforming assets decreased $4.4 million, or 21.2%, to $16.3 million, or 2.15% of total assets, at December 31, 2014, compared to $20.7 million, or 2.82% of total assets, at December 31, 2013.

Nonperforming loans at December 31, 2014 included two commercial mortgage loans that totaled $881,000, four commercial and industrial loans that totaled $221,000, six residential mortgage loans that totaled $1.4 million, and four home equity loans that totaled $230,000.  As of December 31, 2014, the nonperforming loans had specific reserves of $198,000. Foreclosed real estate at December 31, 2014 included 10 properties with a total carrying value of $8.8 million compared to 11 properties with a total carrying value of $14.2 million at December 31, 2013. During 2014, there were five new properties in the amount of $281,000 added to foreclosed real estate, while six properties totaling $1.8 million were sold including a large parcel with a recorded amount of $1.2 million.  In addition, during 2014, the Bank sold 29 of its 44 units in a mixed-use condominium complex for net proceeds of $4.0 million.  The Bank also recorded $242,000 in capital additions and $150,000 in valuation adjustments during 2014.

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During the year ended December 31, 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit.  At December 31, 2014, the adjusted recorded amount was $4.5 million for the remaining eight retail units and seven office units.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2014, we had $5.3 million of these modified loans, which are also referred to as troubled debt restructurings, of which $4.8 million were performing in accordance with their restructured terms, compared to $5.8 million at December 31, 2013, of which $5.3 million were performing in accordance with their restructured terms. The decrease in troubled debt restructurings since December 31, 2013 was primarily the result of the excess of loan repayments, loans for which the collateral was transferred into foreclosed properties and loans charged off over newly restructured loans added during 2014 . All troubled debt restructurings were restructured in order to help the borrowers remain current on their debt obligation. At December 31, 2014, $486,000 of the total $5.3 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $143,000 for the year ended December 31, 2014 compared to $104,000 for the year ended December 31, 2013. Interest income recognized on nonperforming loans was $232,000 for the year ended December 31, 2014 compared to $306,000 for the year ended December 31, 2013.

At December 31, 2014, our nonaccruing loans included the following:

● Commercial Mortgage Loans

○
Two loans to unrelated borrowers on commercial buildings located in Western North Carolina. As of December 31, 2014, the loans were considered impaired and nonaccruing with an aggregate balance of $881,000.  The Bank had a specific reserve of $14,000 as of December 31, 2014.

● Residential Mortgage Loans

○	Six loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.4 million as of December 31, 2014.

At December 31, 2014, our performing troubled debt restructurings included the following:

● Commercial Mortgage Loans

○
One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of December 31, 2014, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2017. As of December 31, 2014, the loan was considered impaired and had a specific reserve of $52,000.

● Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.7 million as of December 31, 2014.

Foreclosed properties consisted of the following at the dates indicated.

	At December 31,
	2014		2013		2012
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial mortgage	-	$-	-	$-	2	$1,709
Commercial construction and land development	8	8,706	9	13,822	10	16,642
Residential mortgage	2	108	2	411	5	944
Residential construction and land development	-	-	-	-	1	116
Total	10	$8,814	11	$14,233	18	$19,411

An analysis of foreclosed real estate follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Beginning balance	$14,233	$19,411	$8,125
Transfers from loans	281	708	17,464
Capitalized cost	242	39	22
Valuation adjustments of foreclosed real estate	(150)	(1,846)	(1,308)
Net gain (loss) on sale of foreclosed properties	57	330	(176)
Net proceeds from sales of foreclosed properties	(5,849)	(4,409)	(4,716)
Ending balance	$8,814	$14,233	$19,411

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Adversely classified loans:
Substandard	$4,303	$3,481	$3,969	$23,972	$31,854
Doubtful	-	-	-	2	-
Loss	-	-	4	569	265
Total adversely classified loans	4,303	3,481	3,973	24,543	32,119
Special mention loans	27,962	34,787	35,149	34,584	30,490

Total adversely classified and special mention loans	$32,265	$38,268	$39,122	$59,127	$62,609

The following table shows the aggregate amounts of our classified loans at the dates indicated and the related changes in our classified loans.

	At December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change

Adversely classified loans:
Substandard	$4,303	$3,481	$822	23.6%
Total adversely classified loans	4,303	3,481	822	23.6%
Special mention loans	27,962	34,787	(6,825)	-19.6%
Total adversely classified and special mention loans	$32,265	$38,268	(6,003)	-15.7%

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2014, adversely classified loans totaling $4.3 million included $2.7 million in nonaccruing loans that were previously discussed as nonperforming loans.  The remaining $1.6 million in performing classified loans primarily included the following:

● Commercial Mortgage Loans

○	Two loans to one borrower on two commercial retail properties located in Western North Carolina. As of December 31, 2014, the loans were performing with a balance of $635,000.

● Residential Mortgage Loans

○	Eight loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $649,000 as of December 31, 2014.

● Revolving Mortgage Loans

○	Six loans to multiple unrelated borrowers for revolving home equity lines of credit with an aggregate balance of $434,000 as of December 31, 2014.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies and, therefore, are not included as nonperforming assets.

At December 31, 2014, special mention loans included the following large potentially problematic loan:

● Commercial Mortgage Loans

○
One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of December 31, 2014, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2017. As of December 31, 2014, the loan was considered impaired and had a specific reserve of $52,000.

The following table provides information about delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	Delinquent 31-89 Days		Delinquent 90 Days Or More
(Dollars in thousands)	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans

At December 31, 2014
Commercial:
Commercial mortgage	1	$532	-	$-
Commercial and industrial	-	-	2	43
Non-commercial:
Residential mortgage	3	576	5	1,226
Revolving mortgage	9	396	3	141
Consumer	94	227	1	1
Total delinquent loans	107	$1,731	11	$1,411

At December 31, 2013
Commercial:
Commercial mortgage	1	$372	-	$-
Commercial construction and land development	-	-	1	11
Commercial and industrial	4	165	1	79
Non-commercial:
Residential mortgage	6	241	7	549
Revolving mortgage	9	434	1	24
Consumer	114	300	-	-
Total delinquent loans	134	$1,512	10	$663

At December 31, 2012
Commercial:
Commercial mortgage	1	$393	-	$-
Commercial construction and land development	1	16	1	40
Commercial and industrial	7	135	1	114
Non-commercial:
Residential mortgage	9	875	10	808
Revolving mortgage	4	203	2	60
Consumer	158	492	4	28
Total delinquent loans	180	$2,114	18	$1,050

At December 31, 2011
Commercial:
Commercial mortgage	-	$-	1	$833
Commercial construction and land development	1	363	7	6,251
Commercial and industrial	9	2,177	4	506
Non-commercial:
Residential mortgage	12	1,426	11	1,922
Residential construction and land development	-	-	1	110
Revolving mortgage	11	751	4	407
Consumer	213	939	7	27
Total delinquent loans	246	$5,656	35	$10,056

	Delinquent 31-89 Days		Delinquent 90 Days Or More
(Dollars in thousands)	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans

At December 31, 2010
Commercial:
Commercial mortgage	3	$2,298	3	$3,363
Commercial construction and land development	4	462	4	3,451
Commercial and industrial	20	288	2	290
Non-commercial:
Residential mortgage	48	4,996	20	2,878
Residential construction and land development	2	282	3	553
Revolving mortgage	19	576	7	191
Consumer	165	1,387	9	94
Total delinquent loans	261	$10,289	48	$10,820

The following table provides information about changes in our delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	At December 31,
(Dollars in thousands)	2014	2013	$ Change	% Change

Delinquent 31-89 Days
Commercial:
Commercial mortgage	$532	$372	$160	43.0%
Commercial and industrial	-	165	(165)	-100.0%
Non-commercial:
Residential mortgage	576	241	335	139.0%
Revolving mortgage	396	434	(38)	-8.8%
Consumer	227	300	(73)	-24.3%
Total loans delinquent 31-89 days	1,731	1,512	219	14.5%

Delinquent 90 Days or More
Commercial:
Commercial construction and land development	-	11	(11)	-100.0%
Commercial and industrial	43	79	(36)	-45.6%
Non-commercial:
Residential mortgage	1,226	549	677	123.3%
Revolving mortgage	141	24	117	487.5%
Consumer	1	-	1	n/a
Total loans delinquent 90 days or more	1,411	663	748	112.8%

Total delinquent loans	$3,142	$2,175	$967	44.5%

The $219,000 increase in loans 31 to 89 days past due to December 31, 2014 from December 31, 2013 was primarily due to a $335,000 increase in residential mortgage loans and a $160,000 increase in commercial mortgage loans, which were partially offset by decreases in the other loan categories. The $1.7 million in loans 31 to 89 days past due at December 31, 2014 was comprised of 107 loans with an average balance of approximately $16,000, the largest of which had a balance of $532,000.

The $748,000 increase in loans 90 days or more past due to December 31, 2014 from December 31, 2013 was primarily due to a $677,000 increase in residential mortgage loans. The $1.4 million in loans 90 days or more past due at December 31, 2014 was comprised of 11 loans with an average balance of approximately $128,000, the largest of which was a nonaccruing one-to-four family residential mortgage loan with a balance of $805,000.

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

General Valuation Allowance. We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. Estimated loss percentages are assigned to loans based upon factors that include historical loan losses, delinquency trends, volume and interest rate trends, bank policy changes, and national, regional and local economic conditions. These loss factors are evaluated at least annually by our Asset Quality Committee, which consists of our President and Chief Executive Officer, our Executive Vice President and Chief Financial Officer, our Executive Vice President and Chief Credit Officer, and other key personnel from our credit, finance, and risk management departments, and documentation of this review is maintained in the Asset Quality Committee minutes. The Asset Quality Committee may also determine that certain events or circumstances have occurred that would impact the loan portfolio for the time period being reviewed, such as a natural disaster. In such cases, methodologies should be based on events that might not yet be recognized in the loan grading or performance of the loan groupings. The Asset Quality Committee reports to the audit committee of our board of directors on a quarterly basis.

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

The following table sets forth the allowance for loan losses by loan class at the dates indicated.

	At December 31,
	2014			2013
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$2,863	48.13%	38.53%	$3,193	43.70%	38.23%
Commercial construction and land development	303	5.09%	4.14%	836	11.44%	3.47%
Commercial and industrial	243	4.08%	3.04%	531	7.27%	3.28%
Total commercial	3,409	57.30%	45.71%	4,560	62.41%	44.98%

Non-commercial:
Residential mortgage	1,128	18.96%	32.95%	1,074	14.70%	35.89%
Residential construction and land development	116	1.95%	2.83%	366	5.01%	1.95%
Revolving mortgage	811	13.64%	10.79%	834	11.41%	11.02%
Consumer	485	8.15%	7.72%	473	6.47%	6.16%
Total non-commercial	2,540	42.70%	54.29%	2,747	37.59%	55.02%

Total allowance for loan losses	$5,949	100.00%	100.00%	$7,307	100.00%	100.00%

	At December 31,
	2012			2011
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$4,110	48.28%	35.76%	$4,496	42.31%	32.30%
Commercial construction and land development	160	1.88%	1.34%	1,399	13.16%	5.17%
Commercial and industrial	590	6.93%	2.86%	730	6.87%	4.05%
Total commercial	4,860	57.09%	39.96%	6,625	62.34%	41.52%

Non-commercial:
Residential mortgage	1,841	21.63%	42.14%	2,125	20.00%	40.59%
Residential construction and land development	243	2.85%	0.96%	189	1.78%	0.90%
Revolving mortgage	1,123	13.19%	12.42%	1,092	10.27%	11.78%
Consumer	446	5.24%	4.52%	596	5.61%	5.21%
Total non-commercial	3,653	42.91%	60.04%	4,002	37.66%	58.48%

Total allowance for loan losses	$8,513	100.00%	100.00%	$10,627	100.00%	100.00%
	At December 31,
	2010
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$5,486	43.28%	32.88%
Commercial construction and land development	1,232	9.72%	5.69%
Commercial and industrial	782	6.17%	3.53%
Total commercial	7,500	59.17%	42.10%

Non-commercial:
Residential mortgage	2,207	17.41%	36.06%
Residential construction and land development	749	5.91%	1.73%
Revolving mortgage	1,021	8.05%	10.68%
Consumer	1,041	8.21%	9.43%
Total non-commercial	5,018	39.58%	57.90%

Total	12,518	98.75%	100.00%

Unallocated	158	1.25%	0.00%

Total allowance for loan losses	$12,676	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with GAAP, there can be no assurance that the FDIC and the NCCoB, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The FDIC and the NCCoB may require us to increase our allowance for loan losses based on judgments different from ours. In addition, because future events affecting borrowers and collateral value cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At Or For The Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Balance at beginning of period	$7,307	$8,513	$10,627	$12,676	$8,994
Provision for (recovery of) loan losses	(998)	(681)	1,700	3,785	22,419
Charge offs:
Commercial:
Commercial mortgage	-	-	593	1,121	6,074
Commercial construction and land development	-	24	2,651	1,959	7,926
Commercial and industrial	95	24	203	953	692
Total commercial charge-offs	95	48	3,447	4,033	14,692
Non-commercial:
Residential mortgage	90	30	224	604	1,767
Residential construction and land development	-	-	24	551	351
Revolving mortgage	77	198	56	504	919
Consumer	242	354	244	442	1,135
Total non-commercial charge-offs	409	582	548	2,101	4,172
Total charge-offs	504	630	3,995	6,134	18,864
Recoveries:
Commercial:
Commercial mortgage	7	14	2	7	-
Commercial construction and land development	-	-	8	1	-
Commercial and industrial	17	33	11	86	12
Total commercial recoveries	24	47	21	94	12
Non-commercial:
Residential mortgage	36	-	66	37	-
Revolving mortgage	3	6	6	69	-
Consumer	81	52	88	100	115
Total non-commercial recoveries	120	58	160	206	115
Total recoveries	144	105	181	300	127
Net charge-offs	360	525	3,814	5,834	18,737
Balance at end of period	$5,949	$7,307	$8,513	$10,627	$12,676

	At Or For The Years Ended December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Allowance for loan losses to nonperforming loans	221.32%	610.44%	739.62%	51.53%	94.43%
Allowance for loan losses to total loans outstanding at the end of the period	1.14%	1.63%	2.20%	2.45%	2.54%
Net charge-offs to average loans outstanding during the period	0.08%	0.12%	0.91%	1.24%	3.33%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $56.9 million, including $47.8 million in interest-bearing deposits in other banks, of which $33.1 million was on deposit with the Federal Reserve Bank. Securities totaling $141.5 million classified as available-for-sale also provided an additional source of liquidity at December 31, 2014. In addition, at December 31, 2014, we had the ability to borrow a total of approximately $70.2 million from the FHLB of Atlanta and approximately $3.6 million from the Federal Reserve Bank’s discount window. At December 31, 2014, we had $50.0 million in Federal Home Loan Bank advances outstanding and $3.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At December 31, 2014, we had $149.6 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2014 totaled $86.3 million, or 56.0% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of December 31, 2014. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, our loan production office in Mecklenburg County, North Carolina and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At December 31, 2014

Long-term debt obligations	$50,000	$-	$40,000	$10,000	$-
Operating lease obligations	1,436	362	523	121	430
Total	$51,436	$362	$40,523	$10,121	$430

At December 31, 2013

Long-term debt obligations	$50,000	$-	$-	$50,000	$-
Operating lease obligations	1,798	362	724	222	490
Total	$51,798	$362	$724	$50,222	$490

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity was reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations were enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the conversion offering had an adverse impact on our return on equity. To help us better manage our capital, we repurchased shares of our common stock and may consider other capital deployment measures as regulations permit.

The Company had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

December 31, 2014

Tier I leverage capital	$100,199	13.17%	$30,442	4.00%	$38,052	5.00%
Tier I risk-based capital	100,199	19.83%	20,210	4.00%	30,315	6.00%
Total risk-based capital	106,149	21.01%	40,420	8.00%	50,525	10.00%

December 31, 2013

Tier I leverage capital	$107,275	14.35%	$29,904	4.00%	$37,380	5.00%
Tier I risk-based capital	107,275	24.14%	17,776	4.00%	26,664	6.00%
Total risk-based capital	112,852	25.39%	35,552	8.00%	44,440	10.00%

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Asheville Savings Bank, S.S.B.

December 31, 2014

Tier I leverage capital	$93,044	12.26%	$30,353	4.00%	$37,942	5.00%
Tier I risk-based capital	93,044	18.43%	20,195	4.00%	30,293	6.00%
Total risk-based capital	98,994	19.61%	40,390	8.00%	50,488	10.00%
NC Savings Bank capital	98,994	13.07%	37,870	5.00%	n/a	n/a

December 31, 2013

Tier I leverage capital	93,441	12.67%	29,489	4.00%	36,861	5.00%
Tier I risk-based capital	93,441	21.07%	17,737	4.00%	26,605	6.00%
Total risk-based capital	99,006	22.33%	35,474	8.00%	44,342	10.00%
NC Savings Bank capital	100,748	13.92%	36,184	5.00%	n/a	n/a

A reconciliation of equity under GAAP and regulatory capital amounts follows:

	ASB Bancorp, Inc. December 31,		Asheville Savings Bank, S.S.B. December 31,
(Dollars in thousands)	2014	2013	2014	2013

Total GAAP equity	$94,397	$101,088	$87,242	$87,279
Accumulated other comprehensive income, net of tax	5,802	7,373	5,802	7,348
Disallowed deferred tax assets	-	(1,186)	-	(1,186)
Tier I capital	100,199	107,275	93,044	93,441
Unrealized gains on available for sale equity securities	1	-	1	-
Allowable portion of allowance for loan losses	5,949	5,577	5,949	5,565
Total risk-based capital	$106,149	$112,852	98,994	99,006
Disallowed portion of allowance for loan losses	n/a	n/a	-	1,742
NC Savings Bank capital	n/a	n/a	$98,994	$100,748

The Bank subsidiary paid $5.0 million in dividends to the Company in the year ended December 31, 2014.

As further described under “Regulation and Supervision – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by Basel III and certain provisions of the Dodd-Frank Act. The final rule became effective on January 1, 2015 and applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies. It is management’s belief that, as of December 31, 2014, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effective at that time.

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

For the years ended December 31, 2014 and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset-Liability Management Committee, which includes our Chairman of the Board and an additional director, both of whom are independent directors, and members of senior management, to communicate, coordinate and control all aspects involving asset-liability management. The committee meets quarterly to establish and monitor the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.

Interest Rate Risk Analysis. Our profitability depends to a large extent on our net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, our interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond our control. Our interest-earning assets consist of fixed and floating rate loans and investment securities that generally adjust more slowly to changes in interest rates than our interest-bearing liabilities, which are primarily nonmaturity deposits. Accordingly, our earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. The recent periods of sustained historically low interest rates have also reduced our net interest margins as we could not lower our cost of interest-bearing liabilities commensurate with the reductions in the yields on our interest-earning assets.

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

Rate Sensitivity Summary

	As Of December 31, 2014			Over The Next Twelve Months Ending December 31, 2015
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change In Rates (In Basis Points “BP”):

300 BP	$84,012	$(27,863)	-24.91%	$20,447	$(782)	-3.68%
200	91,767	(20,108)	-17.97%	20,121	(1,108)	-5.22%
100	102,781	(9,094)	-8.13%	20,707	(522)	-2.46%
0	111,875	-	0.00%	21,229	-	0.00%
(100)	110,143	(1,732)	-1.55%	19,902	(1,327)	-6.25%

Our balance sheet contains interest-earning assets on which the interest rates adjust or reprice at a slower frequency than the liabilities we use to fund those interest-earning assets.  The resulting mismatches can cause compression of our net interest margin during periods of rising interest rates when our ability to increase yields on interest-earning assets is outpaced by the rising cost of our funding liabilities.  To mitigate the net interest margin compression resulting from our interest-earning assets, we make adjustable rate loans and fixed rate loans with call dates or maturities of less than ten years.  We also invest in both variable and fixed rate investment securities.  To mitigate the net interest margin compression resulting from our funding liabilities, we encourage growth of lower cost nonmaturity deposits such as checking, NOW, money market and savings deposits with an emphasis on commercial nonmaturity deposits.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ASB Bancorp, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASB Bancorp, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP
Asheville, North Carolina
March 13, 2015

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2014	2013

Assets

Cash and due from banks	$9,045	$8,996
Interest-earning deposits with banks	47,813	43,795
Total cash and cash equivalents	56,858	52,791

Securities available for sale (amortized cost of $141,266 at December 31, 2014 and $190,061 at December 31, 2013)	141,462	185,329
Securities held to maturity (estimated fair value of $4,363 at December 31, 2014 and $4,532 at December 31, 2013)	3,999	4,241
Investment in Federal Home Loan Bank stock, at cost	2,902	3,131
Loans held for sale	5,237	4,142
Loans receivable (net of deferred loan fees of $706 at December 31, 2014 and $598 at December 31, 2013)	521,820	449,234
Allowance for loan losses	(5,949)	(7,307)
Loans receivable, net	515,871	441,927

Premises and equipment, net	11,932	12,493
Foreclosed real estate	8,814	14,233
Deferred income tax assets, net	5,588	7,741
Other assets	7,387	7,007

Total assets	$760,050	$733,035

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$97,450	$74,019
Interest-bearing deposits	505,929	498,767
Total deposits	603,379	572,786
Overnight and short-term borrowings	660	787
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	11,614	8,374

Total liabilities	665,653	631,947

Commitments and contingencies (Note 12)

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 4,378,411 shares issued at December 31, 2014 and 5,040,057 shares issued at December 31, 2013	44	50
Additional paid-in capital	34,047	46,097
Retained earnings	72,513	70,024
Accumulated other comprehensive loss, net of tax	(5,802)	(7,373)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,452)	(3,766)
Unearned equity incentive plan shares	(2,610)	(3,601)
Stock-based deferral plan shares	(343)	(343)

Total shareholders’ equity	94,397	101,088

Total liabilities and shareholders’ equity	$760,050	$733,035

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012

Interest and dividend income
Loans, including fees	$20,518	$19,058	$19,553
Securities	2,646	3,624	5,157
Other earning assets	338	270	282

Total interest and dividend income	23,502	22,952	24,992

Interest expense
Deposits	1,570	2,228	4,103
Overnight and short-term borrowings	1	1	2
Federal Home Loan Bank advances	1,965	1,965	2,387

Total interest expense	3,536	4,194	6,492

Net interest income	19,966	18,758	18,500

Provision for (recovery of) loan losses	(998)	(681)	1,700

Net interest income after provision for (recovery of) loan losses	20,964	19,439	16,800

Noninterest income
Mortgage banking income	918	1,885	1,697
Deposit and other service charge income	2,488	2,620	2,866
Income from debit card services	1,640	1,530	1,383
Gain on sale of investment securities	211	870	3,190
Other noninterest income	1,076	1,129	320

Total noninterest income	6,333	8,034	9,456

Noninterest expenses
Salaries and employee benefits	13,041	12,646	11,495
Occupancy expense, net	1,900	2,068	2,181
Foreclosed property expenses	498	2,339	1,530
Data processing fees	2,354	2,673	2,475
Federal deposit insurance premiums	524	601	653
Advertising	614	686	651
Professional and outside services	1,207	883	997
Penalty to prepay FHLB borrowing	-	-	1,722
Other noninterest expenses	3,410	3,498	3,388

Total noninterest expenses	23,548	25,394	25,092

Income before income tax provision	3,749	2,079	1,164

Income tax provision	1,260	625	302

Net income	$2,489	$1,454	$862

Net income per common share – Basic	$0.60	$0.31	$0.17
Net income per common share – Diluted	$0.59	$0.31	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Comprehensive Income (Loss)
Net income	$2,489	$1,454	$862
Other comprehensive income (loss):
Unrealized holding gains (losses)on securities available for sale:
Reclassification of securities gains recognized in net income	(211)	(870)	(3,190)
Deferred income tax benefit	79	327	1,276
Gains (losses) arising during the period	5,139	(6,993)	1,822
Deferred income tax benefit (expense)	(1,931)	2,705	(729)
Unrealized holding gains (losses) adjustment, net of tax	3,076	(4,831)	(821)

Defined Benefit Pension Plans:
Net periodic pension cost	(565)	(199)	(666)
Net pension gain (loss)	(1,799)	1,161	(826)
Deferred income tax benefit (expense)	859	(437)	575
Defined benefit pension plan adjustment, net of tax	(1,505)	525	(917)

Total other comprehensive income (loss)	1,571	(4,306)	(1,738)

Comprehensive income (loss)	$4,060	$(2,852)	$(876)

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS’ EQUITY

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Common stock
Beginning of year	$50	$56	$56
Repurchase of common stock	(6)	(6)	-
End of year	$44	$50	$56

Additional paid-in capital
Beginning of year	$46,097	$53,994	$53,869
Issuance of common stock	25	-	-
Repurchase of common stock	(12,896)	(9,138)	-
ESOP shares allocated	283	215	125
Stock-based compensation expense	1,484	1,026	-
Vesting of restricted stock	(991)	-	-
Tax benefit from exercise/vesting of stock awards	45	-	-
End of year	$34,047	$46,097	$53,994

Retained earnings
Beginning of year	$70,024	$68,570	$67,708
Net income	2,489	1,454	862
End of year	$72,513	$70,024	$68,570

Accumulated other comprehensive income (loss), net of tax
Beginning of year	$(7,373)	$(3,067)	$(1,329)
Other comprehensive income (loss)	1,571	(4,306)	(1,738)
End of year	$(5,802)	$(7,373)	$(3,067)

Unearned ESOP shares
Beginning of year	$(3,766)	$(4,080)	$(4,394)
ESOP shares allocated	314	314	314
End of year	$(3,452)	$(3,766)	$(4,080)

Unearned equity incentive plan shares
Beginning of year	$(3,601)	$(3,601)	$-
Equity incentive plan shares purchased	-	-	(3,601)
Vesting of restricted stock	991	-	-
End of year	$(2,610)	$(3,601)	$(3,601)

Stock-based deferral plan shares
Beginning of year	$(343)	$(343)	$(339)
Stock-based deferral plan shares purchased	-	-	(4)
End of year	$(343)	$(343)	$(343)

Total shareholders’ equity
Beginning of year	$101,088	$111,529	$115,571
Issuance of common stock	25	-	-
Repurchase of common stock	(12,902)	(9,144)	-
Net income	2,489	1,454	862
Other comprehensive income (loss)	1,571	(4,306)	(1,738)
ESOP shares allocated	597	529	439
Equity incentive plan shares purchased	-	-	(3,601)
Stock-based compensation expense	1,484	1,026	-
Tax benefit from exercise/vesting of stock awards	45	-	-
Stock-based deferral plan shares purchased	-	-	(4)
End of year	$94,397	$101,088	$111,529

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Operating Activities
Net income	$2,489	$1,454	$862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	(998)	(681)	1,700
Valuation adjustments of foreclosed real estate	150	1,846	1,308
Depreciation	914	1,072	1,192
Loss (gain) on sale of fixed and other assets	(4)	1	(8)
Loss (gain) on sale of foreclosed real estate	(57)	(330)	176
Deferred income tax expense	1,160	304	277
Net amortization of premiums on securities	3,303	5,248	3,489
Gain on sale of investment securities	(211)	(870)	(3,190)
Net accretion of deferred fees on loans	(120)	(128)	(96)
Mortgage loans originated for sale	(42,833)	(98,348)	(92,429)
Proceeds from sale of mortgage loans	42,655	105,849	90,955
Gain on sale of mortgage loans	(918)	(1,884)	(1,695)
ESOP compensation expense	597	529	439
Stock-based compensation expense	1,484	1,026	-
Excess tax benefits from equity awards	(45)	-	-
Decrease (increase) in income tax receivable	102	(129)	2,528
Decrease (increase) in interest receivable	297	237	(225)
Decrease in interest payable	-	(12)	(26)
Net change in other assets and liabilities	143	(126)	2,248

Net cash provided by operating activities	8,108	15,058	7,505

Investing Activities
Securities available for sale:
Purchases	(26,494)	(65,232)	(245,443)
Proceeds from sales	55,821	86,220	160,301
Proceeds from maturities and/or calls	283	1,000	23,994
Principal repayments on mortgage-backed and asset-backed securities	16,335	40,846	43,917
Redemption of FHLB stock	229	298	441
Net decrease (increase) in loans receivable	(73,107)	(62,618)	26,875
Purchase of credit impaired loan	-	-	(2,895)
Foreclosed real estate:
Additions	(242)	(39)	(22)
Net proceeds from sales	5,849	4,409	4,716
Purchases of premises and equipment	(355)	(261)	(530)
Net proceeds from sales of fixed and other assets	6	1	93

Net cash provided by (used in) investing activities	(21,675)	4,624	11,447

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Financing Activities
Net increase (decrease) in deposits	$30,593	$(5,513)	$(29,937)
Net repayments of overnight and short-term borrowings	-	-	(10,000)
Net proceeds from (repayments of) repurchase agreements	(127)	376	(347)
Proceeds from the exercise of stock options	25	-	-
Stock-based deferral plan shares purchased	-	-	(4)
Equity incentive plan shares purchased	-	-	(3,601)
Excess tax benefits from equity awards	45	-	-
Common stock repurchased	(12,902)	(9,144)	-

Net cash provided by (used in) financing activities	17,634	(14,281)	(43,889)

Increase (decrease) in cash and cash equivalents	4,067	5,401	(24,937)

Cash and cash equivalents:
Beginning of period	52,791	47,390	72,327

End of period	$56,858	$52,791	$47,390

SUPPLEMENTAL DISCLOSURES:
Cash paid (received) for:
Interest on deposits, advances and other borrowings	$3,536	$4,206	$6,518
Income taxes	-	687	(2,226)

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	281	708	17,464
Increase (decrease) in unrealized gains (losses) on securities available for sale	4,928	(7,863)	(1,368)
Increase (decrease) in deferred income taxes resulting from other comprehensive income	(993)	2,595	1,122
Increase (decrease) in deferred benefit pension plans	(2,364)	962	(1,492)
Securities not settled	-	-	21,260

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

The Bank is headquartered in Asheville, North Carolina and provides mortgage, consumer and commercial banking services primarily in Buncombe, Henderson, McDowell, Transylvania, and Madison counties in North Carolina and a loan production office in Mecklenburg County, North Carolina. The Bank is regulated by the Office of the North Carolina Commissioner of Banks (“NCCoB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and the NCCoB.

Principles of Consolidation – The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiary, the Bank (collectively, the “Company”). The Bank has two wholly owned subsidiaries, Appalachian Financial Services, Inc., which has on occasion managed the Bank’s real estate acquired through debt default but is currently inactive, and Wenoca, Inc., which serves as the Bank’s trustee regarding deeds of trust. Both subsidiaries are organized as North Carolina corporations. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

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

Investment Securities – The Company classifies investment securities into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held to maturity securities or trading securities and equity securities not classified as trading securities are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company classified no securities as trading securities as of December 31, 2014 and December 31, 2013.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments Held at Cost – The Bank, as a member of the Federal Home Loan Bank system (the “FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2014 and December 31, 2013.

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

The changes in the components of the Company's accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Year Ended December 31, 2014

Unrealized gain (loss) on securities	$(2,952)	$3,208	$(132)	$3,076	$124
Benefit plan liability	(4,421)	(1,143)	(362)	(1,505)	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$2,065	$(494)	$1,571	$(5,802)

Year Ended December 31, 2013

Unrealized gain (loss) on securities	$1,879	$(4,288)	$(543)	$(4,831)	$(2,952)
Benefit plan liability	(4,946)	651	(126)	525	(4,421)
Accumulated other comprehensive loss, net of tax	$(3,067)	$(3,637)	$(669)	$(4,306)	$(7,373)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013

Reclassification of securities gains recognized in net income	$(211)	$(870)	Gain on sale of investment securities
Deferred income tax expense	79	327	Income tax provision
Total reclassifications for the period	$(132)	$(543)	Net of tax

Net periodic pension cost	$(565)	$(199)	Salaries and employee benefits
Deferred income tax benefit	203	73	Income tax provision
Total reclassifications for the period	$(362)	$(126)	Net of tax

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

Pension Plan – The Bank has qualified and nonqualified defined benefit pension plans. The Bank recognizes the overfunded or underfunded status of the plans as an asset or liability in its consolidated statement of financial position and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. GAAP also requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

Unallocated ESOP shares are not considered outstanding (including for the calculation of net income per common share as discussed below) and are shown as a reduction of shareholders’ equity. Dividends on unallocated ESOP shares, if paid, are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. The fair value of the annual share allocations is recorded on a monthly basis with fair value determined by calculating the average closing stock price for each day during the month. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference is recognized in shareholders’ equity. The Company recognizes a tax deduction equal to the cost of the shares released. Because the ESOP is internally leveraged through a loan from the Company to the ESOP, the loan receivable by the Company from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

Net Income Per Common Share – Where presented, basic net income per common share is the Company’s net income available to common shareholders, which represents net income less dividends paid or payable to preferred stock shareholders, if any, divided by the weighted average number of common shares outstanding during the period. In calculating the weighted average number of common shares outstanding, shares held by the ESOP are not considered to be outstanding until they are committed to be released for allocation and the weighted average of unvested restricted shares are not considered outstanding until the shares vest.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net income per common share has been computed based on the following:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012

Numerator:
Net income	$2,489	$1,454	$862

Denominator:
Weighted average common shares outstanding	4,687,699	5,285,766	5,584,551
Less: Weighted average unvested restricted shares	(176,046)	(201,962)	-
Less: Weighted average unallocated ESOP shares	(360,947)	(392,334)	(423,721)
Weighted average common shares used to compute net income per common share – Basic	4,150,706	4,691,470	5,160,830
Add: Effect of dilutive securities	46,983	7,527	-
Weighted average common shares used to compute net income per common share – Diluted	4,197,689	4,698,997	5,160,830

Net income per common share – Basic	$0.60	$0.31	$0.17
Net income per common share – Diluted	$0.59	$0.31	$0.17

For the year ended December 31, 2014, options to purchase 487,880 shares of common stock and 123,543 restricted stock shares were excluded from the computation of net income per common share because their effect would be anti-dilutive.  For the year ended December 31, 2013, options to purchase 459,000 shares of common stock and 215,923 restricted stock shares were excluded from the computation of net income per common share because their effect would be anti-dilutive.  There were no stock options or restricted shares outstanding for the year ended December 31, 2012.

Reclassifications – Certain reclassifications have been made to the financial statements of the prior periods presented to conform to the current period presentation. The reclassifications had no effect on net income, net income per common share, or shareholders’ equity as previously reported.

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

Accounting Standards Update ASU 2014-09 – In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates FASB Accounting Standards Codification (FASB ASC) Topic 606, Revenue Recognition Standard and FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The standards updates affect all entities that have contracts with customers, except for certain items, which include leases accounted for under FASB ASC Topic 840, Leases; insurance contracts accounted for under FASB ASC Topic 944, Financial Services – Insurance; and most financial instruments, and guarantees (other than product warranties). The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt ASU 2014-09 for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter.  All entities will be required to apply the standard retrospectively, either using a full retrospective or a modified retrospective approach.  Early adoption is not permitted for public entities. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements; however, if the Company chooses a full retrospective approach, the adoption will require a restatement for 2015 and 2016 to show comparative financial statements with a cumulative adjustment as of January 1, 2015 to disclose revenue and the direct effects of change in accounting principle.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2014

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$1,037	$-	$(11)	$1,026
After 5 years but within 10 years	1,136	-	(24)	1,112
Asset-backed securities issued by the Small Business Administration (SBA)	28,139	354	(28)	28,465
Residential mortgage-backed securities issued by GSE’s (1)	67,675	189	(443)	67,421
State and local government securities due -
After 5 years but within 10 years	9,850	98	(31)	9,917
After 10 years	32,685	278	(188)	32,775
Mutual funds	744	2	-	746
Total	$141,266	$921	$(725)	$141,462

December 31, 2013

U.S. GSE and agency securities due -
Within 1 year	$321	$1	$-	$322
After 1 year but within 5 years	2,049	3	(22)	$2,030
After 5 years but within 10 years	1,162	-	(65)	1,097
Asset-backed securities issued by the Small Business Administration (SBA)	29,482	234	(64)	29,652
Residential mortgage-backed securities issued by GSE’s (1)	100,230	237	(1,581)	98,886
State and local government securities due -
After 5 years but within 10 years	11,004	83	(399)	10,688
After 10 years	45,085	25	(3,169)	41,941
Mutual funds	728	-	(15)	713
Total	$190,061	$583	$(5,315)	$185,329

(1)
Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2014 and December 31, 2013 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2014

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,038	$73	$-	$1,111
Residential mortgage-backed securities issued by GSE’s (1)	532	40	-	572
State and local government securities due -
After 5 years but within 10 years	961	98	-	1,059
After 10 years	1,468	153	-	1,621
Total	$3,999	$364	$-	$4,363

December 31, 2013

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,052	$102	$-	$1,154
Residential mortgage-backed securities issued by GSE’s (1)	765	50	-	815
State and local government securities due -
After 5 years but within 10 years	956	77	-	1,033
After 10 years	1,468	62	-	1,530
Total	$4,241	$291	$-	$4,532

(1)
Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2014 and December 31, 2013 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2014 and December 31, 2013. The total number of securities with unrealized losses at December 31, 2014 and December 31, 2013 were 46 and 116, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased.  Management has the ability and intent to hold securities with unrealized losses until a recovery of the market value occurs.  Management intends to manage the Company’s liquidity so as to minimize the need to sell securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss.  The key factors considered in evaluating the mortgaged-backed and municipal securities were cash flows of the investment and the assessment of other relative economic factors, such as credit risk. In addition to the effects of higher market interest rates, the security fair values are also affected by shifts in the demand to U.S. Treasury and governmental agency bonds from non-governmental securities and municipal bonds due to market concerns. None of the unrealized losses relate to the marketability of the securities or the issuer's ability to honor redemption obligations. Management has analyzed the creditworthiness of the underlying issuers and determined it is more likely than not that the Company will collect the contractual cash flows, therefore impairment is considered to be temporary.

	December 31, 2014
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$-	$-	$2,138	$(35)	$2,138	$(35)
Asset-backed SBA	1,006	(1)	2,158	(27)	3,164	(28)
Residential mortgage-backed GSE (1)	5,579	(13)	27,089	(430)	32,668	(443)
State and local government	1,867	(16)	13,541	(203)	15,408	(219)
Temporarily impaired securities available for sale	8,452	(30)	44,926	(695)	53,378	(725)

Total temporarily impaired securities	$8,452	$(30)	$44,926	$(695)	$53,378	$(725)

(1)
Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2014 and December 31, 2013 or during the periods then ended.

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

(1)
Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2014 and December 31, 2013 or during the periods then ended.

The fair value of investment securities pledged as collateral follows:

	December 31,
(Dollars in thousands)	2014	2013

Pledged to Federal Reserve Discount Window	$3,745	$7,705
Pledged to repurchase agreements for commercial customers	1,137	1,392

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Interest income from taxable securities	$1,447	$2,254	$4,532
Interest income from tax-exempt securities	1,199	1,370	625
Total interest income from securities	$2,646	$3,624	$5,157

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Proceeds from sales of securities	$55,821	$64,960	$160,301
Gross realized gains from sales of securities	603	1,514	3,199
Gross realized losses from sales of securities	(392)	(644)	(9)

3. LOANS RECEIVABLE

The composition of loans receivable by segment and class follow:

	December 31,
(Dollars in thousands)	2014	2013

Commercial:
Commercial construction and land development	$21,661	$15,593
Commercial mortgage	201,316	171,993
Commercial and industrial	15,872	14,770
Total commercial	238,849	202,356
Non-commercial:
Non-commercial construction and land development	14,781	8,759
Residential mortgage	172,163	161,437
Revolving mortgage	56,370	49,561
Consumer	40,363	27,719
Total non-commercial	283,677	247,476
Total loans receivable	522,526	449,832
Less: Deferred loan fees	(706)	(598)
Total loans receivable net of deferred loan fees	521,820	449,234
Less: Allowance for loan losses	(5,949)	(7,307)
Loans receivable, net	$515,871	$441,927

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

December 31, 2014

Commercial:
Commercial construction and land development	$21,336	$323	$2	$-	$-	$21,661
Commercial mortgage	184,992	14,809	1,515	-	-	201,316
Commercial and industrial	14,628	873	371	-	-	15,872
Total commercial	220,956	16,005	1,888	-	-	238,849
Non-commercial:
Non-commercial construction and land development	14,781	-	-	-	-	14,781
Residential mortgage	161,859	8,544	1,760	-	-	172,163
Revolving mortgage	52,700	3,119	551	-	-	56,370
Consumer	39,965	294	104	-	-	40,363
Total non-commercial	269,305	11,957	2,415	-	-	283,677
Total loans receivable	$490,261	$27,962	$4,303	$-	$-	$522,526

December 31, 2013

Commercial:
Commercial construction and land development	$15,236	$201	$156	$-	$-	$15,593
Commercial mortgage	148,482	22,620	891	-	-	171,993
Commercial and industrial	13,558	921	291	-	-	14,770
Total commercial	177,276	23,742	1,338	-	-	202,356
Non-commercial:
Non-commercial construction and land development	8,759	-	-	-	-	8,759
Residential mortgage	152,107	7,856	1,474	-	-	161,437
Revolving mortgage	46,257	2,711	593	-	-	49,561
Consumer	27,165	478	76	-	-	27,719
Total non-commercial	234,288	11,045	2,143	-	-	247,476
Total loans receivable	$411,564	$34,787	$3,481	$-	$-	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

December 31, 2014

Commercial:
Commercial construction and land development	$-	$-	$-	$21,661	$21,661
Commercial mortgage	532	-	532	200,784	201,316
Commercial and industrial	-	43	43	15,829	15,872
Total commercial	532	43	575	238,274	238,849
Non-commercial:
Non-commercial construction and land development	-	-	-	14,781	14,781
Residential mortgage	576	1,226	1,802	170,361	172,163
Revolving mortgage	396	141	537	55,833	56,370
Consumer	227	1	228	40,135	40,363
Total non-commercial	1,199	1,368	2,567	281,110	283,677
Total loans receivable	$1,731	$1,411	$3,142	$519,384	$522,526

December 31, 2013

Commercial:
Commercial construction and land development	$-	$11	$11	$15,582	$15,593
Commercial mortgage	372	-	372	171,621	171,993
Commercial and industrial	165	79	244	14,526	14,770
Total commercial	537	90	627	201,729	202,356
Non-commercial:
Non-commercial construction and land development	-	-	-	8,759	8,759
Residential mortgage	241	549	790	160,647	161,437
Revolving mortgage	434	24	458	49,103	49,561
Consumer	300	-	300	27,419	27,719
Total non-commercial	975	573	1,548	245,928	247,476
Total loans receivable	$1,512	$663	$2,175	$447,657	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	December 31, 2014		December 31, 2013
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial construction and land development	$-	$-	$11	$-
Commercial mortgage	881	-	373	-
Commercial and industrial	221	-	139	-
Total commercial	1,102	-	523	-
Non-commercial:
Residential mortgage	1,354	-	549	-
Revolving mortgage	230	-	116	-
Consumer	2	-	9	-
Total non-commercial	1,586	-	674	-
Total loans receivable	$2,688	$-	$1,197	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $14.9 million and $14.2 million at December 31, 2014 and December 31, 2013, respectively.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

(Dollars in thousands)	Commercial	Non- Commercial	Total

Year Ended December 31, 2014

Balance at beginning of period	$4,560	$2,747	$7,307
Provision for (recovery of) loan losses	(1,080)	82	(998)
Charge-offs	(95)	(409)	(504)
Recoveries	24	120	144
Balance at end of period	$3,409	$2,540	$5,949

Year Ended December 31, 2013

Balance at beginning of period	$4,860	$3,653	$8,513
Recovery of loan losses	(299)	(382)	(681)
Charge-offs	(48)	(582)	(630)
Recoveries	47	58	105
Balance at end of period	$4,560	$2,747	$7,307

Year Ended December 31, 2012

Balance at beginning of period	$6,625	$4,002	$10,627
Provision for loan losses	1,661	39	1,700
Charge-offs	(3,447)	(548)	(3,995)
Recoveries	21	160	181
Balance at end of period	$4,860	$3,653	$8,513

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The ending balances of loans and the related allowance, by segment and class, follows:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

December 31, 2014

Commercial:
Commercial construction and land development	$-	$303	$303	$-	$21,661	$21,661
Commercial mortgage	67	2,796	2,863	3,976	197,340	201,316
Commercial and industrial	98	145	243	394	15,478	15,872
Total commercial	165	3,244	3,409	4,370	234,479	238,849
Non-commercial:
Non-commercial construction and land development	-	116	116	-	14,781	14,781
Residential mortgage	160	969	1,129	3,023	169,140	172,163
Revolving mortgage	135	675	810	370	56,000	56,370
Consumer	-	485	485	-	40,363	40,363
Total non-commercial	295	2,245	2,540	3,393	280,284	283,677
Total loans receivable	$460	$5,489	$5,949	$7,763	$514,763	$522,526

December 31, 2013

Commercial:
Commercial construction and land development	$8	$828	$836	$150	$15,443	$15,593
Commercial mortgage	617	2,576	3,193	4,075	167,918	171,993
Commercial and industrial	81	450	531	307	14,463	14,770
Total commercial	706	3,854	4,560	4,532	197,824	202,356
Non-commercial:
Non-commercial construction and land development	-	366	366	-	8,759	8,759
Residential mortgage	100	974	1,074	2,995	158,442	161,437
Revolving mortgage	114	720	834	346	49,215	49,561
Consumer	-	473	473	-	27,719	27,719
Total non-commercial	214	2,533	2,747	3,341	244,135	247,476
Total loans receivable	$920	$6,387	$7,307	$7,873	$441,959	$449,832

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follows:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

December 31, 2014

Commercial:
Commercial mortgage	$4,050	$3,444	$532	$3,976	$67
Commercial and industrial	779	328	66	394	98
Total commercial	4,829	3,772	598	4,370	165
Non-commercial:
Residential mortgage	3,062	2,298	725	3,023	160
Revolving mortgage	414	267	103	370	135
Total non-commercial	3,476	2,565	828	3,393	295
Total impaired loans	$8,305	$6,337	$1,426	$7,763	$460

December 31, 2013

Commercial:
Commercial construction and land development	$155	$138	$11	$149	$8
Commercial mortgage	4,100	3,468	607	4,075	617
Commercial and industrial	692	210	97	307	81
Total commercial	4,947	3,816	715	4,531	706
Non-commercial:
Residential mortgage	3,138	1,272	1,724	2,996	100
Revolving mortgage	350	346	-	346	114
Total non-commercial	3,488	1,618	1,724	3,342	214
Total impaired loans	$8,435	$5,434	$2,439	$7,873	$920

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Year Ended December 31,
	2014		2013		2012
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$23	$1	$145	$7	$12,496	$3
Commercial mortgage	4,056	148	3,959	182	4,422	118
Commercial and industrial	302	7	336	7	363	1
Total commercial	4,381	156	4,440	196	17,281	122
Non-commercial:
Non-commercial construction and land development	-	-	-	-	19	-
Residential mortgage	3,039	71	2,941	103	3,520	101
Revolving mortgage	319	5	252	7	305	8
Total non-commercial	3,358	76	3,193	110	3,844	109
Total loans receivable	$7,739	$232	$7,633	$306	$21,125	$231

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The payment terms on two loans were extended during the year ended December 31, 2014, and the Bank did not reduce the interest rate below market levels on any loans during the year ended December 31, 2014.  The payment terms on three loans were extended during the year ended December 31, 2013 and the Bank reduced the interest rate below market levels on three loans during year ended December 31, 2013.

	Year Ended December 31, 2014			Year Ended December 31, 2013
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial mortgage	-	$-	$-	1	$378	$372
Total commercial	-	-	-	1	378	372
Non-commercial:
Residential mortgage	-	-	-	2	147	144
Total non-commercial	-	-	-	2	147	144
Total	-	$-	$-	3	$525	$516

Extended payment terms

Commercial:
Commercial mortgage	-	$-	$-	1	$89	$89
Commercial and industrial	-	-	-	1	60	60
Total commercial	-	-	-	2	149	149
Non-commercial:
Residential mortgage	2	67	93	1	69	69
Total non-commercial	2	67	93	1	69	69
Total	2	$67	$93	3	$218	$218

Total	2	$67	$93	6	$743	$734

During the years ended December 31, 2014 and 2013, no loans went into default that were modified as a TDR within the preceding 12 months.

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

The Bank’s loans that were considered to be troubled debt restructurings follow:

	December 31,
(Dollars in thousands)	2014	2013

Nonperforming restructured loans	$486	$519
Performing restructured loans	4,804	5,255
Total	$5,290	$5,774

5. PREMISES AND EQUIPMENT

A summary of Bank premises and equipment, and related depreciation expense, follows:

	December 31,
(Dollars in thousands)	2014	2013

Land	$3,395	$3,395
Office buildings and improvements	15,465	15,436
Furniture, fixtures, equipment and auto	7,839	7,779
Total	26,699	26,610
Less - accumulated depreciation	(14,767)	(14,117)
Premises and equipment, net	$11,932	$12,493

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Depreciation expense	$914	$1,072	$1,192

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEPOSIT ACCOUNTS

The Bank’s deposit accounts are summarized as follows:

	December 31,
(Dollars in thousands)	2014	2013

Noninterest-bearing demand accounts	$97,450	$74,019
NOW accounts	152,860	142,434
Money market accounts	157,091	154,545
Savings accounts	41,885	34,724
Certificate accounts	154,093	167,064
Total deposits	$603,379	$572,786

The scheduled maturities of certificate of deposit accounts follow:

	December 31,
(Dollars in thousands)	2014	2013

2014	$-	$94,788
2015	86,301	45,332
2016	47,316	18,166
2017	15,670	7,444
2018	4,089	1,334
2019	717	-
Total	$154,093	$167,064

Additional certificate of deposit information (amounts included in the preceding tables)
Aggregate certificate of deposit accounts of $250,000 or more	$8,884	$5,559
Brokered certificate of deposit accounts	$24,140	$26,394

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OVERNIGHT AND SHORT-TERM BORROWINGS

Overnight and short-term borrowings follow:

	December 31,
(Dollars in thousands)	2014	2013

Securities sold under agreements to repurchase	$660	$787
Total overnight and short-term borrowings	$660	$787

Total available credit under federal funds borrowing agreements	$59,058	$62,820

The Bank has a federal funds borrowing agreement with the Federal Reserve Bank whereby any borrowings under the agreement are secured by qualifying assets pledged by the Bank.

8. ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank has established a line of credit borrowing arrangement with the FHLB of Atlanta. Available credit under this commitment was $70.2 million at December 31, 2014 and $50.8 million at December 31, 2013.  All qualifying residential mortgages and FHLB stock are pledged as collateral to secure FHLB advances.

Maturities, conversion dates, and interest rates on outstanding FHLB of Atlanta advances follow:

(Dollars in thousands)
	Date Convertible By	Interest	December 31,
Maturity Date	FHLB To Variable Rate	Rate	2014	2013

March 13, 2017	March 13, 2015 (1)	4.09%	$10,000	$10,000
March 13, 2017	March 13, 2015 (1)	4.20%	10,000	10,000
March 20, 2017	March 20, 2015 (1)	3.99%	10,000	10,000
September 11, 2017	March 11, 2015 (1)	3.45%	10,000	10,000
September 17, 2018	n/a	3.65%	10,000	10,000
Total FHLB advances			$50,000	$50,000

(1)	FHLB has the option to convert the advance to a variable rate each quarter until maturity.

If the FHLB of Atlanta exercises its conversion option, the Bank can accept the new terms or repay the advance without any prepayment penalty. These advance agreements also contain prepayment penalty provisions for early repayments if current advance rates are lower than the interest rates on the advances being repaid.

The Bank had outstanding irrevocable letters of credit totaling $3.5 million and $2.0 million from the FHLB of Atlanta at December 31, 2014 and December 31, 2013, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions, to the extent required by law.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

Components of the income tax provision follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Current:
Federal	$100	$321	$25
Total current expense	100	321	25
Deferred:
Federal	1,120	166	172
State	40	138	105
Total deferred expense	1,160	304	277
Total income tax provision	$1,260	$625	$302

Increases (decreases) in deferred tax assets (liabilities) allocated to other comprehensive income related to:
Unrealized (gains) losses on securities available for sale	$(1,852)	$3,032	$547
Qualified and non-qualified pension plan liability adjustments	859	(437)	575
Total	$(993)	$2,595	$1,122

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

The approximate tax effects of each type of temporary difference that gave rise to the Bank’s deferred income tax assets and liabilities follows:

	December 31,
(Dollars in thousands)	2014	2013

Deferred tax assets relating to:
Deferred loan fees	$263	$225
Deferred compensation	530	517
Non-accrual interest, book versus tax	25	17
Accrued vacation	166	204
Allowance for loan losses	2,219	2,750
Pension liabilities and prepayments	3,526	2,667
Equity incentive plans	397	320
Net operating/net economic loss carry forward	537	412
Loss reserve on foreclosed real estate	374	1,344
Deferred gain on sale of foreclosed real estate	4	4
Unrealized loss on securities available for sale	-	1,781
Other	267	351
Total deferred tax assets	8,308	10,592

Deferred tax liabilities relating to:
Original issue discount - loan fees	(635)	(562)
Property	(66)	(153)
Pension liabilities and prepayments	(990)	(1,201)
FHLB stock	(736)	(743)
Unrealized gain on securities available for sale	(71)	-
Other	(222)	(192)
Total deferred tax liabilities	(2,720)	(2,851)
Net recorded deferred tax assets	$5,588	$7,741

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

Income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes differs from the actual income tax provision because of the following:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Income tax provision at statutory rate	$1,275	$707	$396
Increase (decrease) in income taxes resulting from:
Tax exempt interest income, net of disallowed interest expense	(408)	(459)	(211)
State taxes, net of federal effect	158	100	69
Deferred tax revaluation from reduction in state tax rate	40	138	-
ESOP fair market value adjustment	96	73	42
Incentive stock options	103	60	-
Other, net	(4)	6	6
Total	$1,260	$625	$302

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

As of December 31, 2014, the most recent regulatory reporting period, the Bank was well capitalized under the current regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum total risk-based capital, Tier I leverage ratio, and Tier I risk adjusted capital as set forth in the table below.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REGULATORY CAPITAL REQUIREMENTS (Continued)

The following tables set forth actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

December 31, 2014

Tier I leverage capital	$100,199	13.17%	$30,442	4.00%	$38,052	5.00%
Tier I risk-based capital	100,199	19.83%	20,210	4.00%	30,315	6.00%
Total risk-based capital	106,149	21.01%	40,420	8.00%	50,525	10.00%

December 31, 2013

Tier I leverage capital	$107,275	14.35%	$29,904	4.00%	$37,380	5.00%
Tier I risk-based capital	107,275	24.14%	17,776	4.00%	26,664	6.00%
Total risk-based capital	112,852	25.39%	35,552	8.00%	44,440	10.00%

Asheville Savings Bank, S.S.B.

December 31, 2014

Tier I leverage capital	$93,044	12.26%	$30,353	4.00%	$37,942	5.00%
Tier I risk-based capital	93,044	18.43%	20,195	4.00%	30,293	6.00%
Total risk-based capital	98,994	19.61%	40,390	8.00%	50,488	10.00%
NC Savings Bank capital	98,994	13.07%	37,870	5.00%	n/a	n/a

December 31, 2013

Tier I leverage capital	$93,441	12.67%	$29,489	4.00%	$36,861	5.00%
Tier I risk-based capital	93,441	21.07%	17,737	4.00%	26,605	6.00%
Total risk-based capital	99,006	22.33%	35,474	8.00%	44,342	10.00%
NC Savings Bank capital	100,748	13.92%	36,184	5.00%	n/a	n/a

A reconciliation of GAAP equity and regulatory capital amounts follows:

	ASB Bancorp, Inc.		Asheville Savings Bank, S.S.B.
	December 31,		December 31,
(Dollars in thousands)	2014	2013	2014	2013

Total GAAP equity	$94,397	$101,088	$87,242	$87,279
Accumulated other comprehensive income, net of tax	5,802	7,373	5,802	7,348
Disallowed deferred tax assets	-	(1,186)	-	(1,186)
Tier I capital	100,199	107,275	93,044	93,441
Unrealized gains on available for sale equity securities	1	-	1	-
Allowable portion of allowance for loan losses	5,949	5,577	5,949	5,565
Total risk-based capital	$106,149	$112,852	98,994	99,006
Disallowed portion of allowance for loan losses	n/a	n/a	-	1,742
NC Savings Bank capital	n/a	n/a	$98,994	$100,748

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

In June 2014, the Board of Directors amended the Bank’s Qualified and Non-Qualified pension plans (the “Plans”), effective September 16, 2014, to offer immediate lump sum payments to inactive participants having an actuarial equivalent of vested accrued benefits below $60,000, determined as of November, 1, 2014, as available.  The election deadline for the inactive participant to make the lump sum selection was October 17, 2014.  The total of immediate aggregate lump sum payments to all inactive participants making this selection was approximately $544,000 for 2014.

Effective December 17, 2013, the Board of Directors amended the Bank’s Plans to adopt a technical amendment required by IRS regulations that place restrictions on forms of payment and benefit accruals in the event the “adjusted funding target attainment percentage” (or “AFTAP”) of the Pension Plan is ever less than 80%.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The following tables set forth the status of both the Qualified and the Non-Qualified Pension Plans using measurement dates of December 31, 2014 and 2013:

	Non-Qualified		Qualified
(Dollars in thousands)	2014	2013	2014	2013

Change In Benefit Obligation

Projected benefit obligation at beginning of year	$1,191	$1,325	$19,699	$21,549
Interest cost	56	51	990	922
Actuarial loss (gain)	220	(115)	4,354	(2,092)
Benefits paid	(70)	(70)	(1,279)	(680)
Projected benefit obligation at end of year	$1,397	$1,191	$23,764	$19,699

Change In Plan Assets

Fair value of plan assets at beginning of year	$-	$-	$17,011	$18,157
Actual return (loss) on plan assets	-	-	2,621	(466)
Employer contribution	70	70	-	-
Benefits paid	(70)	(70)	(1,279)	(680)
Fair value of plan assets at end of year	$-	$-	$18,353	$17,011
	Non-Qualified		Qualified
(Dollars in thousands)	2014	2013	2014	2013

Net Amount Recognized

Funded status	$(1,397)	$(1,191)	$(5,411)	$(2,688)
Unrecognized net actuarial loss	531	339	8,920	6,748
Net amount recognized	$(866)	$(852)	$3,509	$4,060

Amounts Recognized In Balance Sheets Pension obligation	$(1,397)	$(1,191)	$(5,411)	$(2,688)

Amounts Recognized In Accumulated Other Comprehensive Income

Net actuarial loss	$531	$339	$8,920	$6,748
Accumulated other comprehensive loss	$531	$339	$8,920	$6,748

Expected To Be Amortized From Accumulated Other Comprehensive Income (Loss) Over Next Twelve Months

Net actuarial loss	$57	$29	$722	$536

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$-	$-	$3
Interest cost	56	51	54
Amortization of prior service credit	-	-	(11)
Amortization of net loss	29	41	18
Curtailment credit	-	(34)	-
Net periodic benefit cost	$85	$58	$64

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Service cost	$-	$-	$135
Interest cost	990	922	946
Expected return on plan assets	(975)	(979)	(932)
Amortization of prior service credit	-	-	(66)
Amortization of net loss	536	657	519
Curtailment credit	-	(465)	-
Net periodic benefit cost	$551	$135	$602

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

	Non-Qualified		Qualified
(Dollars in thousands)	2014	2013	2014	2013

Additional Information

Accumulated benefit obligation	$1,397	$1,191	$23,764	$19,699
Increase in minimum liability included in other comprehensive income	$-	$-	$-	$-

Assumptions used in accounting for the defined benefit plans follow:

	Non-Qualified		Qualified
	2014	2013	2014	2013

Weighted Average Assumptions Used to Determine Benefit Obligations at Year-End

Discount rate	4.06%	4.86%	4.25%	5.11%
Expected long-term return on plan assets	n/a	n/a	5.28%	5.88%

Weighted Average Assumptions Used to Determine Net Period Benefit Cost for The Year

Discount rate	4.86%	3.98%	5.11%	4.34%
Expected long-term return on plan assets	n/a	n/a	5.88%	5.50%
Rate of compensation increase	n/a	3.50%	n/a	3.50%

	Qualified
	2014	2013

Asset Allocation

Actual Percentage of Plan Assets
Equity securities	19%	21%
Debt securities	77%	77%
Cash and equivalents	4%	2%
Total	100%	100%

Target Allocation
Equity securities	20%	20%
Debt securities	80%	80%
Total	100%	100%

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

Determination of Expected Long-Term Rate of Return
The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 6% to 9% over a full market cycle of 5-7 years, while cash and fixed income securities are expected to return 1% to 6%. Based on historical experience, the Pension Committee expects that the Plan’s asset managers will provide a premium of approximately 0.40% per annum to their respective market benchmark indices.

Cash Flows
The expected contribution to the Non-Qualified Plan for the year ending December 31, 2015 is $70,149. The Bank does not expect to make a Qualified Plan contribution in 2015.

The following benefit payments reflecting expected future service are expected to be paid as follows:

(Dollars in thousands)	Non- Qualified	Qualified

Fiscal Year Ending December 31,
2015	$70	$898
2016	70	939
2017	70	1,000
2018	70	1,050
2019	70	1,083
2020 – 2024	455	6,200

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

Matching contributions to the Bank’s defined contribution plan under Section 401(k) of the Internal Revenue Code were as follows for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Contributions to defined contribution plan	$215	$221	$209

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Deferred Compensation Plan – The Bank has adopted a non-qualified Directors and Officers Deferral Plan (the “D&O Plan”) under which designated executive officers and directors can defer compensation and board/committee meeting fees into the D&O Plan which contains certain investment elections approved by the Bank’s Compensation Committee and selected by the D&O Plan’s Participants, including the option to invest in the Company’s common stock. All D&O Plan Participants are 100% vested in their account balances at all times. Executive officers must first maximize their participation in the Bank’s qualified 401K Plan and can defer no less than five percent (5%) of compensation. No Participant may defer more than one hundred percent (100%) of fees and compensation. The Bank may, at its discretion, make matching contributions to the D&O Plan but has heretofore not elected to do so. The D&O Plan has been amended to comply with Section 409A of the Internal Revenue Code. The Bank’s assets under the D&O Plan equal its liabilities, which were $1,418,000 at December 31, 2014 and $1,375,000 at December 31, 2013.

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

At December 31, 2014, the remaining principal balance on the ESOP debt is payable as follows:

(Dollars in thousands)	Amount

Principal amounts due on December 31,
2015	$279
2016	288
2017	298
2018	307
2019	317
Thereafter	2,133
Total	$3,622

The Bank committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a trust until released for allocation to the participants, as principal and interest payments are made by the ESOP to the Company.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Shares held by the ESOP include the following:

	December 31,
(Dollars in thousands)	2014	2013

Allocated ESOP shares	70,124	38,737
ESOP shares committed to be released	31,387	31,387
Unallocated ESOP shares	345,253	376,640
Total ESOP shares	446,764	446,764

Fair value of unallocated ESOP shares	$7,423	$6,497

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP was as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

ESOP expense	$597	$529	$439

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

Share-based compensation expenses related to restricted stock and stock options recognized for the years ended December 31, 2014 and 2013 were $1.5 million and $1.0 million, respectively.

 ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The table below presents restricted stock award activity for the years ended December 31, 2014 and 2013:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2012	-	$-
Granted	223,382	15.71
Vested	-	-
Forfeited	-	-
Unvested restricted shares at December 31, 2013	223,382	15.71
Granted	3,600	17.51
Vested	(61,476)	15.71
Forfeited	(3,600)	15.71
Unvested restricted shares at December 31, 2014	161,906	$15.75

At December 31, 2014, unrecognized compensation expense adjusted for expected forfeitures was $1.8 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 3.13 years at December 31, 2014.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The table below presents stock option award activity for the years ended December 31, 2014: and 2013:

(Dollars in thousands, except per share data)	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	558,455	-	$-
Granted	(467,000)	467,000	15.71	10.00
Exercised	-	-	-
Forfeited	8,000	(8,000)	15.71
Expired	-	-	-
Outstanding at December 31, 2013	99,455	459,000	15.71	9.10	$706
Granted	(45,500)	45,500	18.85
Exercised	-	(1,600)	15.71
Forfeited	6,400	(6,400)	15.71
Expired	-	-	-
Outstanding at December 31, 2014	60,355	496,500	$16.00	7.61	$2,731

Options exercisable at December 31, 2014		123,000	$15.71	5.60	$712

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013

Fair value per option award	$6.00	$4.79
Expected life in years	6.5 years	6.5 years
Expected stock price volatility	26.89%	27.54%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.05%	1.26%
Expected forfeiture rate	4.91%	5.63%

At December 31, 2014, the Company had $1.3 million of unrecognized compensation expense, adjusted for expected forfeitures, related to stock options.  The period over which compensation cost related to unvested stock options was 3.34 years at December 31, 2014.  There were 123,000 options vested and exercisable at December 31, 2014.

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	December 31,
(Dollars in thousands)	2014	2013

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$149,590	$127,411
Commitments under standby letters of credit	36	76
Total	$149,626	$127,487

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)	December 31, 2014

2015	$362
2016	362
2017	161
2018	61
2019	60
Thereafter	430
Total	$1,436

Total rental expense related to operating leases follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Rental expense	$362	$362	$361

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

Litigation - The Bank is periodically involved in legal actions in the normal course of business. The Bank is not a party to any pending legal proceedings that, after review with its legal counsel, the Bank’s management believes would have a material adverse effect on the Bank's financial condition, results of operations, or cash flows.

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013 and an additional $250,000 during 2014.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of December 31, 2014 and December 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total Carrying Amount In Balance Sheet
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

December 31, 2014

Financial assets:
Cash and cash equivalents	$56,858	$-	$-	$56,858	$56,858
Securities available for sale	746	140,716	-	141,462	141,462
Securities held to maturity	-	4,363	-	4,363	3,999
Investments in FHLB stock	-	-	2,902	2,902	2,902
Loans held for sale	-	5,350	-	5,350	5,237
Loans receivable, net	-	-	516,752	516,752	515,871
Accrued interest receivable	-	-	2,230	2,230	2,230
Deferred compensation assets	1,418	-	-	1,418	1,418

Financial liabilities:
Demand deposits	-	-	449,286	449,286	449,286
Time deposits	-	-	153,994	153,994	154,093
Repurchase agreements	-	-	653	653	660
Federal Home Loan Bank Advances	-	-	53,382	53,382	50,000
Deferred compensation liabilities	1,418	-	-	1,418	1,418
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total Carrying Amount In Balance Sheet
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

December 31, 2013

Financial assets:
Cash and cash equivalents	$52,791	$-	$-	$52,791	$52,791
Securities available for sale	713	184,616	-	185,329	185,329
Securities held to maturity	-	4,532	-	4,532	4,241
Investments in FHLB stock	-	-	3,131	3,131	3,131
Loans held for sale	-	4,204	-	4,204	4,142
Loans receivable, net	-	-	443,211	443,211	441,927
Accrued interest receivable	-	-	2,527	2,527	2,527
Deferred compensation assets	1,375	-	-	1,375	1,375

Financial liabilities:
Demand deposits	-	-	405,722	405,722	405,722
Time deposits	-	-	167,255	167,255	167,064
Repurchase agreements	-	-	783	783	787
Federal Home Loan Bank Advances	-	-	54,715	54,715	50,000
Deferred compensation liabilities	1,375	-	-	1,375	1,375
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2014 and December 31, 2013.

(Dollars in thousands)	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

December 31, 2014

Securities available for sale:
U.S. GSE and agency securities	$-	$2,138	$-	$2,138	$2,138
Asset-backed SBA securities	-	28,465	-	28,465	28,465
Residential mortgage-backed securities issued by GSE’s	-	67,421	-	67,421	67,421
State and local government securities	-	42,692	-	42,692	42,692
Mutual funds	746	-	-	746	746
Total	$746	$140,716	$-	$141,462	$141,462

Defined benefit plan assets:
Cash and cash equivalents	$489	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	14,166	-	-
Equity security mutual funds	3,553	-	-
Total	$18,353	$-	$-

December 31, 2013

Securities available for sale:
U.S. GSE and agency securities	$-	$3,449	$-	$3,449	$3,449
Asset-backed SBA securities	-	29,652	-	29,652	29,652
Residential mortgage-backed securities issued by GSE’s	-	98,886	-	98,886	98,886
State and local government securities	-	52,629	-	52,629	52,629
Mutual funds	713	-	-	713	713
Total	$713	$184,616	$-	$185,329	$185,329

Defined benefit plan assets:
Cash and cash equivalents	$275	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	13,037	-	-
Equity security mutual funds	3,554	-	-
Total	$17,011	$-	$-

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

(Dollars in thousands)	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

December 31, 2014

Impaired loans	$-	$-	$1,847	$1,847	$1,847
Foreclosed properties	-	-	4,341	4,341	4,341

December 31, 2013

Impaired loans	$-	$-	$4,192	$4,192	$4,192
Foreclosed properties	-	-	6,044	6,044	6,044

(1)	Properties recorded at cost and not market are excluded.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

December 31, 2014

Impaired loans	$1,847	Discounted appraisals (2)	Collateral discounts (3)	6%-35% (13%)
Foreclosed properties	4,341	Discounted appraisals (2)	Collateral discounts (3)	0%-40% (9%)

December 31, 2013

Impaired loans	$4,192	Discounted appraisals (2)	Collateral discounts (3)	5%-35% (15%)
Foreclosed properties	6,044	Discounted appraisals (2)	Collateral discounts (3)	0%-38% (10%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following financial information pertains to ASB Bancorp, Inc. (parent company only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2014	2013

Assets
Cash on deposit with bank subsidiary	$911	$551
Interest-earning deposits with other financial institutions	2,313	4,969
Total cash and cash equivalents	3,224	5,520
Securities available for sale at fair value	-	4,176
ESOP loan receivable	3,621	3,892
Investment in bank subsidiary	87,242	87,279
Other assets	376	256
Total assets	$94,463	$101,123

Liabilities and Shareholders’ Equity
Other liabilities	$66	$35
Total liabilities	66	35
Total shareholders’ equity	94,397	101,088
Total liabilities and shareholders’ equity	$94,463	$101,123

Condensed Statements of Net Income
	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Dividend distributions from bank subsidiary	$5,000	$-	$-
Other interest and dividend income	150	246	304
Other noninterest income	(5)	4	-
Total income	5,145	250	304
Noninterest expenses	566	517	516
Total expenses	566	517	516
Income (loss) before income taxes and equity in income of bank subsidiary net of dividend distributions	4,579	(267)	(212)
Income tax benefit	(143)	(91)	(72)
Net income (loss) before equity in income of bank subsidiary net of dividend distributions	4,722	(176)	(140)
Equity in income of bank subsidiary net of dividend distributions	(2,233)	1,630	1,002
Net income	$2,489	$1,454	$862

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Operating Activities
Net income	$2,489	$1,454	$862
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of bank subsidiary net of dividend distributions	2,233	(1,630)	(1,002)
Net amortization of premiums on securities	32	121	133
Loss (gain) on sale of securities	5	(4)	-
Decrease (increase) in income tax receivable	144	(90)	(72)
Decrease (increase) in interest receivable	13	16	(25)
Net change in other assets and liabilities	(257)	(22)	49
Net cash provided by (used in) operating activities	4,659	(155)	(55)

Investing Activities
Securities available for sale:
Purchases	-	-	(7,615)
Proceeds from sales	3,755	1,101	-
Principal repayments on mortgage-backed and asset-backed securities	412	2,088	2,065
ESOP principal payments received	271	262	253
Net cash provided by (used in) investing activities	4,438	3,451	(5,297)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	25	-	-
Proceeds from bank subsidiary for stock-based compensation expense	1,484	1,026	-
Equity incentive plan shares purchased	-	-	(3,601)
Common stock repurchased	(12,902)	(9,144)	-
Net cash used in financing activities	(11,393)	(8,118)	(3,601)

Net decrease in cash and cash equivalents	(2,296)	(4,822)	(8,953)

Cash and cash equivalents:
Beginning of period	5,520	10,342	19,295
End of period	$3,224	$5,520	$10,342

SUPPLEMENTAL DISCLOSURES:
Non-cash investing and financing transactions:
Change in unrealized gain on securities available for sale	$28	$(90)	$79
Change in deferred income taxes resulting from other comprehensive income	(11)	35	(32)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited condensed statements of income (loss) for each of the quarters are summarized below for the periods indicated.

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Interest and dividend income	$6,117	$5,873	$5,771	$5,741
Interest expense	877	886	886	887
Net interest income	5,240	4,987	4,885	4,854
Provision for (recovery of) loan losses	220	240	(1,390)	(68)
Net interest income after provision for (recovery of) loan losses	5,020	4,747	6,275	4,922
Noninterest income	1,681	1,642	1,554	1,456
Noninterest expenses	5,714	5,624	6,350	5,860
Income before income tax provision	987	765	1,479	518
Income tax provision	345	263	538	114
Net income	$642	$502	$941	$404

Net income per common share – Basic	$0.16	$0.13	$0.22	$0.09
Net income per common share – Diluted	$0.17	$0.12	$0.21	$0.09

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013

Interest and dividend income	$5,776	$5,751	$5,679	$5,746
Interest expense	957	1,021	1,099	1,117
Net interest income	4,819	4,730	4,580	4,629
Provision for (recovery of) loan losses	54	(863)	16	112
Net interest income after provision for (recovery of) loan losses	4,765	5,593	4,564	4,517
Noninterest income	1,756	1,868	2,522	1,888
Noninterest expenses	6,030	6,503	7,541	5,320
Income (loss) before income tax provision (benefit)	491	958	(455)	1,085
Income tax provision (benefit)	131	398	(249)	345
Net income (loss)	$360	$560	$(206)	$740

Net income (loss) per common share – Basic	$0.08	$0.12	$(0.04)	$0.15
Net income (loss) per common share – Diluted	$0.08	$0.12	$(0.04)	$0.15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended December 31, 2014.  In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of ASB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  ASB Bancorp, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management assessed the effectiveness of the  Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, ASB Bancorp, Inc.’s management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ASB Bancorp, Inc. and Subsidiary

We have audited the internal control over financial reporting of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ASB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway  Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ASB Bancorp, Inc. and Subsidiary as of and for the year ended December 31, 2014, and our report, dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

 /s/ DIXON HUGHES GOODMAN LLP
Asheville, North Carolina
March 13, 2015

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, this information is contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

In response to this Item, this information is contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2014 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Equity Compensation Plan Information

Plan Category	Number Of securities To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a) (c)

Equity compensation plans approved by security holders	496,500	$16.00	60,355
Equity compensation plans not approved by security holders	–	N/A	–
Total	496,500	$16.00	60,355

The remaining information required by Part III, Item 12 of Form 10-K is contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, this information is contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

In response to this Item, this information is contained in our Proxy Statement for the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)
3.2	Bylaws of ASB Bancorp, Inc. (1)
3.3	Amendment of the Bylaws of ASB Bancorp, Inc., adopted September 15, 2014 (7)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)
10.1	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)
10.2	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)
10.3	Employment Agreement, dated as of October 18, 2011, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)
10.4	Employment Agreement, dated as of December 18, 2012, by and between Asheville Savings Bank, S.S.B. and Vikki D. Bailey * (5)
10.5	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (3)
10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan * (3)
10.7	ASB Bancorp, Inc. 2012 Equity Incentive Plan * (4)
10.8
Stock Repurchase Agreement with Stilwell Value Partners II, L.P., Stilwell Value Partners V, L.P., Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Associates, L.P., and Stilwell Partners, L.P. (6)

21.0	Subsidiaries of ASB Bancorp, Inc.
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language):

(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.
(4)	Incorporated herein by reference to Appendix A to ASB Bancorp, Inc.’s definitive proxy statement on Form DEF14A filed with the Securities and Exchange Commission on April 12, 2012.
(5)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012.
(6)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the SEC on July 22, 2014.
(7)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the SEC on September 19, 2014.

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

Name	Title	Date

/s/ SUZANNE S. DEFERIE	President and Chief Executive Officer	March 13, 2015
Suzanne S. DeFerie	(Principal Executive Officer)

/s/ KIRBY A. TYNDALL	Executive Vice President and	March 13, 2015
Kirby A. Tyndall	Chief Financial Officer
(Principal Financial and Accounting
Officer)

/s/ PATRICIA S. SMITH	Chairman of the	March 13, 2015
Patricia S. Smith	Board of Directors

/s/ JOHN B. GOULD	Vice Chairman of the	March 13, 2015
John B. Gould	Board of Directors

/s/ JOHN B. DICKSON	Director	March 13, 2015
John B. Dickson

/s/ LESLIE D. GREEN	Director	March 13, 2015
Leslie D. Green

/s/ KENNETH E. HORNOWSKI	Director	March 13, 2015
Kenneth E. Hornowski

/s/ STEPHEN P. MILLER	Director	March 13, 2015
Stephen P. Miller

/s/ ALISON J. SMITH	Director	March 13, 2015
Alison J. Smith

/s/ WYATT S. STEVENS	Director	March 13, 2015
Wyatt S. Stevens