Form 10-Q
period 2015-03-31
ASB Bancorp Inc
filed 2015-05-08
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
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

There were 4,378,411 shares of Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2015.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	March 31, 2015	December 31, 2014*

Assets
Cash and due from banks	$8,496	$9,045
Interest-earning deposits with banks	51,565	47,813
Total cash and cash equivalents	60,061	56,858

Securities available for sale (amortized cost of $128,164 at March 31, 2015 and $141,266 at December 31, 2014)	129,171	141,462
Securities held to maturity (estimated fair value of $4,309 at March 31, 2015 and $4,363 at December 31, 2014)	3,947	3,999
Investment in Federal Home Loan Bank stock, at cost	2,807	2,902
Loans held for sale	6,606	5,237
Loans receivable (net of deferred loan fees of $676 at March 31, 2015 and $706 at December 31, 2014)	541,706	521,820
Allowance for loan losses	(6,042)	(5,949)
Loans receivable, net	535,664	515,871

Premises and equipment, net	11,852	11,932
Foreclosed real estate	9,383	8,814
Deferred income tax assets, net	5,138	5,588
Other assets	9,791	7,387

Total assets	$774,420	$760,050

Liabilities
Noninterest-bearing deposits	$102,753	$97,450
Interest-bearing deposits	509,534	505,929
Total deposits	612,287	603,379
Overnight and short-term borrowings	988	660
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	15,137	11,614

Total liabilities	678,412	665,653

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 4,378,411 shares issued at March 31, 2015 and December 31, 2014	44	44
Additional paid-in capital	33,802	34,047
Retained earnings	73,135	72,513
Accumulated other comprehensive loss, net of tax	(5,295)	(5,802)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,375)	(3,452)
Unearned equity incentive plan shares	(1,960)	(2,610)
Stock-based deferral plan shares	(343)	(343)

Total shareholders’ equity	96,008	94,397

Total liabilities and shareholders’ equity	$774,420	$760,050

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2015	2014

Interest and dividend income
Loans, including fees	$5,521	$4,922
Securities	568	736
Other earning assets	65	83

Total interest and dividend income	6,154	5,741

Interest expense
Deposits	377	403
Federal Home Loan Bank advances	484	484

Total interest expense	861	887

Net interest income	5,293	4,854

Provision for (recovery of) loan losses	194	(68)

Net interest income after provision for (recovery of) loan losses	5,099	4,922

Noninterest income
Mortgage banking income	355	220
Deposit and other service charge income	583	586
Income from debit card services	420	374
Gain on sale of investment securities	56	114
Other noninterest income	196	162

Total noninterest income	1,610	1,456

Noninterest expenses
Salaries and employee benefits	3,344	3,298
Occupancy expense, net	468	487
Foreclosed property expenses	66	150
Data processing fees	577	648
Federal deposit insurance premiums	125	133
Advertising	114	101
Professional and outside services	200	178
Other noninterest expenses	878	865

Total noninterest expenses	5,772	5,860

Income before income tax provision	937	518

Income tax provision	315	114

Net income	$622	$404

Net income per common share – Basic	$0.16	$0.09
Net income per common share – Diluted	$0.16	$0.09

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Comprehensive Income
Net income	$622	$404
Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	(56)	(114)
Deferred income tax benefit	21	43
Gains arising during the period	867	2,277
Deferred income tax expense	(325)	(856)
Unrealized holding gains adjustment, net of tax	507	1,350

Defined Benefit Pension Plans:
Net periodic pension cost	194	141
Net pension loss	(194)	(141)

Total other comprehensive income	507	1,350

Comprehensive income	$1,129	$1,754

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Three Months Ended March 31, 2015

Common stock
December 31, 2014	$44
March 31, 2015	$44

Additional paid-in capital
December 31, 2014	$34,047
ESOP shares allocated	81
Stock-based compensation expense	324
Vesting of restricted stock	(650)
March 31, 2015	$33,802

Retained earnings
December 31, 2014	$72,513
Net income	622
March 31, 2015	$73,135

Accumulated other comprehensive income (loss), net of tax
December 31, 2014	$(5,802)
Other comprehensive income	507
March 31, 2015	$(5,295)

Unearned ESOP shares
December 31, 2014	$(3,452)
ESOP shares allocated	77
March 31, 2015	$(3,375)

Unearned equity incentive plan shares
December 31, 2014	$(2,610)
Vesting of restricted stock	650
March 31, 2015	$(1,960)

Stock-based deferral plan shares
December 31, 2014	$(343)
March 31, 2015	$(343)

Total shareholders’ equity
December 31, 2014	$94,397
Net income	622
Other comprehensive income	507
ESOP shares allocated	158
Stock-based compensation expense	324
March 31, 2015	$96,008

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

Operating Activities
Net income	$622	$404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	194	(68)
Provision for losses on foreclosed properties	-	19
Depreciation	214	234
Loss (gain) on sale of foreclosed real estate	(2)	25
Deferred income tax expense	146	78
Net amortization of premiums on securities	671	949
Gain on sale of investment securities	(56)	(114)
Net accretion of deferred fees on loans	(31)	(19)
Mortgage loans originated for sale	(17,024)	(9,983)
Proceeds from sale of mortgage loans	16,010	11,269
Gain on sale of mortgage loans	(355)	(220)
ESOP compensation expense	158	136
Stock-based compensation expense	265	277
Excess tax benefits from equity awards	(59)	(26)
Decrease in income tax receivable	182	52
Decrease in interest receivable	73	370
Net change in other assets and liabilities	923	1,296

Net cash provided by operating activities	1,931	4,679

Investing Activities
Purchases of securities available for sale	(8,764)	(4)
Proceeds from sales of securities available for sale	18,535	29,905
Principal repayments on mortgage-backed and asset-backed securities	2,768	4,961
Redemption of FHLB stock	95	229
Net increase in loans receivable	(20,701)	(6,383)
Additions to foreclosed real estate	-	(263)
Net proceeds from sales of foreclosed real estate	178	993
Purchases of premises and equipment	(134)	(56)

Net cash provided by (used in) investing activities	(8,023)	29,382

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2015	2014

Financing Activities
Net increase in deposits	$8,908	$12,966
Net proceeds from repurchase agreements	-	44
Net proceeds from overnight and short-term borrowings	328	-
Excess tax benefits from equity awards	59	26
Common stock repurchased	-	(1,334)

Net cash provided by financing activities	9,295	11,702

Net increase in cash and cash equivalents	3,203	45,763
Cash and cash equivalents at beginning of period	56,858	52,791

Cash and cash equivalents at end of period	$60,061	$98,554

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest on deposits, advances and other borrowings	$862	$898

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$745	$152
Net unsettled security purchases (sales)	219	623
Increase in unrealized gains and losses on securities available for sale	867	2,163
Decrease in deferred income taxes resulting from other comprehensive income	(304)	(813)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31,  2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.  These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period.

Organization – ASB Bancorp, Inc. (the “Parent” or the “Company”) was incorporated on May 12, 2011 by Asheville Savings Bank, S.S.B. (the “Bank”) to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization.

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

Interest income includes amortization of purchase premiums and discounts. Realized gains and losses are derived from the amortized cost of the security sold. Declines in the fair value of held to maturity and available for sale debt securities below their cost that are deemed to be other than temporary because of credit risk impairment are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other factors, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) the intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value, and (iv) whether it is more likely than not that the Company will be required to sell the investment prior to a recovery.

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

Revolving Mortgage loans are open-end or revolving lines of credit that borrowers may repay and borrow multiple times during the life of the loan and are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Bank’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. In addition, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines since origination.

Consumer loans are often closed-end whereby the loan is fully disbursed when the loan closes and is repaid according to agreed upon specified dates.  Consumer loans include loans secured by personal property such as automobiles, marketable securities, other titled recreational vehicles including boats and motorcycles, as well as unsecured consumer debt. The value of underlying collateral within this class is especially volatile due to potential rapid depreciation in values since date of loan origination in excess of principal repayment.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended March 31, 2015

Unrealized gain on securities	$124	$542	$(35)	$507	$631
Benefit plan liability	(5,926)	(122)	122	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(5,802)	$420	$87	$507	$(5,295)

Three Months Ended March 31, 2014

Unrealized loss on securities	$(2,952)	$1,421	$(71)	$1,350	$(1,602)
Benefit plan liability	(4,421)	(88)	88	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$1,333	$17	$1,350	$(6,023)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Reclassification of securities gains recognized in net income	$(56)	$(114)	Gain on sale of investment securities
Deferred income tax expense	21	43	Income tax provision
Total reclassifications for the period	$(35)	$(71)	Net of tax

Net periodic pension benefit	$194	$141	Salaries and employee benefits
Deferred income tax expense	(72)	(53)	Income tax provision
Total reclassifications for the period	$122	$88	Net of tax

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

Unallocated ESOP shares are not considered outstanding (including for the calculation of net income per common share as discussed below) and are shown as a reduction of shareholders’ equity. Dividends on unallocated ESOP shares, if paid, are considered to be compensation expense. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. The fair value of the annual share allocations is recorded on a monthly basis with fair value determined by calculating the average closing stock price for each day during the month. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the difference is recognized in shareholders’ equity. The Company recognizes a tax deduction equal to the cost of the shares released. Because the ESOP is internally leveraged through a loan from the Parent to the ESOP, the loan receivable by the Parent from the ESOP is not reported as an asset nor is the debt of the ESOP shown as a liability in the consolidated financial statements.

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during the first quarter of 2015.  The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2015	2014

Numerator:
Net income	$622	$404

Denominator:
Weighted average common shares outstanding	4,378,411	5,029,651
Less: Weighted average unvested restricted shares	(137,609)	(195,360)
Less: Weighted average unallocated ESOP shares	(341,383)	(372,770)
Weighted average common shares used to compute net income per common share – Basic	3,899,419	4,461,521
Add: Effect of dilutive securities	76,467	32,096
Weighted average common shares used to compute net income per common share – Diluted	3,975,886	4,493,617

Net income per common share – Basic	$0.16	$0.09
Net income per common share – Diluted	$0.16	$0.09

For the three months ended March 31, 2015, options to purchase 453,159 shares of common stock and 88,484 restricted stock shares were excluded from the computation of net income per common share because their effect would be anti-dilutive. For the three months ended March 31, 2014, options to purchase 468,048 shares of common stock and 147,162 restricted stock shares were excluded from the computation of net income per common share because their effect would be anti-dilutive.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ASU 2014-04 – In January, 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure, amendments to Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40).  The amendments address the reclassification of consumer mortgage loans collateralized by residential real estate upon foreclosure and clarify the criteria for concluding that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan.  The amendments also outline interim and annual disclosure requirements.  ASU 2014-04 is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2014.  A modified retrospective transition method or a prospective transition method when adopting this update are allowed.  Early adoption is permitted.  The adoption added a disclosure of the amount of residential real estate in process of foreclosure and the amount of foreclosed residential real estate property included in foreclosed real estate at period end.  The new guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update ASU 2014-09 – In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which creates FASB Accounting Standards Codification (FASB ASC) Topic 606, Revenue Recognition Standard and FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The standards updates affect all entities that have contracts with customers, except for certain items, which include leases accounted for under FASB ASC Topic 840, Leases; insurance contracts accounted for under FASB ASC Topic 944, Financial Services – Insurance; and most financial instruments, and guarantees (other than product warranties). The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt ASU 2014-09 for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter.  All entities will be required to apply the standard retrospectively, either using a full retrospective or a modified retrospective approach.  Early adoption is not permitted for public entities.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements; however, if the Company chooses a full retrospective approach, the adoption will require a restatement for 2015 and 2016 to show comparative financial statements with a cumulative adjustment as of January 1, 2015 to disclose revenue and the direct effects of change in accounting principle.  On April 29, 2015, the FASB issued a proposed accounting standards update to defer for one year the effective date of ASU 2014-09 for public and nonpublic entities reporting under U.S. GAAP and to permit entities to early adopt the standard as of ASU 2014-09's original effective date.

Accounting Standards Update ASU 2015-02 – In February, 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis.  The amendments affect business entities that are required to evaluate whether they should consolidate certain legal entities.  For public entities, the amendments in ASU 2015-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption, including adoption in an interim period, is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company's consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2015

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,164	$-	$(7)	$2,157
Asset-backed securities issued by the Small Business Administration (SBA)	29,305	418	(20)	29,703
Residential mortgage-backed securities issued by GSE’s (1)	53,366	491	(161)	53,696
State and local government securities due -
After 5 years but within 10 years	8,074	124	(5)	8,193
After 10 years	34,508	323	(166)	34,665
Mutual funds	747	10	-	757
Total	$128,164	$1,366	$(359)	$129,171

December 31, 2014

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$1,037	$-	$(11)	$1,026
After 5 years but within 10 years	1,136	-	(24)	1,112
Asset-backed securities issued by the Small Business Administration (SBA)	28,139	354	(28)	28,465
Residential mortgage-backed securities issued by GSE’s (1)	67,675	189	(443)	67,421
State and local government securities due -
After 5 years but within 10 years	9,850	98	(31)	9,917
After 10 years	32,685	278	(188)	32,775
Mutual funds	744	2	-	746
Total	$141,266	$921	$(725)	$141,462

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2015 and December 31, 2014 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2015

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,034	$74	$-	$1,108
Residential mortgage-backed securities issued by GSE’s (1)	483	37	-	520
State and local government securities due -
After 5 years but within 10 years	962	100	-	1,062
After 10 years	1,468	151	-	1,619
Total	$3,947	$362	$-	$4,309

December 31, 2014

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,038	$73	$-	$1,111
Residential mortgage-backed securities issued by GSE’s (1)	532	40	-	572
State and local government securities due -
After 5 years but within 10 years	961	98	-	1,059
After 10 years	1,468	153	-	1,621
Total	$3,999	$364	$-	$4,363

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2015 and December 31, 2014 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2015 and December 31, 2014. The total number of securities with unrealized losses at March 31, 2015 and December 31, 2014 were 30 and 46, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss.. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	March 31, 2015
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$1,032	$(2)	$1,125	$(5)	$2,157	$(7)
Asset-backed SBA	-	-	2,078	(20)	2,078	(20)
Residential mortgage-backed GSE (1)	1,972	(1)	16,620	(160)	18,592	(161)
State and local government	9,969	(59)	3,418	(112)	13,387	(171)
Total temporarily impaired securities	$12,973	$(62)	$23,241	$(297)	$36,214	$(359)

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2015 and December 31, 2014 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

	December 31, 2014
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$-	$-	$2,138	$(35)	$2,138	$(35)
Asset-backed SBA	1,006	(1)	2,158	(27)	3,164	(28)
Residential mortgage-backed GSE (1)	5,579	(13)	27,089	(430)	32,668	(443)
State and local government	1,867	(16)	13,541	(203)	15,408	(219)
Total temporarily impaired securities	$8,452	$(30)	$44,926	$(695)	$53,378	$(725)

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2015 and December 31, 2014 or during the three- and twelve-month periods, respectively, then ended.

Investment securities pledged as collateral follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Pledged to Federal Reserve Discount Window	$15,744	$3,745
Pledged to repurchase agreements for commercial customers	1,451	1,137

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

Interest income from taxable securities	$305	$387
Interest income from tax-exempt securities	263	349
Total interest income from securities	$568	$736

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

Proceeds from sales of securities	$18,535	$29,905
Gross realized gains from sales of securities	124	226
Gross realized losses from sales of securities	(68)	(112)

3.	LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Commercial:
Commercial construction and land development	$25,043	$21,661
Commercial mortgage	207,736	201,316
Commercial and industrial	16,622	15,872
Total commercial	249,401	238,849
Non-commercial:
Non-commercial construction and land development	13,100	14,781
Residential mortgage	175,411	172,163
Revolving mortgage	59,241	56,370
Consumer	45,229	40,363
Total non-commercial	292,981	283,677
Total loans receivable	542,382	522,526
Less: Deferred loan fees	(676)	(706)
Total loans receivable net of deferred loan fees	541,706	521,820
Less: Allowance for loan losses	(6,042)	(5,949)
Loans receivable, net	$535,664	$515,871

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

March 31, 2015

Commercial:
Commercial construction and land development	$24,890	$153	$-	$-	$-	$25,043
Commercial mortgage	191,418	14,825	1,493	-	-	207,736
Commercial and industrial	15,622	726	274	-	-	16,622
Total commercial	231,930	15,704	1,767	-	-	249,401
Non-commercial:
Non-commercial construction and land development	13,100	-	-	-	-	13,100
Residential mortgage	166,326	6,926	2,159	-	-	175,411
Revolving mortgage	55,611	3,043	587	-	-	59,241
Consumer	44,901	248	80	-	-	45,229
Total non-commercial	279,938	10,217	2,826	-	-	292,981
Total loans receivable	$511,868	$25,921	$4,593	$-	$-	$542,382

December 31, 2014

Commercial:
Commercial construction and land development	$21,336	$323	$2	$-	$-	$21,661
Commercial mortgage	184,992	14,809	1,515	-	-	201,316
Commercial and industrial	14,628	873	371	-	-	15,872
Total commercial	220,956	16,005	1,888	-	-	238,849
Non-commercial:
Non-commercial construction and land development	14,781	-	-	-	-	14,781
Residential mortgage	161,859	8,544	1,760	-	-	172,163
Revolving mortgage	52,700	3,119	551	-	-	56,370
Consumer	39,965	294	104	-	-	40,363
Total non-commercial	269,305	11,957	2,415	-	-	283,677
Total loans receivable	$490,261	$27,962	$4,303	$-	$-	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

March 31, 2015

Commercial:
Commercial construction and land development	$-	$-	$-	$25,043	$25,043
Commercial mortgage	521	-	521	207,215	207,736
Commercial and industrial	3	34	37	16,585	16,622
Total commercial	524	34	558	248,843	249,401
Non-commercial:
Non-commercial construction and land development	-	-	-	13,100	13,100
Residential mortgage	7	367	374	175,037	175,411
Revolving mortgage	214	178	392	58,849	59,241
Consumer	144	-	144	45,085	45,229
Total non-commercial	365	545	910	292,071	292,981
Total loans receivable	$889	$579	$1,468	$540,914	$542,382

December 31, 2014

Commercial:
Commercial construction and land development	$-	$-	$-	$21,661	$21,661
Commercial mortgage	532	-	532	200,784	201,316
Commercial and industrial	-	43	43	15,829	15,872
Total commercial	532	43	575	238,274	238,849
Non-commercial:
Non-commercial construction and land development	-	-	-	14,781	14,781
Residential mortgage	576	1,226	1,802	170,361	172,163
Revolving mortgage	396	141	537	55,833	56,370
Consumer	227	1	228	40,135	40,363
Total non-commercial	1,199	1,368	2,567	281,110	283,677
Total loans receivable	$1,731	$1,411	$3,142	$519,384	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial mortgage	$863	$-	$881	$-
Commercial and industrial	274	-	221	-
Total commercial	1,137	-	1,102	-
Non-commercial:
Residential mortgage	1,554	-	1,354	-
Revolving mortgage	367	-	230	-
Consumer	1	-	2	-
Total non-commercial	1,922	-	1,586	-
Total loans receivable	$3,059	$-	$2,688	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $15.2 million at March 31, 2015 and $14.9 million at December 31, 2014.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended March 31, 2015
(Dollars in thousands)	Commercial	Non- Commercial	Total

Balance at beginning of period	$3,409	$2,540	$5,949
Provision for (recovery of) loan losses	(4)	198	194
Charge-offs	(79)	(173)	(252)
Recoveries	103	48	151
Balance at end of period	$3,429	$2,613	$6,042

	Three Months Ended March 31, 2014
(Dollars in thousands)	Commercial	Non- Commercial	Total

Balance at beginning of period	$4,560	$2,747	$7,307
Provision for (recovery of) loan losses	47	(115)	(68)
Charge-offs	-	(94)	(94)
Recoveries	2	42	44
Balance at end of period	$4,609	$2,580	$7,189

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

March 31, 2015

Commercial:
Commercial construction and land development	$-	$279	$279	$-	$25,043	$25,043
Commercial mortgage	52	2,889	2,941	3,933	203,803	207,736
Commercial and industrial	21	188	209	297	16,325	16,622
Total commercial	73	3,356	3,429	4,230	245,171	249,401
Non-commercial:
Non-commercial construction and land development	-	103	103	-	13,100	13,100
Residential mortgage	153	1,018	1,171	3,390	172,021	175,411
Revolving mortgage	88	712	800	358	58,883	59,241
Consumer	-	539	539	-	45,229	45,229
Total non-commercial	241	2,372	2,613	3,748	289,233	292,981
Total loans receivable	$314	$5,728	$6,042	$7,978	$534,404	$542,382

December 31, 2014

Commercial:
Commercial construction and land development	$-	$303	$303	$-	$21,661	$21,661
Commercial mortgage	67	2,796	2,863	3,976	197,340	201,316
Commercial and industrial	98	145	243	394	15,478	15,872
Total commercial	165	3,244	3,409	4,370	234,479	238,849
Non-commercial:
Non-commercial construction and land development	-	116	116	-	14,781	14,781
Residential mortgage	160	969	1,129	3,023	169,140	172,163
Revolving mortgage	135	675	810	370	56,000	56,370
Consumer	-	485	485	-	40,363	40,363
Total non-commercial	295	2,245	2,540	3,393	280,284	283,677
Total loans receivable	$460	$5,489	$5,949	$7,763	$514,763	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

March 31, 2015

Commercial:
Commercial mortgage	$4,020	$3,411	$522	$3,933	$52
Commercial and industrial	761	148	149	297	21
Total commercial	4,781	3,559	671	4,230	73
Non-commercial:
Residential mortgage	3,389	2,627	763	3,390	153
Revolving mortgage	414	154	204	358	88
Total non-commercial	3,803	2,781	967	3,748	241
Total impaired loans	$8,584	$6,340	$1,638	$7,978	$314

December 31, 2014

Commercial:
Commercial mortgage	$4,050	$3,444	$532	$3,976	$67
Commercial and industrial	779	328	66	394	98
Total commercial	4,829	3,772	598	4,370	165
Non-commercial:
Residential mortgage	3,062	2,298	725	3,023	160
Revolving mortgage	414	267	103	370	135
Total non-commercial	3,476	2,565	828	3,393	295
Total impaired loans	$8,305	$6,337	$1,426	$7,763	$460

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$-	$-	$91	$1
Commercial mortgage	3,945	33	4,084	42
Commercial and industrial	354	1	293	2
Total commercial	4,299	34	4,468	45
Non-commercial:
Residential mortgage	2,882	24	2,932	25
Revolving mortgage	356	-	333	-
Total non-commercial	3,238	24	3,265	25
Total loans receivable	$7,537	$58	$7,733	$70

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. There were two restructured loans by the Bank during the three months ended March 31, 2015.  The Bank extended the payment terms on one loan and reduced the interest rate below market levels on one loan during the three months ended March 31, 2015.  The Bank restructured three loans during the three months ended March 31, 2014. The Bank extended payment terms on two loans and reduced the interest rate below market levels on one loan during the three months ended March 31, 2014

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial mortgage	-	$-	$-	1	$562	$562
Commercial and industrial	1	153	153	-	-	-
Total commercial	1	153	153	1	562	562
Total loans modified with below market interest rate	1	153	153	1	562	562

Extended payment terms

Non-commercial:
Residential mortgage	1	29	42	2	67	93
Total non-commercial	1	29	42	2	67	93
Total loans modified with extended payment terms	1	29	42	2	67	93

Total loans modified	2	$182	$195	3	$629	$655

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the  three months ended March 31, 2015 and March 31, 2014.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s loans that were considered to be troubled debt restructurings follow:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Nonperforming restructured loans	$1,104	$1,018
Performing restructured loans	4,763	4,804
Total	$5,867	$5,822

As of March 31, 2015, the Bank had $66,000 of residential real estate loans in the process of foreclosure and $766,000 of foreclosed residential real estate property included in foreclosed real estate.

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

Net periodic cost (benefit) related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$14	$13
Amortization of net loss	14	6
Net periodic pension cost	$28	$19

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$246	$249
Expected return on plan assets	(235)	(245)
Amortization of net loss	180	135
Net periodic pension cost	$191	$139

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

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

Shares held by the ESOP include the following:

March 31, 2015

Allocated ESOP shares, December 31, 2014	98,624
ESOP shares committed to be released during 2014	-
ESOP shares committed to be released during the period	7,739
ESOP shares distributed during the period	-
Unallocated ESOP shares	337,514
Total ESOP shares	443,877

Fair value of unallocated ESOP shares (dollars in thousands)	$6,919

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

ESOP expense	$158	$136

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

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

Shares of common stock granted under the 2012 Equity Incentive Plan may be issued from authorized but unissued shares or, in the case of restricted stock awards, may be awarded with shares purchased on the open market.  During 2012, the Company purchased the 223,382 shares of its common stock in the open market at a total cost of $3.6 million, or an average of $16.12 per share, through an independent trustee to fulfill anticipated restricted stock awards.  The share-based awards granted under the 2012 Equity Incentive Plan have some similar characteristics, except some awards have been granted in restricted stock and other awards have been granted in stock options.  Therefore, the following disclosures have been disaggregated for the restricted stock awards and the stock option grants under the plan due to their dissimilar characteristics.

Share-based compensation expenses related to restricted stock and stock options recognized for the three months ended March 31, 2015 and 2014 were $265,000 and $277,000, respectively.

The table below presents restricted stock award activity for the periods indicated:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2013	223,382	$15.71
Granted	3,600	17.51
Vested and released to participants	(61,476)	15.71
Forfeited	(3,600)	15.71
Unvested restricted shares at December 31, 2014	161,906	15.75
Vested and released to participants	(40,296)	15.74
Unvested restricted shares at March 31, 2015	121,610	$15.75

At March 31, 2015, unrecognized compensation expense, adjusted for expected forfeitures, was $1.6 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 2.88 years at March 31, 2015.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

The table below presents stock option activity for the three months ended March 31, 2015:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2014	60,355	496,500	$16.00	7.61	$2,731

Outstanding at March 31, 2015	60,355	496,500	$16.00	7.36	$2,235

Options exercisable at March 31, 2015		208,200	$15.74	6.39	$991

There were no stock options granted, forfeited or exercised during the three-month period ended March 31, 2015.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the three months ended March 31, 2014.  There were no options granted for the three months ended March 31, 2015.

Three Months Ended March 31, 2014

Fair value per option award	$5.65
Expected life in years	6.5 years
Expected stock price volatility	27.49%
Expected dividend yield	0.00%
Risk-free interest rate	2.00%
Expected forfeiture rate	5.71%

At March 31, 2014, the Company had $1.2 million of unrecognized compensation expense related to stock options.  The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 3.10 years at March 31, 2015.  There were 208,200 options vested and exercisable at March 31, 2015.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$164,040	$149,590
Commitments under standby letters of credit	400	36
Total	$164,440	$149,626

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

Interest Rate Risk - The Bank’s profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Bank’s interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Bank’s interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans and investments that typically adjust more slowly to changes in interest rates than its interest-bearing liabilities, which are primarily term deposits. Accordingly, the Bank’s earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. However, based on the results of the Bank’s interest rate risk simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from the Bank’s difficulty in reducing its cost of funds further in this competitive pricing environment, the Bank’s earnings may well be adversely affected if interest rates decline further. Such a decline in rates could result from, among other factors, the Federal Reserve Board's purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the economy. Accordingly, the Bank is carefully monitoring, through its Asset/Liability management process, the competitive landscape related to interest rates as well as various economic indicators in order to optimally position the Bank in terms of changes in interest rates.

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

The fair value estimates presented below are based on pertinent information available to management as of March 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

March 31, 2015

Financial assets:
Cash and cash equivalents	$60,061	$-	$-	$60,061	$60,061
Securities available for sale	757	128,414	-	129,171	129,171
Securities held to maturity	-	4,309	-	4,309	3,947
Investments in FHLB stock	-	-	2,807	2,807	2,807
Loans held for sale	-	6,748	-	6,748	6,606
Loans receivable, net	-	-	535,140	535,140	535,664
Accrued interest receivable	-	-	2,157	2,157	2,157
Deferred compensation assets	1,401	-	-	1,401	1,401

Financial liabilities:
Demand deposits	-	-	458,465	458,465	458,465
Time deposits	-	-	153,782	153,782	153,822
Repurchase agreements	-	-	978	978	988
Federal Home Loan Bank Advances	-	-	53,298	53,298	50,000
Deferred compensation liabilities	1,405	-	-	1,405	1,405
Accrued interest payable	-	-	116	116	116

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2014

Financial assets:
Cash and cash equivalents	$56,858	$-	$-	$56,858	$56,858
Securities available for sale	746	140,716	-	141,462	141,462
Securities held to maturity	-	4,363	-	4,363	3,999
Investments in FHLB stock	-	-	2,902	2,902	2,902
Loans held for sale	-	5,350	-	5,350	5,237
Loans receivable, net	-	-	516,752	516,752	515,871
Accrued interest receivable	-	-	2,230	2,230	2,230
Deferred compensation assets	1,418	-	-	1,418	1,418

Financial liabilities:
Demand deposits	-	-	449,286	449,286	449,286
Time deposits	-	-	153,994	153,994	154,093
Repurchase agreements	-	-	653	653	660
Federal Home Loan Bank Advances	-	-	53,382	53,382	50,000
Deferred compensation liabilities	1,420	-	-	1,420	1,420
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2015.

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

March 31, 2015

Securities available for sale:
U.S. GSE and agency securities	$-	$2,157	$-	$2,157	$2,157
Asset-backed SBA securities	-	29,703	-	29,703	29,703
Residential mortgage-backed securities issued by GSE’s	-	53,696	-	53,696	53,696
State and local government securities	-	42,858	-	42,858	42,858
Mutual funds	757	-	-	757	757
Total	$757	$128,414	$-	$129,171	$129,171

Defined benefit plan assets:
Cash and cash equivalents	$780	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	13,994	-	-
Equity security mutual funds	3,782	-	-
Total	$18,701	$-	$-

December 31, 2014

Securities available for sale:
U.S. GSE and agency securities	$-	$2,138	$-	$2,138	$2,138
Asset-backed SBA securities	-	28,465	-	28,465	28,465
Residential mortgage-backed securities issued by GSE’s	-	67,421	-	67,421	67,421
State and local government securities	-	42,692	-	42,692	42,692
Mutual funds	746	-	-	746	746
Total	$746	$140,716	$-	$141,462	$141,462

Defined benefit plan assets:
Cash and cash equivalents	$489	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	14,166	-	-
Equity security mutual funds	3,553	-	-
Total	$18,353	$-	$-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

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

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

March 31, 2015

Impaired loans	$-	$-	$2,316	$2,316	$2,316
Foreclosed properties	-	-	4,999	4,999	4,999

December 31, 2014

Impaired loans	$-	$-	$1,847	$1,847	$1,847
Foreclosed properties	-	-	4,341	4,341	4,341

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the three-month period ended March 31, 2015.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

March 31, 2015

Impaired loans	$2,316	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (9%)
Foreclosed properties	4,999	Discounted appraisals (2)	Collateral discounts (3)	0%-56% (10%)

December 31, 2014

Impaired loans	$1,847	Discounted appraisals (2)	Collateral discounts (3)	6%-35% (13%)
Foreclosed properties	4,341	Discounted appraisals (2)	Collateral discounts (3)	0%-40% (9%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;
•	a continued decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in technology;
•	our ability to attract and retain key personnel;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and
•	the risks outlined in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Critical Accounting Policies

During the three-month period ended March 31, 2015, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our auditedconsolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

Fair Value of Investments. Securities are characterized as available for sale or held to maturity based on management’s ability and intent regarding such investment at acquisition. On an ongoing basis, management estimates the fair value of its investment securities based on information and assumptions it deems reliable and reasonable, which may be quoted market prices or if quoted market prices are not available, fair values extrapolated from the quoted prices of similar instruments. Based on this information, an assessment must be made as to whether any decline in the fair value of an investment security should be considered as an other than temporary impairment and recorded in noninterest income as a loss on investments. The determination of such impairment is subject to a variety of factors, including management’s judgment and experience. See notes 2 and 7 included in the consolidated financial statements.

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of FASB ASC Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets and the appropriate discount rate to be used in determining the present value of the obligation.  See notes 1 and 5 included in the consolidated financial statements.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at March 31, 2015 and our operating performance for the three-month period ended March 31, 2015. Readers seeking more in-depth information should read the  more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

The following table provides the changes in our significant asset and liability categories at March 31, 2015 compared to December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$51,565	$47,813	$3,752	7.8%
Investment securities	133,118	145,461	(12,343)	-8.5%
Investments held at cost	2,807	2,902	(95)	-3.3%
Loans held for sale	6,606	5,237	1,369	26.1%
Loans receivable, net of deferred fees	541,706	521,820	19,886	3.8%
Total interest-earning assets	735,802	723,233	12,569	1.7%

Noninterest-earning assets
Cash and due from banks	8,496	9,045	(549)	-6.1%
Allowance for loan losses	(6,042)	(5,949)	(93)	-1.6%
Premises and equipment, net of accumulated depreciation	11,852	11,932	(80)	-0.7%
Foreclosed real estate	9,383	8,814	569	6.5%
Deferred income tax assets, net of deferred income tax liabilities	5,138	5,588	(450)	-8.1%
Securities sold but not settled	2,892	-	2,892	n/	a
Other assets	6,899	7,387	(488)	-6.6%
Total noninterest-earning assets	38,618	36,817	1,801	4.9%

Total assets	$774,420	$760,050	$14,370	1.9%

Interest-bearing liabilities
Interest-bearing deposits	$509,534	$505,929	$3,605	0.7%
Overnight and short-term borrowings	988	660	328	49.7%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	560,522	556,589	3,933	0.7%

Noninterest-bearing liabilities
Noninterest-bearing deposits	102,753	97,450	5,303	5.4%
Accounts payable and other liabilities	15,137	11,614	3,523	30.3%
Total noninterest-bearing liabilities	117,890	109,064	8,826	8.1%

Total liabilities	678,412	665,653	12,759	1.9%

Total equity	96,008	94,397	1,611	1.7%

Total liabilities and equity	$774,420	$760,050	$14,370	1.9%

Cash and cash equivalents	$60,061	$56,858	$3,203	5.6%
Total core deposits (excludes certificate accounts)	458,465	449,286	9,179	2.0%
Total certificates of deposit	153,822	154,093	(271)	-0.2%
Total deposits	612,287	603,379	8,908	1.5%
Total funding liabilities	663,275	654,039	9,236	1.4%

Assets. Total assets increased $14.4 million, or 1.9%, to $774.4 million at March 31, 2015 from $760.0 million at December 31, 2014. Cash and cash equivalents increased $3.2 million, or 5.6%, to $60.1 million at March 31, 2015 from $56.9 million at December 31, 2014 in anticipation of loan growth. Investment securities decreased $12.3 million, or 8.5%, to $133.1 million at March 31, 2015 from $145.4 million at December 31, 2014, primarily due to the sale of investment securities to fund anticipated loan growth. Loans receivable, net of deferred fees, increased $19.9 million, or 3.8%, to $541.7 million at March 31, 2015 from $521.8 million at December 31, 2014 as new loan originations exceeded loan repayments, prepayments and foreclosures.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014

Loans originated:
Commercial:
Commercial mortgage	$14,921	$8,710
Construction and land development	10,228	1,928
Commercial and industrial	2,418	2,116
Non-commercial:
Residential mortgage	23,044	14,301
Construction and land development	9,963	5,992
Revolving mortgage	9,012	4,417
Consumer	10,107	2,229
Total loans originated	$79,693	$39,693

Loan principal payments, prepayments and payoffs	$41,613	$23,069

Residential mortgage loans sold	$16,010	$11,269

Nonperforming Assets. Nonperforming assets totaled $12.4 million, or 1.61% of total assets, at March 31,  2015, compared to $11.5 million, or 1.51% of total assets, at December 31, 2014. Nonperforming assets included $3.0 million in nonperforming loans and $9.4 million in foreclosed real estate at March 31, 2015 compared to $2.7 million and $8.8 million, respectively, at December 31, 2014.

Nonperforming loans increased $371,000 to $3.0 million, or 0.56% of total loans, at March 31, 2015 from $2.7 million, or 0.52% of total loans, at December 31, 2014.  Of the $371,000 increase in nonperforming loans for the quarter, $337,000 related to additional nonperforming mortgage loans. Collateral on nonperforming loans in the amount of $745,000 was moved into foreclosed real estate, while performing troubled debt restructurings decreased $41,000, or 0.9%, when comparing the same periods.  Total performing troubled debt restructurings and nonperforming assets increased $899,000, or 5.5%, to $17.2 million, or 2.22% of total assets, at March 31, 2015 compared to $16.3 million, or 2.15% of total assets, at December 31, 2014.

At March 31, 2015, nonperforming loans included six residential mortgage loans that totaled $1.6 million, two commercial mortgage loans that totaled $863,000, five revolving home equity loans that totaled $367,000 and four commercial and industrial loans that totaled $274,000.  As of March 31, 2015, the nonperforming loans had specific reserves totaling $174,000.

Troubled debt restructurings at March 31, 2015 totaled $5.9 million compared to $5.8 million at December 31, 2014. There were two additions to troubled debt restructurings during the three months ended March 31, 2015. At March 31, 2015, $1.1 million of the total $5.9 million of troubled debt restructurings were not performing.

Foreclosed real estate at March 31, 2015 included ten properties with a total recorded amount of $9.4 million compared to ten properties with a total recorded amount of $8.8 million at December 31, 2014. During the three months ended March 31, 2015, one new property in the amount of $745,000 was added to foreclosed real estate, while one property in the amount of $89,000 was sold. In addition, the Bank sold one of its 15 units in a mixed-use condominium complex for net proceeds of $89,000 during the first quarter of 2015. The Bank recorded no capital additions and no loss provisions during the first three months of 2015.

Liabilities. Total deposits increased $8.9 million, or 1.5%, to $612.3 million at March 31, 2015 from $603.4 million at December 31, 2014. During the three months ended March 31, 2015, the Company continued its focus on core deposit growth, from which it excludes certificates of deposit.  Core deposits increased $9.2 million, or 2.0%, to $458.5 million at March 31, 2015 from $449.3 million at December 31, 2014.

Commercial checking and money market accounts increased $5.7 million, or 4.7%, to $127.3 million at March 31, 2015 from $121.6 million at December 31, 2014, reflecting expanded sources of lower cost funding. The Company’s initiatives to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects a commitment to establishing diversified relationships with business clients.

Over the same period, certificates of deposit decreased $272,000, or 0.2%, to $153.8 million at March 31, 2015 from $154.1 million at December 31, 2014 as the Company continued its focus on core deposit growth. Accounts payable and other liabilities increased $3.5 million, or 30.3%, to $15.1 million at March 31, 2015 from $11.6 million at December 31, 2014.  The increase in accounts payable and other liabilities at March 31, 2015 was primarily attributable to securities purchased in the process of settlement at the end of the first quarter.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Overview. Net income was $622,000, or $0.16 per diluted common share, for the three months ended March 31, 2015, compared to $404,000, or $0.09 per diluted common share, for the three months ended  March 31, 2014.  Income before income taxes increased $419,000, primarily due to an increase of $413,000 in interest and dividend income, an increase of $154,000 in noninterest income, and a decrease of $88,000 in noninterest expenses, which were partially offset by an increase of $262,000 in provision for loan losses.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	$ Change	% Change

Interest and dividend income	$6,154	$5,741	$413	7.2%
Interest expense	861	887	(26)	-2.9%
Net interest income	5,293	4,854	439	9.0%
Provision for (recovery of) loan losses	194	(68)	262	385.3%
Net interest income after provision for (recovery of) loan losses	5,099	4,922	177	3.6%
Noninterest income	1,610	1,456	154	10.6%
Noninterest expenses	5,772	5,860	(88)	-1.5%
Income before income tax provision	937	518	419	80.9%
Income tax provision	315	114	201	176.3%
Net income	622	404	218	54.0%

Net Interest Income. Net interest income increased by $439,000, or 9.0%, to $5.3 million for the three months ended March 31, 2015 compared to $4.9 million for the three months ended March 31, 2014. Interest income on loans increased $599,000, primarily resulting from an $80.5 million increase in the average loan balances, partially offset by a 21 basis point decrease in the average yield on loans.  Interest on securities decreased $168,000, attributable to a $34.0 million decrease in the average balance in mortgage-backed and other investment securities and a 9 basis point reduction in the average yield earned on the investment portfolio. Interest expense decreased $26,000, or 2.9%, to $861,000 for the three months ended March 31, 2015 from $887,000 for the three months ended March 31, 2014, due to a 3 basis point reduction in the average rate paid on interest-bearing deposits, partially offset by an increase of $7.0 million in the average balance of interest-bearing deposits.  The lower cost of interest-bearing deposits was primarily attributable to a lower average balance of certificates of deposit, as well as an average rate reduction of 2 basis points on certificates of deposit, and reductions in average rates paid on NOW and savings accounts, which were partially offset by increases in the average balances of NOW, money market and savings accounts as the Company continued its focus on core deposit growth.

Provision for Loan Losses. The Company recorded a provision for loan losses in the amount of $194,000 for the three months ended March 31, 2015 compared to a recovery of loan losses of $(68,000) for the three months ended March 31, 2014.  Charge-offs were $252,000 for the first three months of 2015 compared to $94,000 for the first three months of 2014.  The increase in the provision for loan losses for the quarter was primarily due to growth in loan volume, while the increase in charge-offs was related to two large loans charged off during the first quarter of 2015.

Noninterest Income.  Noninterest income increased $154,000, or 10.6%, to $1.6 million for the three months ended March 31, 2015 from $1.5 million for the three months ended March 31, 2014. Factors that contributed to the increase in noninterest income during the 2015 period included increases of $135,000 in mortgage banking income, $46,000 in income from debit card services and $21,000 in income from an investment in a Small Business Investment Company, which were partially offset by $58,000 in lower securities gains. The increase in mortgage banking income was attributable to higher volumes of residential mortgage loans originated and sold.  Increased transaction volume also drove the rise in income from debit  card services.

Noninterest Expenses. Noninterest expenses decreased $88,000, or 1.5%, to $5.8 million for the three months ended March 31, 2015 from $5.9 million for the three months ended March 31, 2014. The lower 2015 noninterest expenses primarily reflected decreases of $84,000 in foreclosed property expenses, $71,000 in data processing expenses and $19,000 in occupancy expenses, which were partially offset by increases of $46,000 in compensation expenses and $48,000 in various other expenses. The decrease in foreclosed property expenses included a reduction of $19,000 in valuation write-downs of foreclosed properties. Increased pension plan expense was the primary factor contributing to higher compensation expenses.

Income Tax Provision. Income tax expense increased by $201,000 for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to an increase in pre-tax income. The effective tax rate was 33.62% for the three months ended March 31, 2015 compared to 22.01% for the three months ended March 31, 2014, with the increase primarily resulting from a decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2015 compared to 2014.

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

	For The Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$49,338	$34	0.28%	$65,010	$47	0.29%
Loans receivable	535,130	5,521	4.18%	454,621	4,922	4.39%
Investment securities	49,242	283	3.06%	59,878	374	3.34%
Mortgage-backed and similar securities	88,499	285	1.31%	111,877	362	1.31%
Other interest-earning assets	2,889	31	4.35%	3,111	36	4.69%
Total interest-earning assets	725,098	6,154	3.49%	694,497	5,741	3.42%
Allowance for loan losses	(6,020)			(7,315)
Noninterest-earning assets	41,764			51,159

Total assets	$760,842			$738,341

Liabilities and equity

NOW accounts	$151,480	50	0.13%	$144,471	54	0.15%
Money market accounts	157,235	69	0.18%	154,066	66	0.17%
Savings accounts	43,340	10	0.09%	35,542	9	0.10%
Certificates of deposit	154,010	248	0.65%	164,964	274	0.67%
Total interest-bearing deposits	506,065	377	0.30%	499,043	403	0.33%
Overnight and short-term borrowings	954	-	0.00%	886	-	0.00%
Federal Home Loan Bank advances	50,000	484	3.93%	50,000	484	3.93%
Total interest-bearing liabilities	557,019	861	0.63%	549,929	887	0.65%
Noninterest-bearing deposits	94,547			77,023
Other noninterest-bearing liabilities	13,468			8,753
Total liabilities	665,034			635,705

Total equity	95,808			102,636

Total liabilities and equity	$760,842			$738,341

Net interest income		$5,293			$4,854

Interest rate spread			2.86%			2.77%
Net interest margin			3.01%			2.90%
Average interest-earning assets to average interest-bearing liabilities	130.17%			126.29%

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

	Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014
	Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(11)	$(2)	$(13)
Loans receivable	839	(240)	599
Investment securities	(63)	(28)	(91)
Mortgage-backed and similar securities	(75)	(2)	(77)
Other interest-earning assets	(2)	(3)	(5)
Total interest-earning assets	688	(275)	413

Interest expense:
NOW accounts	3	(7)	(4)
Money market accounts	1	2	3
Savings accounts	2	(1)	1
Certificates of deposit	(18)	(8)	(26)
Total interest-bearing deposits	(12)	(14)	(26)
Total interest-bearing liabilities	(12)	(14)	(26)

Net increase interest income	$700	$(261)	$439

With the prolonged low interest rate environment, the interest rate component continues to reflect the pressures of net interest margin compression.  The growth in loans has led to favorable changes in the  volume component and overall net interest income levels in 2015 compared to 2014.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial mortgage	$863	$881	$(18)	-2.0%
Commercial and industrial	274	221	53	24.0%
Total commercial	1,137	1,102	35	3.2%
Non-commercial:
Residential mortgage	1,554	1,354	200	14.8%
Revolving mortgage	367	230	137	59.6%
Consumer	1	2	(1)	-50.0%
Total non-commercial	1,922	1,586	336	21.2%
Total nonaccruing loans (1)	3,059	2,688	371	13.8%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	3,059	2,688	371	13.8%

Foreclosed real estate	9,383	8,814	569	6.5%

Total nonperforming assets	12,442	11,502	940	8.2%

Performing troubled debt restructurings (2)	4,763	4,804	(41)	-0.9%
Performing troubled debt restructurings and total nonperforming assets	$17,205	$16,306	899	5.5%

Allowance for loan losses	$6,042	$5,949

Total loans	$541,706	$521,820

Allowance as a percentage of total loans	1.12%	1.14%
Allowance as a percentage of nonperforming loans	197.52%	221.32%
Total nonperforming loans to total loans	0.56%	0.52%
Total nonperforming loans to total assets	0.40%	0.35%
Total nonperforming assets to total assets	1.61%	1.51%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.22%	2.15%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $5.9 million  at March 31, 2015, compared to $5.8 million at December 31, 2014. The increase in TDRs during the three months ended March 31, 2015 was primarily the result of two loans totaling $195,000 that were restructured during the period that were partially offset by one loan totaling $66,000 that was paid in full during the period. At March 31, 2015, $1.1 million of the total $5.9 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming assets table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $39,000 for the three-month period ended March 31, 2015, compared to $25,000 for the comparable period of 2014. Interest income of $58,000 related to impaired loans was recognized for the three-month period ended March 31, 2015 compared to $70,000 for the same period of 2014.

At March 31, 2015, our nonaccruing loans of $3.1 million, including nonperforming TDRs, were primarily comprised of the following:

●	Commercial Mortgage Loans

○
Two loans to unrelated borrowers on commercial buildings located in Western North Carolina. As of March 31, 2015, the loans were considered impaired and nonaccruing with an aggregate balance of $863,000.  The Bank had a specific reserve of $7,000 as of March 31, 2015.

●	Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.9 million as of March 31, 2015.

At March 31, 2015, our performing TDRs of $4.8 million included the following:

●	Commercial Mortgage Loans

○
One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of March 31, 2015, the loan was a performing troubled debt restructuring with a balance of $3.1 million that matures in May of 2017. As of  March 31, 2015, the loan was considered impaired and had a specific reserve of $45,000.

●	Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.7 million as of March 31, 2015.

Foreclosed properties consisted of the following at the dates indicated.

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	8	$8,617	8	$8,706
Residential mortgage	2	766	2	108
Total	10	$9,383	10	$8,814

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Three Months Ended March 31, 2015

Beginning balance	$8,814
Transfers from loans	745
Gain on sale of foreclosed properties	2
Net proceeds from sales of foreclosed properties	(178)
Ending balance	$9,383

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During the year ended December 31,  2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit.  During the first quarter of 2015, the Bank sold one office unit.  At March 31, 2015, the adjusted recorded amount was $4.4 million for the remaining eight retail units and six office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	March 31, 2015	December 31, 2014	$ Change	% Change

Adversely classified loans:
Substandard	$4,593	$4,303	$290	6.7%
Total adversely classified loans	4,593	4,303	290	6.7%
Special mention loans	25,921	27,962	(2,041)	-7.3%
Total classified and special mention loans	30,514	32,265	(1,751)	-5.4%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$30,514	$32,265	$(1,751)	-5.4%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At March 31, 2015, substandard loans totaling $4.6 million included $2.6 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $2.0 million in performing substandard loans included the following:

●	Commercial Mortgage Loans

○	Two loans to one borrower on two commercial properties located in western North Carolina. As of March 31, 2015, the loans were performing with a total balance of $629,000

●	Residential Mortgage Loans

○	Sixteen loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $1.3 million as of March 31, 2015.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At March 31, 2015, special mention loans included the Bank’s largest performing TDR commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At March 31, 2015, cash and cash equivalents totaled $60.1 million, including $51.6 million in interest-bearing deposits in other banks, of which $45.9 million was on deposit with the Federal Reserve Bank.  Securities totaling $129.2 million at March 31, 2015 classified as available-for-sale provided an additional source of liquidity. In addition, at March 31, 2015, we had the ability to borrow a total of  approximately $67.6 million from the Federal Home Loan Bank of Atlanta and approximately $15.0 million from the Federal Reserve Bank’s discount window. At March 31, 2015, we had $50.0 million in Federal Home Loan Bank advances outstanding and $6.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At March 31, 2015, we had $164.0 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of March 31, 2015 totaled $82.8 million, or 53.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At March 31, 2015

Long-term debt obligations	$50,000	$-	$40,000	$10,000	$-
Operating lease obligations	1,345	362	448	121	414
Total	$51,345	$362	$40,448	$10,121	$414

At December 31, 2014

Long-term debt obligations	$50,000	$-	$40,000	$10,000	$-
Operating lease obligations	1,436	362	523	121	430
Total	$51,436	$362	$40,523	$10,121	$430

Capital Management. We are subject to various regulatory capital requirements administered by the  FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both  a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our October 2011 stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity was  reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities.  Our financial condition and results of operations were enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income.  However, the large increase in equity resulting from the capital raised in the conversion offering initially had an adverse impact on our return on equity. To help us better manage our capital, we repurchased shares of our common stock and may consider other capital deployment measures as regulations permit.

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

Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provides a one-time  opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The Company elected to opt out of this one-time opportunity for the first quarter of 2015. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

The federal banking agencies have not proposed rules implementing the final liquidity framework of Basel III, and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

It is management’s belief that, as of March 31, 2015, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effectiveat that time.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc. *

March 31, 2015

Common equity tier I capital	$100,852	18.42%	$24,635	4.50%	$35,585	6.50%
Tier I leverage capital	100,852	13.16%	30,653	4.00%	38,316	5.00%
Tier I risk-based capital	100,852	18.42%	32,847	6.00%	43,796	8.00%
Total risk-based capital	106,894	19.53%	43,796	8.00%	54,746	10.00%

December 31, 2014

Common equity tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	100,199	13.17%	30,442	4.00%	38,052	5.00%
Tier I risk-based capital	100,199	19.83%	20,210	4.00%	30,315	6.00%
Total risk-based capital	106,149	21.01%	40,420	8.00%	50,525	10.00%

Asheville Savings Bank, S.S.B. *

March 31, 2015

Common equity tier I capital	$93,496	17.10%	$24,609	4.50%	$35,547	6.50%
Tier I leverage capital	93,496	12.24%	30,543	4.00%	38,179	5.00%
Tier I risk-based capital	93,496	17.10%	32,812	6.00%	43,750	8.00%
Total risk-based capital	99,538	18.20%	43,750	8.00%	54,687	10.00%
NC Savings Bank capital	99,538	12.90%	38,588	5.00%	n/a	n/a

December 31, 2014

Common equity tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	93,044	12.26%	30,353	4.00%	37,942	5.00%
Tier I risk-based capital	93,044	18.43%	20,195	4.00%	30,293	6.00%
Total risk-based capital	98,994	19.61%	40,390	8.00%	50,488	10.00%
NC Savings Bank capital	98,994	13.07%	37,870	5.00%	n/a	n/a

* March 31, 2015 capital ratios are based on Basel III and December 31, 2014 are based on Basel I.

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

For the three months ended March 31, 2015 and the year ended December 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Management Committee (“ALCO”) which includes our Chairman of the Board and an additional director, both of whom are independent directors, and members of senior management, to communicate, coordinate and control all aspects involving asset-liability management. The Committee meets quarterly to establish and monitor the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

	As Of March 31, 2015			Over The Next Twelve Months Ending March 31, 2016
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change in Rates
(in Basis Points “BP”):

300 BP	$84,903	$(25,581)	-23.15%	$20,850	$(521)	-2.44%
200	90,816	(19,668)	-17.80%	20,416	(955)	-4.47%
100	100,950	(9,534)	-8.63%	20,809	(562)	-2.63%
0	110,484	-	0.00%	21,371	-	0.00%
(100)	108,499	(1,985)	-1.80%	19,931	(1,440)	-6.74%

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive  officer and principal financial officer, changes in the Company’s internal control over financial reporting  as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2015.  In  connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.  We  do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock made during the quarter consisted of stock repurchases under the Company’s approved plan and stock repurchase agreements and are set forth in the following table.

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plan Or Programs
January 1 - January 31, 2015	-	$-	-	-
February 1 - February 28, 2015	-	-	-	-
March 1 - March 31, 2015	-	-	-	218,920
Total	-	$-	-	218,920

On March 31, 2015, the Company announced that the Company's Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 5%, or 218,920 shares, of its outstanding common stock as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Exchange Act of 1934.  The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal blackout period. As of the date of this report, the Company had not repurchased any shares of its common stock under this repurchase program.

The following table sets forth information as of March 31, 2015 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options Warrants And Rights (b)		Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a) (c)
Equity compensation plans approved by security holders	496,500	$16.00		60,355
Equity compensation plans not approved by security holders	–	n/	a	–
Total	496,500	$16.00		60,355

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter  ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

ASB BANCORP, INC.
Registrant

May 8, 2015	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)