Form 10-Q
period 2015-06-30
ASB Bancorp Inc
filed 2015-08-07
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
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

There were 4,384,657 shares of Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2015.

ASB BANCORP, INC.
  FORM 10-Q

PART I.	FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	June 30, 2015	December 31, 2014*

Assets
Cash and due from banks	$11,020	$9,045
Interest-earning deposits with banks	41,970	47,813
Total cash and cash equivalents	52,990	56,858

Securities available for sale (amortized cost of $135,622 at June 30, 2015 and $141,266 at December 31, 2014)	134,813	141,462
Securities held to maturity (estimated fair value of $4,209 at June 30, 2015 and $4,363 at December 31, 2014)	3,899	3,999
Investment in Federal Home Loan Bank stock, at cost	2,807	2,902
Loans held for sale	8,192	5,237
Loans receivable (net of deferred loan fees of $611 at June 30, 2015 and $706 at December 31, 2014)	552,999	521,820
Allowance for loan losses	(6,124)	(5,949)
Loans receivable, net	546,875	515,871

Premises and equipment, net	11,823	11,932
Foreclosed real estate	9,381	8,814
Deferred income tax assets, net	5,511	5,588
Other assets	7,008	7,387

Total assets	$783,299	$760,050

Liabilities
Noninterest-bearing deposits	$113,984	$97,450
Interest-bearing deposits	509,979	505,929
Total deposits	623,963	603,379
Overnight and short-term borrowings	224	660
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	12,949	11,614

Total liabilities	687,136	665,653

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 4,378,411 shares issued at June 30, 2015 and December 31, 2014	44	44
Additional paid-in capital	34,152	34,047
Retained earnings	74,000	72,513
Accumulated other comprehensive loss, net of tax	(6,433)	(5,802)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,297)	(3,452)
Unearned equity incentive plan shares	(1,960)	(2,610)
Stock-based deferral plan shares	(343)	(343)

Total shareholders’ equity	96,163	94,397

Total liabilities and shareholders’ equity	$783,299	$760,050

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Interest and dividend income
Loans, including fees	$5,664	$5,024	$11,185	$9,946
Securities	557	653	1,125	1,389
Other earning assets	68	94	133	177

Total interest and dividend income	6,289	5,771	12,443	11,512

Interest expense
Deposits	390	395	767	798
Overnight and short-term borrowings	-	1	-	1
Federal Home Loan Bank advances	490	490	974	974

Total interest expense	880	886	1,741	1,773

Net interest income	5,409	4,885	10,702	9,739

Provision for (recovery of) loan losses	65	(1,390)	259	(1,458)

Net interest income after provision for (recovery of) loan losses	5,344	6,275	10,443	11,197

Noninterest income
Mortgage banking income	498	216	853	436
Deposit and other service charge income	618	626	1,201	1,212
Income from debit card services	462	425	882	799
Gain on sale of investment securities, net	143	93	199	207
Other noninterest income	247	194	443	356

Total noninterest income	1,968	1,554	3,578	3,010

Noninterest expenses
Salaries and employee benefits	3,344	3,521	6,688	6,819
Occupancy expense, net	444	482	912	969
Foreclosed property expenses	54	242	120	392
Data processing fees	623	674	1,200	1,322
Federal deposit insurance premiums	124	141	249	274
Advertising	146	161	260	262
Professional and outside services	276	277	476	455
Other noninterest expenses	999	852	1,877	1,717

Total noninterest expenses	6,010	6,350	11,782	12,210

Income before income tax provision	1,302	1,479	2,239	1,997

Income tax provision	437	538	752	652

Net income	$865	$941	$1,487	$1,345

Net income per common share – Basic	$0.22	$0.22	$0.38	$0.31
Net income per common share – Diluted	$0.22	$0.21	$0.37	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Comprehensive Income (Loss)
Net income	$865	$941	$1,487	$1,345
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(143)	(93)	(199)	(207)
Deferred income tax benefit	53	35	74	78
Gains (losses) arising during the period	(1,673)	1,560	(806)	3,837
Deferred income tax benefit (expense)	625	(587)	300	(1,443)
Unrealized holding gains (losses) adjustment, net of tax	(1,138)	915	(631)	2,265

Defined Benefit Pension Plans:
Net periodic pension cost	194	144	389	287
Net pension loss	(194)	(144)	(389)	(287)

Total other comprehensive income (loss)	(1,138)	915	(631)	2,265

Comprehensive income (loss)	$(273)	$1,856	$856	$3,610

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Six Months Ended June 30, 2015

Common stock
December 31, 2014	$44
June 30, 2015	$44

Additional paid-in capital
December 31, 2014	$34,047
ESOP shares allocated	168
Stock-based compensation expense	587
Vesting of restricted stock	(650)
June 30, 2015	$34,152

Retained earnings
December 31, 2014	$72,513
Net income	1,487
June 30, 2015	$74,000

Accumulated other comprehensive income (loss), net of tax
December 31, 2014	$(5,802)
Other comprehensive loss	(631)
June 30, 2015	$(6,433)

Unearned ESOP shares
December 31, 2014	$(3,452)
ESOP shares allocated	155
June 30, 2015	$(3,297)

Unearned equity incentive plan shares
December 31, 2014	$(2,610)
Vesting of restricted stock	650
June 30, 2015	$(1,960)

Stock-based deferral plan shares
December 31, 2014	$(343)
June 30, 2015	$(343)

Total shareholders’ equity
December 31, 2014	$94,397
Net income	1,487
Other comprehensive loss	(631)
ESOP shares allocated	323
Stock-based compensation expense	587
June 30, 2015	$96,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014

Operating Activities
Net income	$1,487	$1,345
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	259	(1,458)
Provision for losses on foreclosed properties	-	154
Depreciation	421	467
Gain on sale of fixed and other assets	(20)	(1)
Loss on sale of foreclosed real estate	1	25
Deferred income tax expense	451	885
Net amortization of premiums on securities	1,323	1,752
Gain on sale of investment securities	(199)	(207)
Net accretion of deferred fees on loans	(46)	(37)
Mortgage loans originated for sale	(39,686)	(19,253)
Proceeds from sale of mortgage loans	37,584	21,072
Gain on sale of mortgage loans	(853)	(436)
ESOP compensation expense	323	284
Stock-based compensation expense	528	937
Excess tax benefits from equity awards	(59)	(26)
Decrease (increase) in income tax receivable	218	(217)
Decrease in interest receivable	13	327
Net change in other assets and liabilities	1,542	1,028

Net cash provided by operating activities	3,287	6,641

Investing Activities
Purchases of securities available for sale	(52,209)	(18,117)
Proceeds from sales of securities available for sale	50,624	47,679
Principal repayments on mortgage-backed and asset-backed securities	6,205	8,172
Redemption of FHLB stock	95	229
Net increase in loans receivable	(32,029)	(22,993)
Additions to foreclosed real estate	-	(269)
Net proceeds from sales of foreclosed real estate	244	4,121
Purchases of premises and equipment	(312)	(118)
Net proceeds from sales of fixed and other assets	20	-

Net cash provided by (used in) investing activities	(27,362)	18,704

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014

Financing Activities
Net increase in deposits	$20,584	$19,897
Net repayments of overnight and short-term borrowings	(436)	(396)
Proceeds from the exercise of stock options	-	25
Excess tax benefits from equity awards	59	26
Common stock repurchased	-	(3,863)

Net cash provided by financing activities	20,207	15,689

Net increase (decrease) in cash and cash equivalents	(3,868)	41,034
Cash and cash equivalents at beginning of period	56,858	52,791

Cash and cash equivalents at end of period	$52,990	$93,825

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest on deposits, advances and other borrowings	$1,754	$1,783

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$812	$173
Increase (decrease) in unrealized gains and losses on securities available for sale	(806)	3,837
Increase (decrease) in deferred income taxes resulting from other comprehensive income	374	(1,365)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.  These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period.

Organization – ASB Bancorp, Inc. (the “Parent”) was incorporated on May 12, 2011 to be the bank holding company for Asheville Savings Bank, S.S.B. (the “Bank”) upon completion of the Bank’s conversion from the mutual to stock form of organization.

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

Commercial Construction and Land Development loans are highly dependent on the supply and demand for commercial real estate in the Bank’s markets as well as the demand for the newly constructed residential homes and lots being developed by the Bank’s commercial loan borrowers. Prolonged deterioration in demand could result in significant decreases in the underlying collateral values and make repayment of the outstanding loans more difficult for the Bank’s commercial borrowers.

Commercial Mortgage and Commercial and Industrial loans are primarily dependent on the ability of the Bank’s commercial loan customers to achieve business results consistent with those projected at loan origination resulting in cash flow sufficient to service the debt. To the extent that a borrower’s actual business results significantly underperform the original projections, the ability of that borrower to service the Bank’s loan on a basis consistent with the contractual terms may be at risk. While these loans are generally secured by real property, personal property, or business assets such as inventory or accounts receivable, it is possible that the liquidation of the collateral will not fully satisfy the obligation.

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

Residential Mortgage and Non-Commercial Construction and Land Development loans are to individuals and are typically secured by one-to-four family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can cause residential mortgage loan borrowers to have debt levels in excess of the current market value of the collateral, which can result in increased levels of foreclosures. Recent declines in value have led to unprecedented levels of foreclosures and losses within the banking industry. Non-commercial construction and land development loans can experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

Revolving Mortgage loans are open-end or revolving lines of credit that borrowers may repay and borrow multiple times during the life of the loan and are often secured by second liens on residential real estate, thereby making such loans particularly susceptible to declining collateral values. A substantial decline in collateral value could render the Bank’s second lien position to be effectively unsecured. Additional risks include lien perfection inaccuracies and disputes with first lien holders that may further weaken collateral positions. In addition, the open-end structure of these loans creates the risk that customers may draw on the lines in excess of the collateral value if there have been significant declines in the value of collateral since origination.

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

Loans Past Due 90 Days or More, Nonaccruing, Impaired, or Restructured – The Bank’s policies related to loans that are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Bank suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected, or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. While a loan is on nonaccruing status, the Bank recognizes interest income only to the extent cash payments are received in excess of collection of the principal outstanding on the loan. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectability of principal and interest, which is generally confirmed when the loan demonstrates  performance for six consecutive months or payment cycles.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended June 30, 2015

Unrealized gain (loss) on securities	$631	$(1,048)	$(90)	$(1,138)	$(507)
Benefit plan liability	(5,926)	(122)	122	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(5,295)	$(1,170)	$32	$(1,138)	$(6,433)

Three Months Ended June 30, 2014

Unrealized loss on securities	$(1,602)	$973	$(58)	$915	$(687)
Benefit plan liability	(4,421)	(90)	90	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(6,023)	$883	$32	$915	$(5,108)

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Six Months Ended June 30, 2015

Unrealized gain (loss) on securities	$124	$(506)	$(125)	$(631)	$(507)
Benefit plan liability	(5,926)	(244)	244	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(5,802)	$(750)	$119	$(631)	$(6,433)

Six Months Ended June 30, 2014

Unrealized loss on securities	$(2,952)	$2,394	$(129)	$2,265	$(687)
Benefit plan liability	(4,421)	(179)	179	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$2,215	$50	$2,265	$(5,108)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014

Reclassification of securities gains recognized in net income	$(143)	$(93)	Gain on sale of investment securities
Deferred income tax expense	53	35	Income tax provision
Total reclassifications for the period	$(90)	$(58)	Net of tax

Net periodic pension benefit	$194	$144	Salaries and employee benefits
Deferred income tax expense	(72)	(54)	Income tax provision
Total reclassifications for the period	$122	$90	Net of tax

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
CH OPEN (Dollars in thousands)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Reclassification of securities gains recognized in net income	$(199)	$(207)	Gain on sale of investment securities
Deferred income tax expense	74	78	Income tax provision
Total reclassifications for the period	$(125)	$(129)	Net of tax

Net periodic pension benefit	$389	$287	Salaries and employee benefits
Deferred income tax expense	(145)	(108)	Income tax provision
Total reclassifications for the period	$244	$179	Net of tax

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during the first six months of 2015.  The Company uses a fair value based method of accounting for employee stock compensation plans, whereby  compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net income	$865	$941	$1,487	$1,345

Denominator:
Weighted average common shares outstanding	4,378,411	4,886,313	4,378,411	4,957,586
Less: Weighted average unvested restricted shares	(121,610)	(178,706)	(129,565)	(186,987)
Less: Weighted average unallocated ESOP shares	(333,602)	(364,989)	(337,471)	(368,858)
Weighted average common shares used to compute net income per common share – Basic	3,923,199	4,342,618	3,911,375	4,401,741
Add: Effect of dilutive securities	90,133	41,536	83,715	39,269
Weighted average common shares used to compute net income per common share – Diluted	4,013,332	4,384,154	3,995,090	4,441,010

Net income per common share – Basic	$0.22	$0.22	$0.38	$0.31
Net income per common share – Diluted	$0.22	$0.21	$0.37	$0.30

For the three and six months ended June 30, 2015, options to purchase 434,771 and 443,629 shares of common stock, respectively, and 93,206 and 90,766 restricted shares, respectively, were excluded from the computation of net income per common share because their effect would be anti-dilutive.  For the three and six months ended June 30, 2014, options to purchase 469,502 and 473,020 shares of common stock, respectively, and 142,668 and 141,417 restricted shares, respectively, were excluded from the computation of net income per common share because their effect would be anti-dilutive.

Recent Accounting Pronouncements

Accounting Standards Update ASU 2015-02 – In February, 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis.  The amendments affect business entities that are required to evaluate whether they should consolidate certain legal entities.  For public entities, the amendments in ASU 2015-02 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption, including adoption in an interim period, is permitted.  The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statements.

Accounting Standards Update ASU 2015-03 – In April, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statements.

2.	INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2015

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,154	$1	$(14)	$2,141
Asset-backed securities issued by the Small Business Administration (SBA)	18,714	224	(17)	18,921
Residential mortgage-backed securities issued by GSE’s (1)	54,471	94	(459)	54,106
State and local government securities due -
After 5 years but within 10 years	8,030	39	(50)	8,019
After 10 years	51,501	131	(758)	50,874
Mutual funds	752	-	-	752
Total	$135,622	$489	$(1,298)	$134,813

December 31, 2014

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$1,037	$-	$(11)	$1,026
After 5 years but within 10 years	1,136	-	(24)	1,112
Asset-backed securities issued by the Small Business Administration (SBA)	28,139	354	(28)	28,465
Residential mortgage-backed securities issued by GSE’s (1)	67,675	189	(443)	67,421
State and local government securities due -
After 5 years but within 10 years	9,850	98	(31)	9,917
After 10 years	32,685	278	(188)	32,775
Mutual funds	744	2	-	746
Total	$141,266	$921	$(725)	$141,462

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises  including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2015 and December 31, 2014 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2015

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,031	$66	$-	$1,097
Residential mortgage-backed securities issued by GSE’s (1)	436	33	-	469
State and local government securities due -
After 5 years but within 10 years	963	85	-	1,048
After 10 years	1,469	126	-	1,595
Total	$3,899	$310	$-	$4,209

December 31, 2014

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,038	$73	$-	$1,111
Residential mortgage-backed securities issued by GSE’s (1)	532	40	-	572
State and local government securities due -
After 5 years but within 10 years	961	98	-	1,059
After 10 years	1,468	153	-	1,621
Total	$3,999	$364	$-	$4,363

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2015 and December 31, 2014 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2015 and December 31, 2014. The total number of securities with unrealized losses at June 30, 2015 and December 31, 2014 were 58 and 46, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	June 30, 2015
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available For Sale

US GSE and agency	$-	$-	$1,110	$(14)	$1,110	$(14)
Asset-backed SBA	-	-	1,997	(17)	1,997	(17)
Residential mortgage- backed GSE (1)	35,703	(380)	8,991	(79)	44,694	(459)
State and local government	42,635	(751)	1,477	(57)	44,112	(808)
Total temporarily impaired securities	$78,338	$(1,131)	$13,575	$(167)	$91,913	$(1,298)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2015 or during the six-month period then ended.

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

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2014 or during the twelve-month period then ended.

Investment securities pledged as collateral follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Pledged to Federal Reserve Discount Window	$6,998	$3,745
Pledged to repurchase agreements for commercial customers	1,326	1,137

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Interest income from taxable securities	$246	$329	$551	$716
Interest income from tax-exempt securities	311	324	574	673
Total interest income from securities	$557	$653	$1,125	$1,389

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Proceeds from sales of securities	$32,089	$17,774	$50,624	$47,679
Gross realized gains from sales of securities	341	328	465	554
Gross realized losses from sales of securities	(198)	(235)	(266)	(347)

3.	LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Commercial:
Commercial construction and land development	$27,236	$21,661
Commercial mortgage	212,844	201,316
Commercial and industrial	17,150	15,872
Total commercial	257,230	238,849
Non-commercial:
Non-commercial construction and land development	16,174	14,781
Residential mortgage	173,940	172,163
Revolving mortgage	61,743	56,370
Consumer	44,523	40,363
Total non-commercial	296,380	283,677
Total loans receivable	553,610	522,526
Less: Deferred loan fees	(611)	(706)
Total loans receivable net of deferred loan fees	552,999	521,820
Less: Allowance for loan losses	(6,124)	(5,949)
Loans receivable, net	$546,875	$515,871

 ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

June 30, 2015

Commercial:
Commercial construction and land development	$27,085	$151	$-	$-	$-	$27,236
Commercial mortgage	198,371	13,006	1,467	-	-	212,844
Commercial and industrial	16,285	603	262	-	-	17,150
Total commercial	241,741	13,760	1,729	-	-	257,230
Non-commercial:
Non-commercial construction and land development	16,174	-	-	-	-	16,174
Residential mortgage	165,117	6,642	2,181	-	-	173,940
Revolving mortgage	58,396	2,729	618	-	-	61,743
Consumer	44,116	330	77	-	-	44,523
Total non-commercial	283,803	9,701	2,876	-	-	296,380
Total loans receivable	$525,544	$23,461	$4,605	$-	$-	$553,610

December 31, 2014

Commercial:
Commercial construction and land development	$21,336	$323	$2	$-	$-	$21,661
Commercial mortgage	184,992	14,809	1,515	-	-	201,316
Commercial and industrial	14,628	873	371	-	-	15,872
Total commercial	220,956	16,005	1,888	-	-	238,849
Non-commercial:
Non-commercial construction and land development	14,781	-	-	-	-	14,781
Residential mortgage	161,859	8,544	1,760	-	-	172,163
Revolving mortgage	52,700	3,119	551	-	-	56,370
Consumer	39,965	294	104	-	-	40,363
Total non-commercial	269,305	11,957	2,415	-	-	283,677
Total loans receivable	$490,261	$27,962	$4,303	$-	$-	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

June 30, 2015

Commercial:
Commercial construction and land development	$-	$-	$-	$27,236	$27,236
Commercial mortgage	628	-	628	212,216	212,844
Commercial and industrial	4	117	121	17,029	17,150
Total commercial	632	117	749	256,481	257,230
Non-commercial:
Non-commercial construction and land development	-	-	-	16,174	16,174
Residential mortgage	1,406	181	1,587	172,353	173,940
Revolving mortgage	277	37	314	61,429	61,743
Consumer	96	-	96	44,427	44,523
Total non-commercial	1,779	218	1,997	294,383	296,380
Total loans receivable	$2,411	$335	$2,746	$550,864	$553,610

December 31, 2014

Commercial:
Commercial construction and land development	$-	$-	$-	$21,661	$21,661
Commercial mortgage	532	-	532	200,784	201,316
Commercial and industrial	-	43	43	15,829	15,872
Total commercial	532	43	575	238,274	238,849
Non-commercial:
Non-commercial construction and land development	-	-	-	14,781	14,781
Residential mortgage	576	1,226	1,802	170,361	172,163
Revolving mortgage	396	141	537	55,833	56,370
Consumer	227	1	228	40,135	40,363
Total non-commercial	1,199	1,368	2,567	281,110	283,677
Total loans receivable	$1,731	$1,411	$3,142	$519,384	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3.	LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial mortgage	$840	$-	$881	$-
Commercial and industrial	262	-	221	-
Total commercial	1,102	-	1,102	-
Non-commercial:
Residential mortgage	1,589	-	1,354	-
Revolving mortgage	221	-	230	-
Consumer	-	-	2	-
Total non-commercial	1,810	-	1,586	-
Total loans receivable	$2,912	$-	$2,688	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $15.3 million at June 30, 2015 and $14.9 million at December 31, 2014.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$3,429	$2,613	$6,042	$3,409	$2,540	$5,949
Provision for (recovery of) loan losses	96	(31)	65	92	167	259
Charge-offs	-	(137)	(137)	(79)	(310)	(389)
Recoveries	3	151	154	106	199	305
Balance at end of period	$3,528	$2,596	$6,124	$3,528	$2,596	$6,124

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$4,609	$2,580	$7,189	$4,560	$2,747	$7,307
Recovery of loan losses	(1,184)	(206)	(1,390)	(1,137)	(321)	(1,458)
Charge-offs	-	(56)	(56)	-	(150)	(150)
Recoveries	16	11	27	18	53	71
Balance at end of period	$3,441	$2,329	$5,770	$3,441	$2,329	$5,770

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

June 30, 2015

Commercial:
Commercial construction and land development	$-	$247	$247	$-	$27,236	$27,236
Commercial mortgage	46	2,986	3,032	3,884	208,960	212,844
Commercial and industrial	20	229	249	285	16,865	17,150
Total commercial	66	3,462	3,528	4,169	253,061	257,230
Non-commercial:
Non-commercial construction and land development	-	135	135	-	16,174	16,174
Residential mortgage	97	1,010	1,107	3,502	170,438	173,940
Revolving mortgage	88	708	796	190	61,553	61,743
Consumer	-	558	558	-	44,523	44,523
Total non-commercial	185	2,411	2,596	3,692	292,688	296,380
Total loans receivable	$251	$5,873	$6,124	$7,861	$545,749	$553,610

December 31, 2014

Commercial:
Commercial construction and land development	$-	$303	$303	$-	$21,661	$21,661
Commercial mortgage	67	2,796	2,863	3,976	197,340	201,316
Commercial and industrial	98	145	243	394	15,478	15,872
Total commercial	165	3,244	3,409	4,370	234,479	238,849
Non-commercial:
Non-commercial construction and land development	-	116	116	-	14,781	14,781
Residential mortgage	160	969	1,129	3,023	169,140	172,163
Revolving mortgage	135	675	810	370	56,000	56,370
Consumer	-	485	485	-	40,363	40,363
Total non-commercial	295	2,245	2,540	3,393	280,284	283,677
Total loans receivable	$460	$5,489	$5,949	$7,763	$514,763	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

June 30, 2015

Commercial:
Commercial mortgage	$3,989	$3,379	$505	$3,884	$46
Commercial and industrial	752	145	140	285	20
Total commercial	4,741	3,524	645	4,169	66
Non-commercial:
Residential mortgage	3,576	1,801	1,701	3,502	97
Revolving mortgage	199	88	102	190	88
Total non-commercial	3,775	1,889	1,803	3,692	185
Total impaired loans	$8,516	$5,413	$2,448	$7,861	$251

December 31, 2014

Commercial:
Commercial mortgage	$4,050	$3,444	$532	$3,976	$67
Commercial and industrial	779	328	66	394	98
Total commercial	4,829	3,772	598	4,370	165
Non-commercial:
Residential mortgage	3,062	2,298	725	3,023	160
Revolving mortgage	414	267	103	370	135
Total non-commercial	3,476	2,565	828	3,393	295
Total impaired loans	$8,305	$6,337	$1,426	$7,763	$460

 ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial mortgage	$3,902	$33	$4,100	$36
Commercial and industrial	289	-	277	1
Total commercial	4,191	33	4,377	37
Non-commercial:
Residential mortgage	3,402	18	2,803	22
Revolving mortgage	301	-	251	2
Total non-commercial	3,703	18	3,054	24
Total loans receivable	$7,894	$51	$7,431	$61

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$-	$-	$46	$1
Commercial mortgage	3,924	66	4,092	78
Commercial and industrial	321	1	285	3
Total commercial	4,245	67	4,423	82
Non-commercial:
Residential mortgage	3,142	42	2,867	47
Revolving mortgage	329	-	292	2
Total non-commercial	3,471	42	3,159	49
Total loans receivable	$7,716	$109	$7,582	$131

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. There were no new restructured loans by the Bank during the three months ended June 30, 2015 or June 30, 2014.  The Bank extended the payment terms on one loan and reduced the interest rate below market levels on one loan during the six months ended June 30, 2015. The Bank extended payment terms on two loans and reduced the interest rate below market levels on one loan during the six months ended June 30, 2014.

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial mortgage	-	$-	$-	1	$562	$562
Commercial and industrial	1	153	153	-	-	-
Total commercial	1	153	153	1	562	562
Total loans modified with below market interest rate	1	153	153	1	562	562

Extended payment terms

Non-commercial:
Residential mortgage	1	29	42	2	67	93
Total non-commercial	1	29	42	2	67	93
Total loans modified with extended payment terms	1	29	42	2	67	93

Total loans modified	2	$182	$195	3	$629	$655

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months or six months ended June 30, 2015 and June 30, 2014.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	ALLOWANCE FOR LOAN LOSSES (Continued)

The Bank’s loans that were considered to be TDRs follow:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Nonperforming restructured loans	$1,068	$1,018
Performing restructured loans	4,724	4,804
Total	$5,792	$5,822

As of June 30, 2015, the Bank had $7,000 of residential real estate loans in the process of foreclosure and $775,000 of foreclosed residential real estate property included in foreclosed real estate.

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

In June 2014, the Board of Directors further amended the Bank’s Qualified and Non-Qualified pension plans,  effective September 16, 2014, to offer immediate lump sum payments to inactive participants having an  actuarial equivalent of vested accrued benefits below $60,000, determined as of November, 1, 2014, as available.  The election deadline for the inactive participant to make the lump sum selection was October 17, 2014.  The total of immediate aggregate lump sum payments to all inactive participants making this selection was approximately $544,000 for 2014.

Net periodic cost (benefit) related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$14	$12	$27	$25
Amortization of net loss	14	7	29	14
Net periodic pension cost	$28	$19	$56	$39

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$247	$250	$495	$500
Expected return on plan assets	(236)	(248)	(472)	(495)
Amortization of net loss	180	137	360	273
Net periodic pension cost	$191	$139	$383	$278

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

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

Shares held by the ESOP include the following:

June 30, 2015

Allocated ESOP shares, December 31, 2014	98,624
ESOP shares committed to be released during the period	15,565
ESOP shares withdrawn during the period	(9,219)
Unallocated ESOP shares	329,688
Total ESOP shares	434,658

Fair value of unallocated ESOP shares (dollars in thousands)	$7,141

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014

ESOP expense	$165	$148	$323	$284

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

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

Share-based compensation expenses related to restricted stock and stock options recognized for the three and six months ended June 30, 2015 were $263,000 and $528,000, respectively, and were $660,000 and $937,000, respectively, for the same periods of 2014.  Compensation expense for the three and six months ended June 30, 2014 included $380,000 that was recognized for accelerated vesting of restricted stock and stock options due to the medical disability of an executive officer.

The table below presents restricted stock award activity for the periods indicated:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2014	161,906	$15.75
Vested and released to participants	(40,296)	15.74
Unvested restricted shares at June 30, 2015	121,610	$15.75

There were no restricted stock awards granted, forfeited or exercised during the six-month period ended June 30, 2015.

At June 30, 2015, unrecognized compensation expense, adjusted for expected forfeitures, was $1.5 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 2.63 years at June 30, 2015.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	BENEFIT PLANS (Continued)

The table below presents stock option activity for the periods indicated:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2014	60,355	496,500	$16.00	7.61	$2,731

Outstanding at June 30, 2015	60,355	496,500	$16.00	7.11	$2,810

Options exercisable at June 30, 2015		209,800	$15.77	6.17	$1,235

There were no stock options granted, forfeited or exercised during the six-month period ended June 30, 2015.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the six months ended June 30, 2014.  There were no options granted for the six months ended June 30, 2015.

Six Months Ended June 30, 2014

Fair value per option award	$5.91
Expected life in years	6.5 years
Expected stock price volatility	27.34%
Expected dividend yield	0.00%
Risk-free interest rate	2.04%
Expected forfeiture rate	6.39%

At June 30, 2015, the Company had $1.1 million of unrecognized compensation expense related to stock options.  The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 2.85 years at June 30, 2015.  There were 209,800 options vested and exercisable at June 30, 2015.

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

 ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$170,268	$149,590
Commitments under standby letters of credit	460	36
Total	$170,728	$149,626

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

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a  limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013, $250,000 in 2014 and $200,000 in the second quarter of 2015.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of  June 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued  since the dates presented herein and, therefore, current estimates of fair value may differ significantly from  the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

June 30, 2015

Financial assets:
Cash and cash equivalents	$52,990	$-	$-	$52,990	$52,990
Securities available for sale	752	134,061	-	134,813	134,813
Securities held to maturity	-	4,209	-	4,209	3,899
Investments in FHLB stock	-	-	2,807	2,807	2,807
Loans held for sale	-	8,368	-	8,368	8,192
Loans receivable, net	-	-	547,606	547,606	546,875
Accrued interest receivable	-	-	2,217	2,217	2,217
Deferred compensation assets	1,403	-	-	1,403	1,403

Financial liabilities:
Demand deposits	-	-	473,674	473,674	473,674
Time deposits	-	-	150,326	150,326	150,289
Repurchase agreements	-	-	222	222	224
Federal Home Loan Bank Advances	-	-	52,912	52,912	50,000
Deferred compensation liabilities	1,408	-	-	1,408	1,408
Accrued interest payable	-	-	102	102	102

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2014

Financial assets:
Cash and cash equivalents	$56,858	$-	$-	$56,858	$56,858
Securities available for sale	746	140,716	-	141,462	141,462
Securities held to maturity	-	4,363	-	4,363	3,999
Investments in FHLB stock	-	-	2,902	2,902	2,902
Loans held for sale	-	5,350	-	5,350	5,237
Loans receivable, net	-	-	516,752	516,752	515,871
Accrued interest receivable	-	-	2,230	2,230	2,230
Deferred compensation assets	1,418	-	-	1,418	1,418

Financial liabilities:
Demand deposits	-	-	449,286	449,286	449,286
Time deposits	-	-	153,994	153,994	154,093
Repurchase agreements	-	-	653	653	660
Federal Home Loan Bank Advances	-	-	53,382	53,382	50,000
Deferred compensation liabilities	1,418	-	-	1,418	1,418
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2015.

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

June 30, 2015

Securities available for sale:
U.S. GSE and agency securities	$-	$2,141	$-	$2,141	$2,141
Asset-backed SBA securities	-	18,921	-	18,921	18,921
Residential mortgage-backed securities issued by GSE’s	-	54,106	-	54,106	54,106
State and local government securities	-	58,893	-	58,893	58,893
Mutual funds	752	-	-	752	752
Total	$752	$134,061	$-	$134,813	$134,813

Defined benefit plan assets:
Cash and cash equivalents	$555	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	12,910	-	-
Equity security mutual funds	3,799	-	-
Total	$17,409	$-	$-

December 31, 2014

Securities available for sale:
U.S. GSE and agency securities	$-	$2,138	$-	$2,138	$2,138
Asset-backed SBA securities	-	28,465	-	28,465	28,465
Residential mortgage-backed securities issued by GSE’s	-	67,421	-	67,421	67,421
State and local government securities	-	42,692	-	42,692	42,692
Mutual funds	746	-	-	746	746
Total	$746	$140,716	$-	$141,462	$141,462

Defined benefit plan assets:
Cash and cash equivalents	$489	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	14,166	-	-
Equity security mutual funds	3,553	-	-
Total	$18,353	$-	$-

 ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

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

(Dollars in thousands)	Fair Value Measurement Using			Total
0 Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

June 30, 2015

Impaired loans	$-	$-	$2,113	$2,113	$2,113
Foreclosed properties	-	-	4,997	4,997	4,997

December 31, 2014

Impaired loans	$-	$-	$1,847	$1,847	$1,847
Foreclosed properties	-	-	4,341	4,341	4,341

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the six-month period ended June 30, 2015.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

June 30, 2015

Impaired loans	$2,113	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (20%)
Foreclosed properties	4,997	Discounted appraisals (2)	Collateral discounts (3)	0%-40% (9%)

December 31, 2014

Impaired loans	$1,847	Discounted appraisals (2)	Collateral discounts (3)	6%-35% (13%)
Foreclosed properties	4,341	Discounted appraisals (2)	Collateral discounts (3)	0%-40% (9%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Critical Accounting Policies

During the three- and six-month periods ended June 30, 2015, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at June 30, 2015 and our operating performance for the three- and six-month periods ended June 30, 2015. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

The following table provides the changes in our significant asset and liability categories at June 30, 2015 compared to December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$41,970	$47,813	$(5,843)	-12.2%
Investment securities	138,712	145,461	(6,749)	-4.6%
Investments held at cost	2,807	2,902	(95)	-3.3%
Loans held for sale	8,192	5,237	2,955	56.4%
Loans receivable, net of deferred fees	552,999	521,820	31,179	6.0%
Total interest-earning assets	744,680	723,233	21,447	3.0%

Noninterest-earning assets
Cash and due from banks	11,020	9,045	1,975	21.8%
Allowance for loan losses	(6,124)	(5,949)	(175)	-2.9%
Premises and equipment, net of accumulated depreciation	11,823	11,932	(109)	-0.9%
Foreclosed real estate	9,381	8,814	567	6.4%
Deferred income tax assets, net of deferred income tax liabilities	5,511	5,588	(77)	-1.4%
Other assets	7,008	7,387	(379)	-5.1%
Total noninterest-earning assets	38,619	36,817	1,802	4.9%

Total assets	$783,299	$760,050	$23,249	3.1%

Interest-bearing liabilities
Interest-bearing deposits	$509,979	$505,929	$4,050	0.8%
Overnight and short-term borrowings	224	660	(436)	-66.1%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	560,203	556,589	3,614	0.6%

Noninterest-bearing liabilities
Noninterest-bearing deposits	113,984	97,450	16,534	17.0%
Accounts payable and other liabilities	12,949	11,614	1,335	11.5%
Total noninterest-bearing liabilities	126,933	109,064	17,869	16.4%

Total liabilities	687,136	665,653	21,483	3.2%

Total equity	96,163	94,397	1,766	1.9%

Total liabilities and equity	$783,299	$760,050	$23,249	3.1%

Cash and cash equivalents	$52,990	$56,858	$(3,868)	-6.8%
Total core deposits (excludes certificate accounts)	473,674	449,286	24,388	5.4%
Total certificates of deposit	150,289	154,093	(3,804)	-2.5%
Total deposits	623,963	603,379	20,584	3.4%
Total funding liabilities	674,187	654,039	20,148	3.1%

Assets. Total assets increased $23.2 million, or 3.1%, to $783.3 million at June 30, 2015 from $760.1 million at December 31, 2014. Cash and cash equivalents decreased $3.9 million, or 6.8%, to $53.0 million at June 30, 2015 from $56.9 million at December 31, 2014. Investment securities decreased $6.7 million, or 4.6%, to $138.7 million at June 30, 2015 from $145.4 million at December 31, 2014, primarily due to the sale of investment securities to fund anticipated loan growth. Loans receivable, net of deferred fees, increased $31.2 million, or 6.0%, to $553.0 million at June 30, 2015 from $521.8 million at December 31, 2014 as new loan originations exceeded loan repayments, prepayments and foreclosures.

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014

Loans originated:
Commercial:
Commercial mortgage	$42,079	$31,567
Construction and land development	14,528	1,928
Commercial and industrial	5,130	3,735
Non-commercial:
Residential mortgage	48,358	27,984
Construction and land development	17,324	11,909
Revolving mortgage	17,299	9,002
Consumer	14,761	7,165
Total loans originated	$159,479	$93,290

Loan principal payments, prepayments and payoffs	$87,031	$50,532

Residential mortgage loans sold	$37,584	$21,072

Nonperforming Assets. Nonperforming assets totaled $12.3 million, or 1.57% of total assets, at June 30, 2015, compared to $11.5 million, or 1.51% of total assets, at December 31, 2014. Nonperforming assets included $2.9 million in nonperforming loans and $9.4 million in foreclosed real estate at June 30, 2015 compared to $2.7 million and $8.8 million, respectively, at December 31, 2014.

Nonperforming loans increased $224,000 to $2.9 million, or 0.53% of total loans, at June 30, 2015 from $2.7 million, or 0.52% of total loans, at December 31, 2014.  Of the $224,000 increase in nonperforming loans for the six months, $235,000 related to additional nonperforming residential mortgage loans, which was partially offset by decreases in commercial mortgages, revolving mortgages and consumer loans. Collateral on nonperforming loans in the amount of $812,000 was moved into foreclosed real estate, while performing troubled debt restructurings (“TDRs”) decreased $80,000, or 1.7%, when comparing the same periods. Total performing TDRs and nonperforming assets increased $711,000, or 4.4%, to $17.0 million, or 2.17% of total assets, at June 30, 2015 compared to $16.3 million, or 2.15% of total assets, at December 31, 2014.

At June 30, 2015, nonperforming loans included seven residential mortgage loans that totaled $1.6 million, two commercial mortgage loans that totaled $840,000, three revolving home equity loans that totaled $221,000 and four commercial and industrial loans that totaled $262,000.  As of June 30, 2015, the nonperforming loans had specific reserves totaling $108,000.

TDRs at June 30, 2015 and at December 31, 2014 totaled $5.8 million.  There were two additions to TDRs during the six months ended June 30, 2015. At June 30, 2015, $1.1 million of the total $5.8 million of TDRs were not performing.

Foreclosed real estate at June 30, 2015 included nine properties with a total recorded amount of $9.4 million compared to ten properties with a total recorded amount of $8.8 million at December 31, 2014. During the six months ended June 30, 2015, two new properties that totaled $812,000 were added to foreclosed real estate, while three properties that totaled $156,000 were sold. In addition, the Bank sold one of its 15 units in a mixed-use condominium complex for net proceeds of $89,000. The Bank recorded no capital additions and no loss provisions on foreclosed real estate during the first six months of 2015.

Liabilities. Total deposits increased $20.6 million, or 3.4%, to $624.0 million at June 30, 2015 from $603.4 million at December 31, 2014. During the six months ended June 30, 2015, the Company continued its focus on core deposit growth, from which it excludes certificates of deposit.  Core deposits increased $24.4 million, or 5.4%, to $473.7 million at June 30, 2015 from $449.3 million at December 31, 2014.

Commercial checking and money market accounts increased $18.6 million, or 15.3%, to $140.2 million at June 30, 2015 from $121.6 million at December 31, 2014, reflecting expanded sources of lower cost funding. The Company’s initiatives to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects a commitment to establishing diversified relationships with business clients.

Over the same period, certificates of deposit decreased $3.8 million, or 2.5%, to $150.3 million at June 30, 2015 from $154.1 million at December 31, 2014 as the Company continued its focus on core deposit growth.  Accounts payable and other liabilities increased $1.3 million, or 11.5%, to $12.9 million at June 30, 2015 from $11.6 million at December 31, 2014.  The increase in accounts payable and other liabilities at June 30, 2015 was primarily attributable to a $906,000 increase in escrowed payments from mortgage borrowers and a $403,000 increase in pension plan liabilities.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Overview.  Net income was $865,000, or $0.22 per diluted share, for the quarter ended June 30, 2015 compared to $941,000, or $0.21 per diluted share, for the quarter ended June 30, 2014. Net interest income increased $524,000, which was the result of a $518,000 increase in total interest and dividend income and a decrease of $6,000 in interest expense.  The provision for loan losses was $65,000 for the second quarter of 2015 compared to a recovery of loan losses of $(1.4) million for the same period of 2014.  Noninterest income increased $414,000  and noninterest expenses decreased $340,000 during the second quarter of 2015 compared to the second quarter of 2014. Noninterest expenses for the second quarter decreased primarily in foreclosed properties expenses and compensation and employee benefits. The income tax provision decreased $101,000 for the quarter ended June 30, 2015 compared to the same quarter of 2014.

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change
Interest and dividend income	$6,289	$5,771	$518	9.0%
Interest expense	880	886	(6)	-0.7%
Net interest income	5,409	4,885	524	10.7%
Provision for (recovery of) loan losses	65	(1,390)	1,455	104.7%
Net interest income after provision for (recovery of) loan losses	5,344	6,275	(931)	-14.8%
Noninterest income	1,968	1,554	414	26.6%
Noninterest expenses	6,010	6,350	(340)	-5.4%
Income before income tax provision	1,302	1,479	(177)	-12.0%
Income tax provision	437	538	(101)	-18.8%
Net income	865	941	(76)	-8.1%

Net Interest Income.  Net interest income increased by $524,000, or 10.7%, to $5.4 million for the three months ended June 30, 2015 compared to $4.9 million for the three months ended June 30, 2014. Total interest and dividend income increased $518,000, or 9.0%, to $6.3 million for the three months ended June 30, 2015 from $5.8 million for the three months ended June 30, 2014, primarily as a result of an increase of $90.3 million in average loan balances, which was partially offset by a 25 basis point decrease in the average yield on loans.   Average mortgage-backed security balances decreased $20.2 million for the three months ended June 30, 2015, and the average yield on mortgage-backed securities decreased 8 basis points compared to the same period of 2014. Interest expense decreased $6,000, or 0.7%, to $880,000 for the three months ended June 30, 2015 from $886,000 for the three months ended June 30, 2014, primarily due to an $8.0 million decrease in the average balances of certificates of deposit.

Interest income on loans increased $640,000, or 12.7%, to $5.7 million during the three months ended June 30, 2015, primarily due to an increase in average outstanding loans of $90.3 million, or 19.5%. Loan originations increased $26.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014, while residential mortgage loan sales increased by $11.6 million. Loan principal repayments increased $17.9 million to $45.3 million for the three months ended June 30, 2015 from $27.4 million for the three months ended June 30, 2014. The average balance of the  investment portfolio decreased $20.6 million, or 13.4%, to $132.9 million for the three months ended June 30, 2015 as securities were sold in part to fund anticipated loan originations.

Provision for Loan Losses. The provision for loan losses was $65,000 for the three months ended June 30, 2015 compared to a recovery of loan losses of $(1.4) million for the three months ended June 30, 2014.  The increase in the provision for loan losses for the second quarter of 2015 was primarily due to growth in loan volume.  In the second quarter of 2014, the Bank modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans, which resulted in a nonrecurring reduction of approximately $1.3 million in the Bank's reserves for loans not considered impaired in the second quarter of 2014. The allowance for loan losses totaled $6.1 million, or 1.11% of total loans, at June 30, 2015 compared to $5.9 million, or 1.14% of total loans, at December 31, 2014. The Company charged off $137,000 in loans during the three months ended June 30, 2015 compared to $56,000 during the three months ended June 30, 2014.

Noninterest Income. Noninterest income increased $414,000, or 26.6%, to $2.0 million for the three months ended June 30, 2015 from $1.6 million for the three months ended June 30, 2014. Factors that contributed to the increase in noninterest income during the 2015 period included increases of $282,000 in mortgage banking income, $50,000 in net gains from the sale of investment securities, $37,000 in income from debit card services, $28,000 in loan fees and $19,000 in gain on sale of other assets, which were partially offset by a decrease of $8,000 in deposit and other service charge income. The increase in mortgage banking income was attributable to higher volumes of residential mortgage loans originated and sold. Increased transaction volume also drove the rise in income from debit card services.

Noninterest Expenses.  Noninterest expenses decreased $340,000, or 5.4%, to $6.0 million for the three months ended June 30, 2015 from $6.4 million for the three months ended June 30, 2014. The decrease for the second quarter of 2015 was primarily attributable to decreases of $188,000 in foreclosed property expenses, $177,000 in salaries and employee benefits, $51,000 in data processing expenses and $71,000 in various other expenses, which were partially offset by increases of $63,000 in mortgage software expenses, $35,000 in consumer loan expenses and $22,000 in indirect auto expenses. The decrease in salaries and benefits was primarily due to a $380,000 additional expense during the second quarter of 2014 for accelerated vesting related to the disability of an equity incentive plan participant.  The decrease was partially offset by a $145,000 increase in compensation expense for employee incentives and $61,000 in increased pension plan expenses in 2015. The decrease in foreclosed property expenses included a reduction of $135,000 in valuation write-downs of foreclosed properties.

Income Tax Provision. Income tax provision decreased $101,000 to $437,000 for the three months ended June 30, 2015 from $538,000 for the three months ended June 30, 2014, primarily due to a decrease in pre-tax income. The effective tax rate was 33.56% for the three months ended June 30, 2015 compared to 36.38% for the three months ended June 30, 2014, with the decrease primarily resulting from the effects of favorable permanent tax differences relative to the size of the pre-tax income in 2015 compared to 2014.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Overview. Net income was $1.5 million or $0.37 per diluted common share, for the six months ended June 30, 2015, compared to $1.3 million, or $0.30 per diluted common share, for the six months ended June 30, 2014.  Income before income taxes increased $242,000, primarily due to an increase of $963,000 in net interest income, an increase of $568,000 in noninterest income, and a decrease of $428,000 in noninterest expenses, which were partially offset by an increase of $1.7 million in provision for loan losses.

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	$ Change	% Change

Interest and dividend income	$12,443	$11,512	$931	8.1%
Interest expense	1,741	1,773	(32)	-1.8%
Net interest income	10,702	9,739	963	9.9%
Provision for (recovery of) loan losses	259	(1,458)	1,717	117.8%
Net interest income after provision for (recovery of) loan losses	10,443	11,197	(754)	-6.7%
Noninterest income	3,578	3,010	568	18.9%
Noninterest expenses	11,782	12,210	(428)	-3.5%
Income before income tax provision	2,239	1,997	242	12.1%
Income tax provision	752	652	100	15.3%
Net income	1,487	1,345	142	10.6%

Net Interest Income. Net interest income increased by $963,000, or 9.9%, to $10.7 million for the six months ended June 30, 2015 compared to $9.7 million for the six months ended June 30, 2014.  Interest income on loans increased $1.2 million, primarily resulting from an $85.4 million increase in the average loan balances, partially offset by a 23 basis point decrease in the average yield on loans.  Interest on securities decreased $264,000, attributable to a $27.2 million decrease in the average balance in mortgage-backed and other investment securities and a 4 basis point reduction in the average yield earned on the investment portfolio. Interest expense decreased $32,000, or 1.8%, to $1.7 million for the six months ended June 30, 2015. The lower interest expense was primarily attributable to lower average balances of certificates of deposit, as well as an average rate reduction of 1 basis point on certificates of deposit and 1 basis point on NOW accounts.  The decreases in interest expense were partially offset by higher average balances of NOW, money market and savings accounts and an increase of 1 basis point in the average rate paid on money market accounts.

Provision for Loan Losses. The Company recorded a provision for loan losses in the amount of $259,000 for the six months ended June 30, 2015 compared to a recovery of loan losses of $(1.5) million for the six months ended June 30, 2014.  Net charge-offs were $84,000 for the first six months of 2015 compared to $79,000 for the first six months of 2014.  As was the case for the second quarter of 2014, the increase in the six-month provision for loan losses primarily resulted from a $1.3 million reduction in loan loss reserves due to a modification of the loan loss methodology during the second quarter of 2014, and the increase in the provision for loan losses for the six-month period of 2015 was primarily due to growth in loan volume.

Noninterest Income.  Noninterest income increased $568,000, or 18.9%, to $3.6 million for the six months ended June 30, 2015 from $3.0 million for the six months ended June 30, 2014. Factors that contributed to the increase in noninterest income during the 2015 period included increases of $417,000 in mortgage banking income, $83,000 in income from debit card services and $21,000 in income from an investment in a Small Business Investment Company, which were partially offset by lower securities net gains and lower deposit and service charge income.  As was the case for the second quarter of 2015, the increase in mortgage banking income was attributable to higher volumes of residential mortgage loans originated and sold, and increased transaction volume that resulted in increased income from debit card services.

Noninterest Expenses. Noninterest expenses decreased $428,000, or 3.5%, to $11.8 million for the six months ended June 30, 2015 from $12.2 million for the six months ended June 30, 2014. The lower 2015 noninterest expenses primarily reflected decreases of $272,000 in foreclosed property expenses, $131,000 in compensation and employee benefits, $122,000 in data processing expenses and $57,000 in occupancy expenses, which were partially offset by increases of $68,000 in consumer loan expenses, $63,000 in mortgage software expenses and $36,000 in indirect auto expenses. The decrease in foreclosed property expenses included a reduction of $154,000 in valuation write-downs of foreclosed properties.  As was the case for the second quarter of 2015, the decrease in salaries and benefits was attributable to a $380,000 additional expense during the second quarter of 2014 for accelerated vesting related to the disability of an equity incentive plan participant.  The decrease for the six months was partially offset by a $145,000 increase in incentive compensation expenses and a $122,000 increase in pension plan expenses in 2015.

Income Tax Provision. Income tax expense increased by $100,000 for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to an increase in pre-tax income. The effective tax rate was 33.59% for the six months ended June 30, 2015 compared to 32.65% for the six months ended June 30, 2014, with the increase primarily resulting from a decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2015 compared to 2014.

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

	For The Three Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$57,116	$39	0.27%	$90,641	$66	0.29%
Loans receivable	553,522	5,664	4.10%	463,251	5,024	4.35%
Investment securities	56,696	331	3.09%	57,044	347	3.21%
Mortgage-backed and similar securities	76,239	226	1.19%	96,443	306	1.27%
Other interest-earning assets	2,807	29	4.14%	2,902	28	3.87%
Total interest-earning assets	746,380	6,289	3.44%	710,281	5,771	3.32%
Allowance for loan losses	(6,143)			(7,261)
Noninterest-earning assets	42,015			45,786

Total assets	$782,252			$748,806

Liabilities and equity

NOW accounts	$153,441	55	0.14%	$150,072	54	0.14%
Money market accounts	160,830	71	0.18%	153,616	66	0.17%
Savings accounts	45,018	11	0.10%	37,525	9	0.10%
Certificates of deposit	152,981	253	0.66%	160,955	266	0.66%
Total interest-bearing deposits	512,270	390	0.31%	502,168	395	0.32%
Overnight and short-term borrowings	651	-	0.00%	622	1	0.64%
Federal Home Loan Bank advances	50,000	490	3.93%	50,000	490	3.93%
Total interest-bearing liabilities	562,921	880	0.63%	552,790	886	0.64%
Noninterest-bearing deposits	108,492			84,425
Other noninterest-bearing liabilities	13,931			9,588
Total liabilities	685,344			646,803

Total equity	96,908			102,003

Total liabilities and equity	$782,252			$748,806

Net interest income		$5,409			$4,885
Interest rate spread			2.81%			2.68%
Net interest margin			2.96%			2.82%
Average interest-earning assets to average interest-bearing liabilities	132.59%			128.49%

	For The Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$53,249	$73	0.28%	$77,896	$113	0.29%
Loans receivable	544,377	11,185	4.14%	458,960	9,946	4.37%
Investment securities	52,990	616	3.09%	58,452	720	3.27%
Mortgage-backed and similar securities	82,335	509	1.25%	104,119	669	1.30%
Other interest-earning
assets	2,848	60	4.25%	3,006	64	4.29%
Total interest-earning assets	735,799	12,443	3.46%	702,433	11,512	3.37%
Allowance for loan losses	(6,082)			(7,288)
Noninterest-earning assets	41,889			48,457

Total assets	$771,606			$743,602

Liabilities and equity

NOW accounts	$152,466	107	0.14%	$147,287	108	0.15%
Money market accounts	159,043	140	0.18%	153,839	133	0.17%
Savings accounts	44,183	21	0.10%	36,539	18	0.10%
Certificates of deposit	153,493	499	0.66%	162,949	539	0.67%
Total interest-bearing Deposits	509,185	767	0.30%	500,614	798	0.32%
Overnight and short-term borrowings	801	-	0.00%	753	-	0.00%
Federal Home Loan Bank
advances	50,000	974	3.93%	50,000	975	3.93%
Total interest-bearing liabilities	559,986	1,741	0.63%	551,367	1,773	0.65%
Noninterest-bearing deposits	101,558			80,745
Other noninterest-bearing liabilities	13,701			9,172
Total liabilities	675,245			641,284

Total equity	96,361			102,318

Total liabilities and equity	$771,606			$743,602

Net interest income		$10,702			$9,739

Interest rate spread			2.83%			2.72%
Net interest margin			2.99%			2.86%
Average interest-earning assets to average interest-bearing liabilities	131.40%			127.40%

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

	Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014			Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(23)	$(4)	$(27)	$(34)	$(6)	$(40)
Loans receivable	936	(296)	640	1,776	(537)	1,239
Investment securities	(2)	(14)	(16)	(65)	(39)	(104)
Mortgage-backed and similar securities	(61)	(19)	(80)	(135)	(25)	(160)
Other interest-earning assets	(1)	2	1	(3)	(1)	(4)
Total interest-earning assets	849	(331)	518	1,539	(608)	931

Interest expense:
NOW accounts	1	-	1	4	(5)	(1)
Money market accounts	3	2	5	5	2	7
Savings accounts	2	-	2	4	(1)	3
Certificates of deposit	(13)	-	(13)	(31)	(9)	(40)
Total interest-bearing deposits	(7)	2	(5)	(18)	(13)	(31)
Overnight and short-term borrowings	-	(1)	(1)	-	-	-
Federal Home Loan Bank advances	-	-	-	-	(1)	(1)
Total interest-bearing liabilities	(7)	1	(6)	(18)	(14)	(32)

Net increase (decrease) in interest income	$856	$(332)	$524	$1,557	$(594)	$963

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial mortgage	$840	$881	$(41)	-4.7%
Commercial and industrial	262	221	41	18.6%
Total commercial	1,102	1,102	-	0.0%
Non-commercial:
Residential mortgage	1,589	1,354	235	17.4%
Revolving mortgage	221	230	(9)	-3.9%
Consumer	-	2	(2)	-100.0%
Total non-commercial	1,810	1,586	224	14.1%
Total nonaccruing loans (1)	2,912	2,688	224	8.3%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	2,912	2,688	224	8.3%

Foreclosed real estate	9,381	8,814	567	6.4%

Total nonperforming assets	12,293	11,502	791	6.9%

Performing troubled debt restructurings (2)	4,724	4,804	(80)	-1.7%
Performing troubled debt restructurings and total nonperforming assets	$17,017	$16,306	711	4.4%

Allowance for loan losses	$6,124	$5,949

Total loans	$552,999	$521,820

Allowance as a percentage of total loans	1.11%	1.14%
Allowance as a percentage of nonperforming loans	210.30%	221.32%
Total nonperforming loans to total loans	0.53%	0.52%
Total nonperforming loans to total assets	0.37%	0.35%
Total nonperforming assets to total assets	1.57%	1.51%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.17%	2.15%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $5.8 million at June 30, 2015 and December 31, 2014. During the six months ended June 30, 2015, two loans totaling $195,000 were restructured during the period. At June 30, 2015, $1.1 million of the total $5.8 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming assets table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $48,000 and $87,000 for the three- and six-month periods ended June 30, 2015, respectively, compared to $34,000 and $59,000, respectively, for the comparable periods of 2014. Interest income of $51,000 and $109,000 related to impaired loans was recognized for the three- and six-month periods ended June 30, 2015, respectively, compared to $61,000 and $131,000, respectively, for the same periods of 2014.

At June 30, 2015, our nonaccruing loans of $2.9 million, including nonperforming TDRs, were primarily comprised of the following:

●	Commercial Mortgage Loans

○	Two loans to unrelated borrowers on commercial buildings located in Western North Carolina. As of June 30, 2015, the loans were considered impaired and nonaccruing with an aggregate balance of $840,000. The Bank had no specific eserve as of June 30, 2015.

●	Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.8 million as of June 30, 2015.

At June 30, 2015, our performing TDRs of $4.7 million included the following:

●	Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of June 30, 2015, the loan was a performing TDR with a balance of $3.0 million that matures in May of 2017. As of June 30, 2015, the loan was considered impaired and had a specific reserve of $45,000.

●	Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.7 million as of June 30, 2015.

Foreclosed properties consisted of the following at the dates indicated.

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	7	$8,606	8	$8,706
Residential mortgage	2	775	2	108
Total	9	$9,381	10	$8,814

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Six Months Ended June 30, 2015

Beginning balance	$8,814
Transfers from loans	812
Loss on sale of foreclosed properties	(1)
Net proceeds from sales of foreclosed properties	(244)
Ending balance	$9,381

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During the year ended December 31, 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit.  During the first six months of 2015, the Bank sold one office unit. At June 30, 2015, the adjusted recorded amount was $4.4 million for the remaining eight retail units and six office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	June 30, 2015	December 31, 2014	$ Change	% Change

Adversely classified loans:
Substandard	$4,605	$4,303	$302	7.0%
Total adversely classified loans	4,605	4,303	302	7.0%
Special mention loans	23,461	27,962	(4,501)	-16.1%
Total classified and special mention loans	28,066	32,265	(4,199)	-13.0%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$28,066	$32,265	$(4,199)	-13.0%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At June 30, 2015, substandard loans totaling $4.6 million included $2.9 million in nonaccruing loans that  were previously discussed as nonperforming loans. The remaining $1.7 million in performing substandard  loans included the following:

●	Commercial Mortgage Loans

○	Two loans to one borrower on two commercial properties located in western North Carolina. As of June 30, 2015, the loans were performing with a total balance of $628,000

●	Residential Mortgage Loans

○	Fifteen loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $1.2 million as of June 30, 2015.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At June 30, 2015, special mention loans included the Bank’s largest performing TDR commercial  mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these  assets depends on our operating, financing, lending and investing activities during any given period.  At  June 30, 2015, cash and cash equivalents totaled $53.0 million, including $42.0 million in    interest-bearing deposits in other banks, of which $36.3 million was on deposit with the Federal Reserve Bank.  Securities totaling $134.8 million at June 30, 2015 classified as available-for-sale provided an  additional source of liquidity. In addition, at June 30, 2015, we had the ability to borrow a total of  approximately $71.6 million from the Federal Home Loan Bank of Atlanta and approximately $6.6 million  from the Federal Reserve Bank’s discount window. At June 30, 2015, we had $50.0 million in Federal  Home Loan Bank advances outstanding and $5.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At June 30, 2015, we had $170.3 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately  be funded. Certificates of deposit due within one year of June 30, 2015 totaled $89.1 million, or 59.3%,  of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may  seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At June 30, 2015

Long-term debt obligations	$50,000	$-	$40,000	$10,000	$-
Operating lease obligations	1,255	362	372	121	400
Total	$51,255	$362	$40,372	$10,121	$400

At December 31, 2014

Long-term debt obligations	$50,000	$-	$40,000	$10,000	$-
Operating lease obligations	1,436	362	523	121	430
Total	$51,436	$362	$40,523	$10,121	$430

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The Basel Committee on Banking Supervision, an international forum for cooperation on banking supervisory matters, promulgates capital standards for banking organizations. In July 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more (such as the Company) and top-tier savings and loan holding companies, which we collectively refer to herein as “covered” banking organizations. The final rule became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the final rule will be fully phased in by January 1, 2019.

The rule imposes higher risk-based capital and leverage requirements for covered banking institutions than those previously in place. Specifically, the rule imposes the following minimum capital requirements:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the previous 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from previous requirements); and

•	a leverage ratio of 4% (previously 3% for depository institutions with the highest supervisory composite rating and 4% for other depository institutions).

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

The previous capital rules require certain deductions from or adjustments to capital. The final rule retains many of these deductions and adjustments and also provides for new ones. As a result, deductions from Common Equity Tier 1 capital will be required for goodwill (net of associated deferred tax liabilities); intangible assets such as non-mortgage servicing assets and purchased credit card relationships (net of associated deferred tax liabilities); deferred tax assets that arise from net operating loss and tax credit carryforwards (net of any related valuations allowances and net of deferred tax liabilities); any gain on sale in connection with a securitization exposure; any defined benefit pension fund net asset (net of any associated deferred tax liabilities) held by a bank holding company (this provision does not apply to a bank or savings association); the aggregate amount of outstanding equity investments (including retained earnings) in financial subsidiaries; and identified losses. Other deductions will be necessary from different levels of capital.

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

Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The final rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. The Company elected to opt out of this one-time opportunity for the first quarter of 2015. The final rule also has the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

It is management’s belief that, as of June 30, 2015, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effective at that time. Management expects that the capital ratios for the Company and Bank under Basel III will continue to exceed the well-capitalized minimum capital requirements.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc. (1)

June 30, 2015

Common equity tier I capital	$102,596	18.40%	$25,098	4.50%	$36,253	6.50%
Tier I leverage capital	102,596	13.02%	31,527	4.00%	39,409	5.00%
Tier I risk-based capital	102,596	18.40%	33,464	6.00%	44,619	8.00%
Total risk-based capital	108,720	19.49%	44,619	8.00%	55,774	10.00%

December 31, 2014

Common equity tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	100,199	13.17%	30,442	4.00%	38,052	5.00%
Tier I risk-based capital	100,199	19.83%	20,210	4.00%	30,315	6.00%
Total risk-based capital	106,149	21.01%	40,420	8.00%	50,525	10.00%

Asheville Savings Bank, S.S.B. (1)

June 30, 2015

Common equity tier I capital	$92,581	16.61%	$25,076	4.50%	$36,221	6.50%
Tier I leverage capital	92,581	11.79%	31,416	4.00%	39,269	5.00%
Tier I risk-based capital	92,581	16.61%	33,435	6.00%	44,580	8.00%
Total risk-based capital	98,705	17.71%	44,580	8.00%	55,725	10.00%
NC Savings Bank capital	98,705	12.65%	39,028	5.00%	n/a	n/a

December 31, 2014

Common equity tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	93,044	12.26%	30,353	4.00%	37,942	5.00%
Tier I risk-based capital	93,044	18.43%	20,195	4.00%	30,293	6.00%
Total risk-based capital	98,994	19.61%	40,390	8.00%	50,488	10.00%
NC Savings Bank capital	98,994	13.07%	37,870	5.00%	n/a	n/a

(1)	June 30, 2015 capital ratios are based on BASEL III and December 31, 2014 are based on BASEL I.

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

For the six months ended June 30, 2015 and the year ended December 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	As Of June 30, 2015			Over The Next Twelve Months Ending June 30, 2016
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change in Rates
(in Basis Points “BP”):

300 BP	$91,858	$(30,527)	-24.94%	$21,049	$(1,070)	-4.84%
200	100,021	(22,364)	-18.27%	20,788	(1,331)	-6.02%
100	111,707	(10,678)	-8.72%	21,438	(681)	-3.08%
0	122,385	-	0.00%	22,119	-	0.00%
(100)	120,520	(1,865)	-1.52%	20,671	(1,448)	-6.55%

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

Changes in Internal Control Over Financial Reporting

 Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2015.  In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2015, the Company announced that the Company's Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 5%, or 218,920 shares, of its outstanding common stock as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Exchange Act of 1934.  The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal blackout period. As of June 30, 2015, the Company had not repurchased any shares of its common stock under this repurchase program.

The following table sets forth information as of June 30, 2015 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)
3.2	Bylaws of ASB Bancorp, Inc. (1)
3.3	Amendment of the Bylaws of ASB Bancorp, Inc., adopted September 15, 2014 (2)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)
10.1	Employment Agreement, dated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie *
10.2	Employment Agreement, dated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall *
10.3	Employment Agreement, dated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak *
10.4	Employment Agreement, dated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Vikki D. Bailey *
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income (Loss), (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

ASB BANCORP, INC.
Registrant

August 7, 2015	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)