Form 10-Q
period 2015-09-30
ASB Bancorp Inc
filed 2015-11-06
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015
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

There were 4,405,266 shares of Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2015.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	September 30, 2015	December 31, 2014*

Assets
Cash and due from banks	$9,395	$9,045
Interest-earning deposits with banks	46,370	47,813
Total cash and cash equivalents	55,765	56,858

Securities available for sale (amortized cost of $134,371 at September 30, 2015 and $141,266 at December 31, 2014)	134,608	141,462
Securities held to maturity (estimated fair value of $4,157 at September 30, 2015 and $4,363 at December 31, 2014)	3,851	3,999
Investment in Federal Home Loan Bank stock, at cost	2,807	2,902
Loans held for sale	5,437	5,237
Loans receivable (net of deferred loan fees of $609 at September 30, 2015 and $706 at December 31, 2014)	569,085	521,820
Allowance for loan losses	(6,297)	(5,949)
Loans receivable, net	562,788	515,871

Premises and equipment, net	11,763	11,932
Foreclosed real estate	8,871	8,814
Deferred income tax assets, net	5,296	5,588
Other assets	6,670	7,387

Total assets	$797,856	$760,050

Liabilities
Noninterest-bearing deposits	$122,703	$97,450
Interest-bearing deposits	512,380	505,929
Total deposits	635,083	603,379
Overnight and short-term borrowings	126	660
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	13,911	11,614

Total liabilities	699,120	665,653

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 4,405,266 shares issued at September 30, 2015 and 4,378,411 shares issued at December 31, 2014	44	44
Additional paid-in capital	34,847	34,047
Retained earnings	75,142	72,513
Accumulated other comprehensive loss, net of tax	(5,776)	(5,802)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,218)	(3,452)
Unearned equity incentive plan shares	(1,960)	(2,610)
Stock-based deferral plan shares	(343)	(343)

Total shareholders’ equity	98,736	94,397

Total liabilities and shareholders’ equity	$797,856	$760,050

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Interest and dividend income
Loans, including fees	$5,762	$5,168	$16,947	$15,114
Securities	632	628	1,757	2,017
Other earning assets	65	77	198	254

Total interest and dividend income	6,459	5,873	18,902	17,385

Interest expense
Deposits	382	391	1,149	1,189
Overnight and short-term borrowings	-	-	-	1
Federal Home Loan Bank advances	495	495	1,469	1,469

Total interest expense	877	886	2,618	2,659

Net interest income	5,582	4,987	16,284	14,726

Provision for (recovery of) loan losses	191	240	450	(1,218)

Net interest income after provision for (recovery of) loan losses	5,391	4,747	15,834	15,944

Noninterest income
Mortgage banking income	529	260	1,382	696
Deposit and other service charge income	719	640	1,920	1,852
Income from debit card services	456	420	1,338	1,219
Gain on sale of investment securities, net	202	-	401	207
Other noninterest income	178	322	621	678

Total noninterest income	2,084	1,642	5,662	4,652

Noninterest expenses
Salaries and employee benefits	3,383	3,057	10,071	9,876
Occupancy expense, net	435	460	1,347	1,429
Foreclosed property expenses	65	41	185	433
Data processing fees	621	547	1,821	1,869
Federal deposit insurance premiums	135	119	384	393
Advertising	125	199	385	461
Professional and outside services	258	335	734	790
Other noninterest expenses	815	866	2,692	2,583

Total noninterest expenses	5,837	5,624	17,619	17,834

Income before income tax provision	1,638	765	3,877	2,762

Income tax provision	496	263	1,248	915

Net income	$1,142	$502	$2,629	$1,847

Net income per common share – Basic	$0.29	$0.13	$0.67	$0.43
Net income per common share – Diluted	$0.28	$0.12	$0.65	$0.43

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Comprehensive Income
Net income	$1,142	$502	$2,629	$1,847
Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	(202)	-	(401)	(207)
Deferred income tax benefit	75	-	150	78
Gains arising during the period	1,248	468	442	4,305
Deferred income tax expense	(464)	(176)	(165)	(1,619)
Unrealized holding gains adjustment, net of tax	657	292	26	2,557

Defined Benefit Pension Plans:
Net periodic pension cost	194	144	583	429
Net pension loss	(194)	(144)	(583)	(429)

Total other comprehensive income	657	292	26	2,557

Comprehensive income	$1,799	$794	$2,655	$4,404

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30, 2015

Common stock
December 31, 2014	$44
September 30, 2015	$44

Additional paid-in capital
December 31, 2014	$34,047
Repurchase of common stock	(320)
Issuance of common stock	644
ESOP shares allocated	266
Stock-based compensation expense	860
Vesting of restricted stock	(650)
September 30, 2015	$34,847

Retained earnings
December 31, 2014	$72,513
Net income	2,629
September 30, 2015	$75,142

Accumulated other comprehensive income (loss), net of tax
December 31, 2014	$(5,802)
Other comprehensive income	26
September 30, 2015	$(5,776)

Unearned ESOP shares
December 31, 2014	$(3,452)
ESOP shares allocated	234
September 30, 2015	$(3,218)

Unearned equity incentive plan shares
December 31, 2014	$(2,610)
Vesting of restricted stock	650
September 30, 2015	$(1,960)

Stock-based deferral plan shares
December 31, 2014	$(343)
September 30, 2015	$(343)

Total shareholders’ equity
December 31, 2014	$94,397
Repurchase of common stock	(320)
Issuance of common stock	644
Net income	2,629
Other comprehensive income	26
ESOP shares allocated	500
Stock-based compensation expense	860
September 30, 2015	$98,736

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014

Operating Activities
Net income	$2,629	$1,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	450	(1,218)
Provision for losses on foreclosed properties	6	154
Depreciation	618	691
Gain on sale of fixed and other assets	(20)	(1)
Loss (gain) on sale of foreclosed real estate	1	(25)
Deferred income tax expense	277	1,147
Net amortization of premiums on securities	1,998	2,566
Gain on sale of investment securities	(401)	(207)
Net accretion of deferred fees on loans	(48)	(84)
Mortgage loans originated for sale	(59,321)	(31,008)
Proceeds from sale of mortgage loans	60,503	32,502
Gain on sale of mortgage loans	(1,382)	(696)
ESOP compensation expense	500	440
Stock-based compensation expense	801	1,204
Excess tax benefits from equity awards	(59)	(26)
Decrease (increase) in income tax receivable	174	(217)
Decrease (increase) in interest receivable	(31)	480
Net change in other assets and liabilities	2,930	1,625

Net cash provided by operating activities	9,625	9,174

Investing Activities
Purchases of securities available for sale	(65,842)	(18,121)
Proceeds from sales of securities available for sale	61,756	47,680
Proceeds from maturities and/or calls of securities available for sale	-	283
Principal repayments on mortgage-backed and asset-backed securities	9,532	11,937
Redemption of FHLB stock	95	229
Net increase in loans receivable	(48,131)	(38,996)
Additions to foreclosed real estate	-	(269)
Net proceeds from sales of foreclosed real estate	748	5,377
Purchases of premises and equipment	(449)	(202)
Net proceeds from sales of fixed and other assets	20	-

Net cash provided by (used in) investing activities	(42,271)	7,918

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014

Financing Activities
Net increase in deposits	$31,704	$22,012
Net repayments of overnight and short-term borrowings	(534)	(632)
Proceeds from the exercise of stock options	644	25
Excess tax benefits from equity awards	59	26
Common stock repurchased	(320)	(12,902)

Net cash provided by financing activities	31,553	8,529

Net increase (decrease) in cash and cash equivalents	(1,093)	25,621
Cash and cash equivalents at beginning of period	56,858	52,791

Cash and cash equivalents at end of period	$55,765	$78,412

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest on deposits, advances and other borrowings	$2,612	$2,662
Income taxes	281	-

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$812	$173
Increase in unrealized gains and losses on securities available for sale	442	4,305
Decrease in deferred income taxes resulting from other comprehensive income	(15)	(1,541)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015.  These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other future period.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended September 30, 2015

Unrealized gain (loss) on securities	$(507)	$784	$(127)	$657	$150
Benefit plan liability	(5,926)	(122)	122	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(6,433)	$662	$(5)	$657	$(5,776)

Three Months Ended September 30, 2014

Unrealized loss on securities	$(687)	$292	$-	$292	$(395)
Benefit plan liability	(4,421)	(90)	90	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(5,108)	$202	$90	$292	$(4,816)

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Nine Months Ended September 30, 2015

Unrealized gain on securities	$124	$277	$(251)	$26	$150
Benefit plan liability	(5,926)	(366)	366	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(5,802)	$(89)	$115	$26	$(5,776)

Nine Months Ended September 30, 2014

Unrealized loss on securities	$(2,952)	$2,686	$(129)	$2,557	$(395)
Benefit plan liability	(4,421)	(269)	269	-	(4,421)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$2,417	$140	$2,557	$(4,816)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014

Reclassification of securities gains recognized in net income	$(202)	$-	Gain on sale of investment securities
Deferred income tax expense	75	-	Income tax provision
Total reclassifications for the period	$(127)	$-	Net of tax

Net periodic pension benefit	$194	$144	Salaries and employee benefits
Deferred income tax expense	(72)	(54)	Income tax provision
Total reclassifications for the period	$122	$90	Net of tax

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
CH OPEN (Dollars in thousands)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Reclassification of securities gains recognized in net income	$(401)	$(207)	Gain on sale of investment securities
Deferred income tax expense	150	78	Income tax provision
Total reclassifications for the period	$(251)	$(129)	Net of tax

Net periodic pension benefit	$583	$429	Salaries and employee benefits
Deferred income tax expense	(217)	(160)	Income tax provision
Total reclassifications for the period	$366	$269	Net of tax

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

The Bank’s loss carry forward period under applicable North Carolina income tax laws is 15 years with a remaining loss carry forward period of 12 years. The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years 2012 and thereafter are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during the first nine months of 2015. The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2015	2014	2015	2014

Numerator:
Net income	$1,142	$502	$2,629	$1,847

Denominator:
Weighted average common shares outstanding	4,394,787	4,466,012	4,383,930	4,791,927
Less: Weighted average unvested restricted shares	(121,610)	(168,664)	(126,884)	(180,812)
Less: Weighted average unallocated ESOP shares	(325,732)	(357,119)	(333,515)	(364,902)
Weighted average common shares used to compute net income per common share – Basic	3,947,445	3,940,229	3,923,531	4,246,213
Add: Effect of dilutive securities	131,584	78,716	101,900	43,988
Weighted average common shares used to compute net income per common share – Diluted	4,079,029	4,018,945	4,025,431	4,290,201

Net income per common share – Basic	$0.29	$0.13	$0.67	$0.43
Net income per common share – Diluted	$0.28	$0.12	$0.65	$0.43

For the three and nine months ended September 30, 2015, options to purchase 1,178 and 3,916 shares of common stock, respectively, were excluded from the computation of net income per common share because their effect would be anti-dilutive.  For the three and nine months ended September 30, 2014, options to purchase 6,224 and 8,877 shares of common stock, respectively, were excluded from the computation of net income per common share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2015, no restricted shares were excluded from the computation of net income per share because their effect would be anti-dilutive.  For the three and nine months ended September 30, 2014, no restricted shares and 647 restricted shares, respectively, were excluded from net income per share because their effect would be anti-dilutive.

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

Accounting Standards Update ASU 2015-03 – In April, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  Under the ASU, an entity presents debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  Amortization of the costs is reported as interest expense. For public entities, the amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been previously issued.  The Company currently does not have debt issuance costs, and this guidance would not have an impact on the Company’s consolidated financial statements.

Accounting Standards Update ASU 2015-15 – In August, 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements:  Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff's position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03.  The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities.  The Company currently does not have debt issuance costs, and this guidance would not have an impact on the Company’s consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2015

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,144	$2	$(1)	$2,145
Asset-backed securities issued by the Small Business Administration (SBA)	17,746	269	(14)	18,001
Residential mortgage-backed securities issued by GSEs (1)	54,149	108	(341)	53,916
State and local government securities due -
After 1 year but within 5 years	687	3	-	690
After 5 years but within 10 years	7,166	73	(1)	7,238
After 10 years	51,723	315	(183)	51,855
Mutual funds	756	7	-	763
Total	$134,371	$777	$(540)	$134,608

December 31, 2014

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$1,037	$-	$(11)	$1,026
After 5 years but within 10 years	1,136	-	(24)	1,112
Asset-backed securities issued by the Small Business Administration (SBA)	28,139	354	(28)	28,465
Residential mortgage-backed securities issued by GSEs (1)	67,675	189	(443)	67,421
State and local government securities due -
After 5 years but within 10 years	9,850	98	(31)	9,917
After 10 years	32,685	278	(188)	32,775
Mutual funds	744	2	-	746
Total	$141,266	$921	$(725)	$141,462

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2015 and December 31, 2014 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2015

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,027	$60	$-	$1,087
Residential mortgage-backed securities issued by GSEs (1)	391	27	-	418
State and local government securities due -
After 5 years but within 10 years	964	90	-	1,054
After 10 years	1,469	129	-	1,598
Total	$3,851	$306	$-	$4,157

December 31, 2014

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,038	$73	$-	$1,111
Residential mortgage-backed securities issued by GSEs (1)	532	40	-	572
State and local government securities due -
After 5 years but within 10 years	961	98	-	1,059
After 10 years	1,468	153	-	1,621
Total	$3,999	$364	$-	$4,363

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2015 and December 31, 2014 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2015 and December 31, 2014. The total number of securities with unrealized losses at  September 30, 2015 and December 31, 2014 were 40 and 46, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	September 30, 2015
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$-	$-	$1,116	$(1)	$1,116	$(1)
Asset-backed SBA	-	-	1,915	(14)	1,915	(14)
Residential mortgage-backed GSE (1)	30,492	(295)	8,681	(46)	39,173	(341)
State and local government	27,603	(152)	1,496	(32)	29,099	(184)
Total temporarily impaired securities	$58,095	$(447)	$13,208	$(93)	$71,303	$(540)

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2015 or during the nine-month period then ended.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

	December 31, 2014
	Less Than 12 Months		12 Months Or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)

Securities Available For Sale

US GSE and agency	$-	$-	$2,138	$(35)	$2,138	$(35)
Asset-backed SBA	1,006	(1)	2,158	(27)	3,164	(28)
Residential mortgage-backed GSE (1)	5,579	(13)	27,089	(430)	32,668	(443)
State and local government	1,867	(16)	13,541	(203)	15,408	(219)
Total temporarily impaired securities	$8,452	$(30)	$44,926	$(695)	$53,378	$(725)

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2014 or during the twelve-month period then ended.

Investment securities pledged as collateral follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Pledged to Federal Reserve Discount Window	$15,482	$3,745
Pledged to repurchase agreements for commercial customers	1,224	1,137

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Interest income from taxable securities	$231	$358	$780	$1,074
Interest income from tax-exempt securities	401	270	977	943
Total interest income from securities	$632	$628	$1,757	$2,017

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Proceeds from sales of securities	$11,132	$-	$61,756	$47,680
Gross realized gains from sales of securities	202	-	667	554
Gross realized losses from sales of securities	-	-	(266)	(347)

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Commercial:
Commercial construction and land development	$32,715	$21,661
Commercial mortgage	214,218	201,316
Commercial and industrial	23,051	15,872
Total commercial	269,984	238,849
Non-commercial:
Non-commercial construction and land development	16,851	14,781
Residential mortgage	178,123	172,163
Revolving mortgage	64,546	56,370
Consumer	40,190	40,363
Total non-commercial	299,710	283,677
Total loans receivable	569,694	522,526
Less: Deferred loan fees	(609)	(706)
Total loans receivable net of deferred loan fees	569,085	521,820
Less: Allowance for loan losses	(6,297)	(5,949)
Loans receivable, net	$562,788	$515,871

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

September 30, 2015

Commercial:
Commercial construction and land development	$32,567	$148	$-	$-	$-	$32,715
Commercial mortgage	198,434	14,338	1,446	-	-	214,218
Commercial and industrial	21,699	1,107	245	-	-	23,051
Total commercial	252,700	15,593	1,691	-	-	269,984
Non-commercial:
Non-commercial construction and land development	16,851	-	-	-	-	16,851
Residential mortgage	169,707	6,669	1,747	-	-	178,123
Revolving mortgage	61,269	2,764	513	-	-	64,546
Consumer	39,787	357	46	-	-	40,190
Total non-commercial	287,614	9,790	2,306	-	-	299,710
Total loans receivable	$540,314	$25,383	$3,997	$-	$-	$569,694

December 31, 2014

Commercial:
Commercial construction and land development	$21,336	$323	$2	$-	$-	$21,661
Commercial mortgage	184,992	14,809	1,515	-	-	201,316
Commercial and industrial	14,628	873	371	-	-	15,872
Total commercial	220,956	16,005	1,888	-	-	238,849
Non-commercial:
Non-commercial construction and land development	14,781	-	-	-	-	14,781
Residential mortgage	161,859	8,544	1,760	-	-	172,163
Revolving mortgage	52,700	3,119	551	-	-	56,370
Consumer	39,965	294	104	-	-	40,363
Total non-commercial	269,305	11,957	2,415	-	-	283,677
Total loans receivable	$490,261	$27,962	$4,303	$-	$-	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

September 30, 2015

Commercial:
Commercial construction and land development	$-	$-	$-	$32,715	$32,715
Commercial mortgage	496	-	496	213,722	214,218
Commercial and industrial	2	102	104	22,947	23,051
Total commercial	498	102	600	269,384	269,984
Non-commercial:
Non-commercial construction and land development	-	-	-	16,851	16,851
Residential mortgage	268	1,381	1,649	176,474	178,123
Revolving mortgage	29	117	146	64,400	64,546
Consumer	184	1	185	40,005	40,190
Total non-commercial	481	1,499	1,980	297,730	299,710
Total loans receivable	$979	$1,601	$2,580	$567,114	$569,694

December 31, 2014

Commercial:
Commercial construction and land development	$-	$-	$-	$21,661	$21,661
Commercial mortgage	532	-	532	200,784	201,316
Commercial and industrial	-	43	43	15,829	15,872
Total commercial	532	43	575	238,274	238,849
Non-commercial:
Non-commercial construction and land development	-	-	-	14,781	14,781
Residential mortgage	576	1,226	1,802	170,361	172,163
Revolving mortgage	396	141	537	55,833	56,370
Consumer	227	1	228	40,135	40,363
Total non-commercial	1,199	1,368	2,567	281,110	283,677
Total loans receivable	$1,731	$1,411	$3,142	$519,384	$522,526

 ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial mortgage	$824	$-	$881	$-
Commercial and industrial	245	-	221	-
Total commercial	1,069	-	1,102	-
Non-commercial:
Residential mortgage	1,541	-	1,354	-
Revolving mortgage	204	-	230	-
Consumer	1	-	2	-
Total non-commercial	1,746	-	1,586	-
Total loans receivable	$2,815	$-	$2,688	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $15.8 million at September 30, 2015 and $14.9 million at December 31, 2014.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$3,528	$2,596	$6,124	$3,409	$2,540	$5,949
Provision for (recovery of) loan losses	204	(13)	191	296	154	450
Charge-offs	-	(46)	(46)	(79)	(356)	(435)
Recoveries	4	24	28	110	223	333
Balance at end of period	$3,736	$2,561	$6,297	$3,736	$2,561	$6,297

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$3,441	$2,329	$5,770	$4,560	$2,747	$7,307
Provision for (recovery of) loan losses	67	173	240	(1,070)	(148)	(1,218)
Charge-offs	(95)	(77)	(172)	(95)	(227)	(322)
Recoveries	2	12	14	20	65	85
Balance at end of period	$3,415	$2,437	$5,852	$3,415	$2,437	$5,852

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

September 30, 2015

Commercial:
Commercial construction and land development	$-	$329	$329	$-	$32,715	$32,715
Commercial mortgage	44	3,049	3,093	3,843	210,375	214,218
Commercial and industrial	15	299	314	268	22,783	23,051
Total commercial	59	3,677	3,736	4,111	265,873	269,984
Non-commercial:
Non-commercial construction and land development	-	141	141	-	16,851	16,851
Residential mortgage	48	1,087	1,135	3,061	175,062	178,123
Revolving mortgage	87	747	834	87	64,459	64,546
Consumer	-	451	451	-	40,190	40,190
Total non-commercial	135	2,426	2,561	3,148	296,562	299,710
Total loans receivable	$194	$6,103	$6,297	$7,259	$562,435	$569,694

December 31, 2014

Commercial:
Commercial construction and land development	$-	$303	$303	$-	$21,661	$21,661
Commercial mortgage	67	2,796	2,863	3,976	197,340	201,316
Commercial and industrial	98	145	243	394	15,478	15,872
Total commercial	165	3,244	3,409	4,370	234,479	238,849
Non-commercial:
Non-commercial construction and land development	-	116	116	-	14,781	14,781
Residential mortgage	160	969	1,129	3,023	169,140	172,163
Revolving mortgage	135	675	810	370	56,000	56,370
Consumer	-	485	485	-	40,363	40,363
Total non-commercial	295	2,245	2,540	3,393	280,284	283,677
Total loans receivable	$460	$5,489	$5,949	$7,763	$514,763	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

September 30, 2015

Commercial:
Commercial mortgage	$3,960	$3,347	$496	$3,843	$44
Commercial and industrial	737	143	125	268	15
Total commercial	4,697	3,490	621	4,111	59
Non-commercial:
Residential mortgage	3,137	1,475	1,586	3,061	48
Revolving mortgage	96	87	-	87	87
Total non-commercial	3,233	1,562	1,586	3,148	135
Total impaired loans	$7,930	$5,052	$2,207	$7,259	$194

December 31, 2014

Commercial:
Commercial mortgage	$4,050	$3,444	$532	$3,976	$67
Commercial and industrial	779	328	66	394	98
Total commercial	4,829	3,772	598	4,370	165
Non-commercial:
Residential mortgage	3,062	2,298	725	3,023	160
Revolving mortgage	414	267	103	370	135
Total non-commercial	3,476	2,565	828	3,393	295
Total impaired loans	$8,305	$6,337	$1,426	$7,763	$460

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial mortgage	$3,847	$33	$4,058	$36
Commercial and industrial	274	-	288	2
Total commercial	4,121	33	4,346	38
Non-commercial:
Residential mortgage	3,304	19	3,139	14
Revolving mortgage	155	1	320	1
Total non-commercial	3,459	20	3,459	15
Total loans receivable	$7,580	$53	$7,805	$53

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014

(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$-	$-	$30	$1
Commercial mortgage	3,898	99	4,081	114
Commercial and industrial	306	1	286	5
Total commercial	4,204	100	4,397	120
Non-commercial:
Residential mortgage	3,195	61	2,958	61
Revolving mortgage	271	1	301	3
Total non-commercial	3,466	62	3,259	64
Total loans receivable	$7,670	$162	$7,656	$184

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The Bank reduced the interest rate below market levels on one loan during the three months ended September 30, 2015.  No loans were restructured during the three months ended September 30, 2014.  The Bank reduced the interest rate below market levels on two loans and extended the payment terms on one loan during the nine months ended September 30, 2015.  The Bank reduced the interest rate below market level on one loan and extended payment terms on two loans during the nine months ended September 30, 2014.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Non-commercial:
Residential mortgage	1	$45	$45	-	$-	$-
Total non-commercial	1	45	45	-	-	-
Total loans modified with below market interest rate	1	45	45	-	-	-

Total loans modified	1	$45	$45	-	$-	$-

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial mortgage	-	$-	$-	1	$562	$562
Commercial and industrial	1	153	153	-	-	-
Total commercial	1	153	153	1	562	562
Non-commercial:
Residential mortgage	1	45	45	-	-	-
Total non-commercial	1	45	45	-	-	-
Total loans modified with below market interest rate	2	198	198	1	562	562

Extended payment terms

Non-commercial:
Residential mortgage	1	29	42	2	67	93
Total non-commercial	1	29	42	2	67	93
Total loans modified with extended payment terms	1	29	42	2	67	93

Total loans modified	3	$227	$240	3	$629	$655

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months or nine months ended September 30, 2015 and September 30, 2014.

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

The Bank’s loans that were considered to be TDRs follow:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Nonperforming restructured loans	$1,039	$1,018
Performing restructured loans	4,730	4,804
Total	$5,769	$5,822

As of September 30, 2015, the Bank had $1.3 million of residential real estate loans in the process of foreclosure and $769,000 of foreclosed residential real estate property included in foreclosed real estate.

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

In June 2015, the Board of Directors further amended the Bank’s Qualified and Non-Qualified pension plans, effective September 1, 2015, to offer immediate lump sum payments to inactive participants, determined as of October 31, 2015, as available.  The election deadline for the inactive participant to make the lump sum selection was October 19, 2015.  The total of immediate aggregate lump sum payments to all inactive participants making this selection will be limited to approximately $975,000 for 2015.

Net periodic cost (benefit) related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$14	$12	$41	$38
Amortization of net loss	14	7	43	20
Net periodic pension cost	$28	$19	$84	$58

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs
Interest cost	$247	$250	$742	$751
Expected return on plan assets	(236)	(248)	(708)	(743)
Amortization of net loss	180	137	540	409
Net periodic pension cost	$191	$139	$574	$417

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

Shares held by the ESOP include the following:

September 30, 2015

Allocated ESOP shares, December 31, 2014	98,624
ESOP shares committed to be released during the period	23,476
ESOP shares withdrawn during the period	(11,317)
Unallocated ESOP shares	321,777
Total ESOP shares	432,560

Fair value of unallocated ESOP shares (dollars in thousands)	$8,061

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014

ESOP expense	$177	$157	$500	$440

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

Share-based compensation expenses related to restricted stock and stock options recognized for the three and nine months ended September 30, 2015 were $273,000 and $801,000, respectively, and were $267,000 and $1,204,000, respectively, for the same periods of 2014.  Compensation expense for the nine months ended September 30, 2014 included $380,000 that was recognized for accelerated vesting of restricted stock and stock options due to the medical disability of an executive officer.

The table below presents restricted stock award activity for the periods indicated:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2014	161,906	$15.75
Vested and released to participants	(40,296)	15.74
Unvested restricted shares at September 30, 2015	121,610	$15.75

There were no restricted stock awards granted or forfeited during the nine-month period ended September 30, 2015.

At September 30, 2015, unrecognized compensation expense, adjusted for expected forfeitures, was $1.4 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 2.38 years at September 30, 2015.

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the periods indicated:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2014	60,355	496,500	$16.00	7.61	$2,731

Exercised	-	(41,000)	15.71
Outstanding at September 30, 2015	60,355	455,500	$16.03	7.49	$4,111

Options exercisable at September 30, 2015		171,500	$15.84	7.41	$1,580

There were 41,000 stock options exercised during the nine-month period ended September 30,2015. There were no stock options granted or forfeited during the nine-month period ended September 30,2015.

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the nine months ended September 30, 2014.

Nine Months Ended September 30, 2014

Fair value per option award	$5.93
Expected life in years	6.5 years
Expected stock price volatility	27.03%
Expected dividend yield	0.00%
Risk-free interest rate	2.07%
Expected forfeiture rate	4.87%

At September 30, 2015, the Company had $1.0 million of unrecognized compensation expense related to stock options.  The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 2.61 years at September 30, 2015. There were 171,500 options vested and exercisable at September 30, 2015.

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

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$170,499	$149,590
Commitments under standby letters of credit	494	36
Total	$170,993	$149,626

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

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013, $250,000 in 2014 and $200,000 in 2015.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of  September 30, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

Investment Securities – Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is primarily based upon quoted prices of like or similar securities, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. The fair values of investments in mutual funds are determined by quoted prices and are included as recurring Level 1 assets. The fair values of investments in securities issued by U.S. GSEs, asset-backed securities issued by the SBA, residential mortgage-backed securities issued by U.S. GSEs, and securities issued by state and local governments are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions and are included as recurring Level 2 assets.

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

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

September 30, 2015

Financial assets:
Cash and cash equivalents	$55,765	$-	$-	$55,765	$55,765
Securities available for sale	763	133,845	-	134,608	134,608
Securities held to maturity	-	4,157	-	4,157	3,851
Investments in FHLB stock	-	-	2,807	2,807	2,807
Loans held for sale	-	5,554	-	5,554	5,437
Loans receivable, net	-	-	564,633	564,633	562,788
Accrued interest receivable	-	-	2,261	2,261	2,261
Deferred compensation assets	1,299	-	-	1,299	1,299

Financial liabilities:
Demand deposits	-	-	489,519	489,519	489,519
Time deposits	-	-	145,561	145,561	145,564
Repurchase agreements	-	-	125	125	126
Federal Home Loan Bank Advances	-	-	52,912	52,912	50,000
Deferred compensation liabilities	1,303	-	-	1,303	1,303
Accrued interest payable	-	-	121	121	121

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2014

Financial assets:
Cash and cash equivalents	$56,858	$-	$-	$56,858	$56,858
Securities available for sale	746	140,716	-	141,462	141,462
Securities held to maturity	-	4,363	-	4,363	3,999
Investments in FHLB stock	-	-	2,902	2,902	2,902
Loans held for sale	-	5,350	-	5,350	5,237
Loans receivable, net	-	-	516,752	516,752	515,871
Accrued interest receivable	-	-	2,230	2,230	2,230
Deferred compensation assets	1,418	-	-	1,418	1,418

Financial liabilities:
Demand deposits	-	-	449,286	449,286	449,286
Time deposits	-	-	153,994	153,994	154,093
Repurchase agreements	-	-	653	653	660
Federal Home Loan Bank Advances	-	-	53,382	53,382	50,000
Deferred compensation liabilities	1,418	-	-	1,418	1,418
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2015.

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

September 30, 2015

Securities available for sale:
U.S. GSE and agency securities	$-	$2,145	$-	$2,145	$2,145
Asset-backed SBA securities	-	18,001	-	18,001	18,001
Residential mortgage-backed securities issued by GSEs	-	53,916	-	53,916	53,916
State and local government securities	-	59,783	-	59,783	59,783
Mutual funds	763	-	-	763	763
Total	$763	$133,845	$-	$134,608	$134,608

Defined benefit plan assets:
Cash and cash equivalents	$326	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	13,295	-	-
Equity security mutual funds	3,473	-	-
Total	$17,239	$-	$-

December 31, 2014

Securities available for sale:
U.S. GSE and agency securities	$-	$2,138	$-	$2,138	$2,138
Asset-backed SBA securities	-	28,465	-	28,465	28,465
Residential mortgage-backed securities issued by GSEs	-	67,421	-	67,421	67,421
State and local government securities	-	42,692	-	42,692	42,692
Mutual funds	746	-	-	746	746
Total	$746	$140,716	$-	$141,462	$141,462

Defined benefit plan assets:
Cash and cash equivalents	$489	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	14,166	-	-
Equity security mutual funds	3,553	-	-
Total	$18,353	$-	$-

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

(Dollars in thousands)	Fair Value Measurement Using			Total
0 Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

September 30, 2015

Impaired loans	$-	$-	$1,877	$1,877	$1,877
Foreclosed properties	-	-	4,906	4,906	4,906

December 31, 2014

Impaired loans	$-	$-	$1,847	$1,847	$1,847
Foreclosed properties	-	-	4,341	4,341	4,341

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the nine-month period ended September 30, 2015.  If valuation techniques are deemed necessary, the Company considers those transfers  to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

September 30, 2015

Impaired loans	$1,877	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (22%)
Foreclosed properties	4,906	Discounted appraisals (2)	Collateral discounts (3)	0%-40% (9%)

December 31, 2014

Impaired loans	$1,847	Discounted appraisals (2)	Collateral discounts (3)	6%-35% (13%)
Foreclosed properties	4,341	Discounted appraisals (2)	Collateral discounts (3)	0%-40% (9%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A Caution About Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions. Forward-looking statements include, but are not limited to:

•	statements of our goals, growth and performance targets, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

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

Critical Accounting Policies

During the three- and nine-month periods ended September 30, 2015, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at September 30, 2015 and our operating performance for the three- and nine-month periods ended September 30, 2015. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

The following table provides the changes in our significant asset and liability categories at September 30, 2015 compared to December 31, 2014.

(Dollars in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change

Interest-earning assets
Interest-earning deposits with banks and overnight and short-term investments	$46,370	$47,813	$(1,443)	-3.0%
Investment securities	138,459	145,461	(7,002)	-4.8%
Investments held at cost	2,807	2,902	(95)	-3.3%
Loans held for sale	5,437	5,237	200	3.8%
Loans receivable, net of deferred fees	569,085	521,820	47,265	9.1%
Total interest-earning assets	762,158	723,233	38,925	5.4%

Noninterest-earning assets
Cash and due from banks	9,395	9,045	350	3.9%
Allowance for loan losses	(6,297)	(5,949)	(348)	-5.8%
Premises and equipment, net of accumulated depreciation	11,763	11,932	(169)	-1.4%
Foreclosed real estate	8,871	8,814	57	0.6%
Deferred income tax assets, net of deferred income tax liabilities	5,296	5,588	(292)	-5.2%
Other assets	6,670	7,387	(717)	-9.7%
Total noninterest-earning assets	35,698	36,817	(1,119)	-3.0%

Total assets	$797,856	$760,050	$37,806	5.0%

Interest-bearing liabilities
Interest-bearing deposits	$512,380	$505,929	$6,451	1.3%
Overnight and short-term borrowings	126	660	(534)	-80.9%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	562,506	556,589	5,917	1.1%

Noninterest-bearing liabilities
Noninterest-bearing deposits	122,703	97,450	25,253	25.9%
Accounts payable and other liabilities	13,911	11,614	2,297	19.8%
Total noninterest-bearing liabilities	136,614	109,064	27,550	25.3%

Total liabilities	699,120	665,653	33,467	5.0%

Total equity	98,736	94,397	4,339	4.6%

Total liabilities and equity	$797,856	$760,050	$37,806	5.0%

Cash and cash equivalents	$55,765	$56,858	$(1,093)	-1.9%
Total core deposits (excludes certificate accounts)	489,519	449,286	40,233	9.0%
Total certificates of deposit	145,564	154,093	(8,529)	-5.5%
Total deposits	635,083	603,379	31,704	5.3%
Total funding liabilities	685,209	654,039	31,170	4.8%

Assets. Total assets increased $37.8 million, or 5.0%, to $797.9 million at September 30, 2015 from $760.1 million at December 31, 2014. Cash and cash equivalents decreased $1.1 million, or 1.9%, to $55.8 million at September 30, 2015 from $56.9 million at December 31, 2014. Investment securities decreased $7.0 million, or 4.8%, to $138.5 million at September 30, 2015 from $145.5 million at December 31, 2014, primarily due to the sale of investment securities to fund loan growth. Loans receivable, net of deferred fees, increased $47.3 million, or 9.1%, to $569.1 million at September 30, 2015 from $521.8 million at December 31, 2014 as new loan originations exceeded loan repayments, prepayments and foreclosures.

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014

Loans originated:
Commercial:
Commercial mortgage	$62,412	$50,931
Construction and land development	18,361	11,328
Commercial and industrial	15,019	11,563
Non-commercial:
Residential mortgage	71,250	45,901
Construction and land development	26,721	17,839
Revolving mortgage	27,307	16,469
Consumer	15,112	17,618
Total loans originated	$236,182	$171,649

Loan principal payments, prepayments and payoffs	$127,693	$100,800

Residential mortgage loans sold	$60,503	$32,502

Nonperforming Assets. Nonperforming assets totaled $11.7 million, or 1.46% of total assets, at September 30, 2015 compared to $11.5 million, or 1.51% of total assets, at December 31, 2014. Nonperforming assets included $2.8 million in nonperforming loans and $8.9 million in foreclosed real estate at September 30, 2015 compared to $2.7 million and $8.8 million, respectively, at December 31, 2014.

Nonperforming loans increased $127,000 to $2.8 million, or 0.49% of total loans, at September 30, 2015 from $2.7 million, or 0.52% of total loans, at December 31, 2014.  Of the $127,000 increase in nonperforming loans for the nine months, $187,000 related to additional nonperforming residential mortgage loans and $24,000 related to commercial and industrial loans, which were partially offset by decreases in commercial mortgages, revolving mortgages and consumer loans. Collateral on nonperforming loans in the amount of $812,000 was moved into foreclosed real estate, while performing troubled debt restructurings (“TDRs”) decreased $74,000, or 1.5%, when comparing the same periods. Total performing TDRs and nonperforming assets increased $110,000, or 0.7%, to $16.4 million, or 2.06% of total assets, at September 30, 2015 compared to $16.3 million, or 2.15% of total assets, at December 31, 2014.

At September 30, 2015, nonperforming loans included eight residential mortgage loans that totaled $1.5 million, two commercial mortgage loans that totaled $824,000, four commercial and industrial loans that totaled $245,000 and three revolving home equity loans that totaled $204,000.  As of September 30, 2015, the nonperforming loans had specific reserves totaling $111,000.

TDRs were $5.7 million at September 30, 2015 and $5.8 million at December 31, 2014.  There were three additions to TDRs during the nine months ended September 30, 2015. At September 30, 2015, $1.0 million of the total $5.8 million of TDRs were not performing.

Foreclosed real estate at September 30, 2015 included nine properties with a total recorded amount of $8.9 million compared to ten properties with a total recorded amount of $8.8 million at December 31, 2014. During the nine months ended September 30, 2015, two new properties that totaled $812,000 were added to foreclosed real estate, while three properties that totaled $119,000 were sold. In addition, the Bank sold three of its 15 units in a mixed-use condominium complex for net proceeds of $508,000 along with two residential lots in a mixed-use lot subdivision and one parcel of land which was a portion of a residential property for net proceeds of $121,000.  We recorded $6,000 in loss provisions on foreclosed real estate during the first nine months of 2015, and there were no capital additions during the period.

Liabilities. Total deposits increased $31.7 million, or 5.3%, to $635.1 million at September 30, 2015 from $603.4 million at December 31, 2014.  During the nine months ended September 30, 2015, we continued our focus on core deposit growth, from which we exclude certificates of deposit.  Core deposits increased $40.2 million, or 9.0%, to $489.5 million at September 30, 2015 from $449.3 million at December 31, 2014.

Commercial checking and money market accounts increased $31.9 million, or 26.2%, to $153.5 million at September 30, 2015 from $121.6 million at December 31, 2014, reflecting expanded sources of lower cost funding that included a $25.2 million increase in commercial noninterest-bearing demand deposits. Our efforts to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects our commitment to establishing diversified relationships with business clients.

Since December 31, 2014, certificates of deposit decreased $8.5 million, or 5.5%, to $145.6 million at September 30, 2015 from $154.1 million at December 31, 2014 as we continued our focus on core deposit growth.  Accounts payable and other liabilities increased $2.3 million, or 19.8%, to $13.9 million at September 30, 2015 from $11.6 million at December 31, 2014.  The increase in accounts payable and other liabilities at September 30, 2015 was primarily attributable to a $1.0 million increase in escrowed payments from mortgage borrowers, a $605,000 increase in pension plan liabilities and a $513,000 increase in accrued income taxes.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Overview.  Net income was $1.1 million, or $0.28 per diluted share, for the quarter ended September 30, 2015 compared to $502,000, or $0.12 per diluted share, for the quarter ended September 30, 2014. Net interest income increased $595,000, which was the result of a $586,000 increase in total interest and dividend income and a $9,000 decrease in interest expense.  The provision for loan losses was $191,000 for the third quarter of 2015 compared to $240,000 for the same period of 2014.  Noninterest income increased $442,000 and noninterest expenses increased $213,000 during the third quarter of 2015 compared to the third quarter of 2014. Noninterest expenses for the third quarter increased primarily in compensation and employee benefits and data processing fees. The income tax provision increased $233,000 for the quarter ended September 30, 2015 compared to the same quarter of 2014.

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change

Interest and dividend income	$6,459	$5,873	$586	10.0%
Interest expense	877	886	(9)	-1.0%
Net interest income	5,582	4,987	595	11.9%
Provision for loan losses	191	240	(49)	-20.4%
Net interest income after provision for loan losses	5,391	4,747	644	13.6%
Noninterest income	2,084	1,642	442	26.9%
Noninterest expenses	5,837	5,624	213	3.8%
Income before income tax provision	1,638	765	873	114.1%
Income tax provision	496	263	233	88.6%
Net income	1,142	502	640	127.5%

Net Interest Income.  Net interest income increased by $595,000, or 11.9%, to $5.6 million for the three months ended September 30, 2015 compared to $5.0 million for the three months ended September 30, 2014. Total interest and dividend income increased $586,000, or 10.0%, to $6.5 million for the three months ended September 30, 2015 from $5.9 million for the three months ended September 30, 2014, primarily as a result of an increase of $84.5 million in average loan balances, partially offset by a 22 basis point decrease in the average yield on loans.  The average yield on mortgage-backed and other investment securities increased 31 basis points for the three months ended September 30, 2015 compared to the same period of 2014, which was partially offset by a decrease of $13.2 million in average mortgage-backed and other investment security balances. Interest expense decreased $9,000, or 1.0%, to $877,000 for the three months ended September 30, 2015 from $886,000 for the three months ended September 30, 2014, primarily due to a $12.0 million decrease in the average balances of certificates of deposit.  When comparing these same three-month periods, average noninterest-bearing deposits grew $27.0 million, or 29.9%, which contributed to minimizing deposit interest expense while deposit funding grew.

Interest income on loans increased $594,000, or 11.5%, to $5.8 million during the three months ended September 30, 2015, primarily due to an increase in average outstanding loans of $84.5 million, or 17.6%. Loan originations decreased $1.7 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, while residential mortgage loan sales increased by $11.5 million. Loan principal repayments decreased $9.6 million to $40.7 million for the three months ended September 30, 2015 from $50.3 million for the three months ended September 30, 2014. The average balance of the investment portfolio decreased $13.2 million, or 8.7%, to $138.9 million for the three months ended September 30, 2015 as securities were sold in part to fund new loan originations.

Provision for Loan Losses. The provision for loan losses was $191,000 for the three months ended September 30, 2015 compared to $240,000 for the three months ended September 30, 2014.  The decrease in the provision for loan losses for the third quarter of 2015 was due to improvement in loan delinquencies and the credit quality of the loan portfolio, in addition to fewer charge-offs. The allowance for loan losses totaled $6.3 million, or 1.11% of total loans, at September 30, 2015 compared to $5.9 million, or 1.14% of total loans, at December 31, 2014. We charged off $46,000 in loans during the three months ended September 30, 2015 compared to $172,000 during the three months ended September 30, 2014.

Noninterest Income. Noninterest income increased $442,000, or 26.9%, to $2.1 million for the three months ended September 30, 2015 from $1.6 million for the three months ended September 30, 2014. Factors that contributed to the increase in noninterest income during the 2015 period included increases of $269,000 in mortgage banking income, $202,000 in net gains from the sale of investment securities, $79,000 in deposit and other service charge income and $36,000 from debit card services, which were partially offset by a decrease of $98,000 in loan fees. The increase in mortgage banking income was attributable to higher volumes of residential mortgage loans originated and sold. Increased transaction volume drove the rise in income from debit card services.

Noninterest Expenses.  Noninterest expenses increased $213,000, or 3.8%, to $5.8 million for the three months ended September 30, 2015 from $5.6 million for the three months ended September 30, 2014. The increase for the third quarter of 2015 was primarily attributable to increases of $326,000 in compensation and employee benefits and $74,000 in data processing fees, which were partially offset by decreases of $77,000 in professional and outside services and $74,000 in advertising. The increase in compensation and employee benefits included increases of $174,000 for employee incentives and $61,000 in pension plan expenses.

Income Tax Provision. Income tax provision increased $233,000 to $496,000 for the three months ended September 30, 2015 from $263,000 for the three months ended September 30, 2014, primarily due to an increase in pre-tax income. The effective tax rate was 30.28% for the three months ended September 30, 2015 compared to 34.38% for the three months ended September 30, 2014, with the decrease primarily resulting from the effects of favorable permanent tax differences relative to the size of the pre-tax income in 2015 compared to 2014 that was partially offset by a $34,000 increase in deferred state income taxes due to a reduction in the state income tax rate to 4% from 5%.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Overview. Net income was $2.6 million or $0.65 per diluted common share, for the nine months ended September 30, 2015, compared to $1.8 million, or $0.43 per diluted common share, for the nine months ended September 30, 2014.  Income before income taxes increased $1.1 million, primarily due to an increase of $1.6 million in net interest income, an increase of $1.0 million in noninterest income, and a decrease of $215,000 in noninterest expenses, which were partially offset by an increase of $1.7 million in provision for loan losses.

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	$ Change	% Change

Interest and dividend income	$18,902	$17,385	$1,517	8.7%
Interest expense	2,618	2,659	(41)	-1.5%
Net interest income	16,284	14,726	1,558	10.6%
Provision for (recovery of) loan losses	450	(1,218)	1,668	136.9%
Net interest income after provision for (recovery of) loan losses	15,834	15,944	(110)	-0.7%
Noninterest income	5,662	4,652	1,010	21.7%
Noninterest expenses	17,619	17,834	(215)	-1.2%
Income before income tax provision	3,877	2,762	1,115	40.4%
Income tax provision	1,248	915	333	36.4%
Net income	2,629	1,847	782	42.3%

Net Interest Income. Net interest income increased by $1.6 million, or 10.6%, to $16.3 million for the nine months ended September 30, 2015 compared to $14.7 million for the nine months ended September 30, 2014.  Interest income on loans increased $1.8 million, primarily resulting from an $85.1 million increase in the average loan balances, partially offset by a 23 basis point decrease in the average yield on loans.  Interest on securities decreased $260,000, attributable to a $22.5 million decrease in the average balance in mortgage-backed and other investment securities, partially offset by an 8 basis point increase in the average yield earned on the investment portfolio. Interest expense decreased $41,000, or 1.5%, for the nine months ended September 30, 2015. The lower interest expense was primarily attributable to lower average balances of certificates of deposit, as well as average rate reductions of 1 basis point each on certificates of deposit and savings accounts.  The decreases in interest expense were partially offset by higher average balances of NOW, money market and savings accounts. For the same nine-month periods, as was the case for the comparable quarterly periods, average noninterest-bearing deposits grew $4.8 million, or 19.1%, which contributed to minimizing deposit interest expense while deposit funding grew.

Provision for Loan Losses. We recorded a provision for loan losses in the amount of $450,000 for the nine months ended September 30, 2015 compared to a recovery of loan losses of $(1.2) million for the nine months ended September 30, 2014.  Net charge-offs were $102,000 for the first nine months of 2015 compared to $237,000 for the first nine months of 2014.  The increase in the nine-month provision for loan losses primarily resulted from a 2014 reduction in loan loss reserves due to a modification of our loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans, which resulted in a nonrecurring reduction of approximately $1.3 million in the reserves for loans not considered impaired. The provision for loan losses for the nine-month period of 2015 was primarily due to loan growth.

Noninterest Income.  Noninterest income increased $1.0 million, or 21.7%, to $5.7 million for the nine months ended September 30, 2015 from $4.7 million for the nine months ended September 30, 2014. Factors that contributed to the increase in noninterest income during the 2015 period included increases of $686,000 in mortgage banking income, $194,000 in net gains from the sale of investment securities, $119,000 in fees from debit card services, $68,000 in deposit and other service charge income and $21,000 in income from an investment in a Small Business Investment Company. As was the case for the third quarter of 2015, the increase in mortgage banking income was attributable to higher volumes of residential mortgage loans originated and sold, and increased transaction volume that resulted in increased income from debit card services.

Noninterest Expenses. Noninterest expenses decreased $215,000, or 1.2%, to $17.6 million for the nine months ended September 30, 2015 from $17.8 million for the nine months ended September 30, 2014. The lower 2015 noninterest expenses primarily reflected decreases of $248,000 in foreclosed property expenses, $82,000 in occupancy expenses, $76,000 in advertising and $56,000 in professional and outside services, which were partially offset by increases of $195,000 in compensation and employee benefits, $63,000 in consumer loan expenses and $57,000 in indirect auto expenses. The decrease in foreclosed property expenses included a reduction of $119,000 in valuation write-downs of foreclosed properties. Compensation and employee benefits for the nine months ended September 30, 2015 included increases of $319,000 in incentive compensation expenses and $183,000 in pension plan expenses, which were partially offset by a decrease of $403,000 in equity incentive plan expenses primarily due to additional expense of $380,000 in 2014 for accelerated vesting related to the disability of a participant.

Income Tax Provision. Income tax expense increased by $333,000 for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to an increase in pre-tax income. The effective tax rate was 32.19% for the nine months ended September 30, 2015 compared to 33.13% for the nine months ended September 30, 2014, with the decrease primarily resulting from an increase in favorable permanent tax differences relative to the size of the pre-tax income in 2015 compared to 2014 that was partially offset by a $34,000 increase in deferred state income taxes due to a reduction in the state income tax rate to 4% from 5%.

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

	For The Three Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$50,036	$32	0.25%	$75,649	$50	0.26%
Loans receivable	564,562	5,762	4.05%	480,074	5,168	4.27%
Investment securities	66,741	421	3.31%	49,054	292	3.11%
Mortgage-backed and similar securities	72,182	211	1.16%	103,088	336	1.29%
Other interest-earning assets	2,807	33	4.66%	2,902	27	3.69%
Total interest-earning assets	756,328	6,459	3.46%	710,767	5,873	3.33%
Allowance for loan losses	(6,164)			(5,816)
Noninterest-earning assets	42,061			42,843

Total assets	$792,225			$747,794

Liabilities and equity

NOW accounts	$152,710	55	0.14%	$148,727	52	0.14%
Money market accounts	165,809	76	0.18%	154,006	67	0.17%
Savings accounts	46,877	11	0.09%	38,870	10	0.10%
Certificates of deposit	148,123	240	0.64%	160,095	262	0.65%
Total interest-bearing deposits	513,519	382	0.30%	501,698	391	0.31%
Overnight and short-term borrowings	159	-	0.00%	271	-	0.00%
Federal Home Loan Bank advances	50,000	495	3.93%	50,000	495	3.93%
Total interest-bearing liabilities	563,678	877	0.62%	551,969	886	0.64%
Noninterest-bearing deposits	117,214			90,185
Other noninterest-bearing liabilities	13,520			9,884
Total liabilities	694,412			652,038

Total equity	97,813			95,756

Total liabilities and equity	$792,225			$747,794

Net interest income		$5,582			$4,987

Interest rate spread			2.84%			2.69%
Net interest margin			3.00%			2.84%
Average interest-earning assets to average interest-bearing liabilities	134.18%			128.77%

	For The Nine Months Ended September 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$52,166	$104	0.27%	$77,139	$162	0.28%
Loans receivable	551,179	16,947	4.11%	466,076	15,114	4.34%
Investment securities	57,622	1,038	3.18%	55,284	1,012	3.22%
Mortgage-backed and similar securities	78,915	719	1.22%	103,773	1,005	1.29%
Other interest-earning assets	2,834	94	4.43%	2,971	92	4.14%
Total interest-earning assets	742,716	18,902	3.46%	705,243	17,385	3.36%
Allowance for loan losses	(6,109)			(6,792)
Noninterest-earning assets	41,948			46,564

Total assets	$778,555			$745,015

Liabilities and equity

NOW accounts	$152,548	162	0.14%	$147,772	159	0.14%
Money market accounts	161,322	216	0.18%	153,896	202	0.18%
Savings accounts	45,091	32	0.09%	37,325	28	0.10%
Certificates of deposit	151,684	739	0.65%	161,986	800	0.66%
Total interest-bearing deposits	510,645	1,149	0.30%	500,979	1,189	0.32%
Overnight and short-term borrowings	585	-	0.00%	591	1	0.23%
Federal Home Loan Bank advances	50,000	1,469	3.93%	50,000	1,469	3.93%
Total interest-bearing liabilities	561,230	2,618	0.62%	551,570	2,659	0.64%
Noninterest-bearing deposits	106,834			83,926
Other noninterest-bearing liabilities	13,641			9,413
Total liabilities	681,705			644,909

Total equity	96,850			100,106

Total liabilities and equity	$778,555			$745,015

Net interest income		$16,284			$14,726

Interest rate spread			2.84%			2.72%
Net interest margin			2.99%			2.85%
Average interest-earning assets to average interest-bearing liabilities	132.34%			127.86%

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

	Three Months Ended September 30, 2015 Compared To The Three Months Ended September 30, 2014			Nine Months Ended September 30, 2015 Compared To The Nine Months Ended September 30, 2014
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(16)	$(2)	$(18)	$(50)	$(8)	$(58)
Loans receivable	873	(279)	594	2,648	(815)	1,833
Investment securities	111	18	129	42	(16)	26
Mortgage-backed and similar securities	(93)	(32)	(125)	(229)	(57)	(286)
Other interest-earning assets	(1)	7	6	(4)	6	2
Total interest-earning assets	874	(288)	586	2,407	(890)	1,517

Interest expense:
NOW accounts	1	2	3	5	(2)	3
Money market accounts	5	4	9	10	4	14
Savings accounts	2	(1)	1	6	(2)	4
Certificates of deposit	(19)	(3)	(22)	(50)	(11)	(61)
Total interest-bearing deposits	(11)	2	(9)	(29)	(11)	(40)
Overnight and short-term borrowings	-	-	-	-	(1)	(1)
Total interest-bearing liabilities	(11)	2	(9)	(29)	(12)	(41)

Net increase (decrease) in interest income	$885	$(290)	$595	$2,436	$(878)	$1,558

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial mortgage	$824	$881	$(57)	-6.5%
Commercial and industrial	245	221	24	10.9%
Total commercial	1,069	1,102	(33)	-3.0%
Non-commercial:
Residential mortgage	1,541	1,354	187	13.8%
Revolving mortgage	204	230	(26)	-11.3%
Consumer	1	2	(1)	-50.0%
Total non-commercial	1,746	1,586	160	10.1%
Total nonaccruing loans (1)	2,815	2,688	127	4.7%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	2,815	2,688	127	4.7%

Foreclosed real estate	8,871	8,814	57	0.6%

Total nonperforming assets	11,686	11,502	184	1.6%

Performing troubled debt restructurings (2)	4,730	4,804	(74)	-1.5%
Performing troubled debt restructurings and total nonperforming assets	$16,416	$16,306	110	0.7%

Allowance for loan losses	$6,297	$5,949

Total loans	$569,085	$521,820

Allowance as a percentage of total loans	1.11%	1.14%
Allowance as a percentage of nonperforming loans	223.69%	221.32%
Total nonperforming loans to total loans	0.49%	0.52%
Total nonperforming loans to total assets	0.35%	0.35%
Total nonperforming assets to total assets	1.46%	1.51%
Performing troubled debt restructurings and total nonperforming assets to total assets	2.06%	2.15%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $5.8 million at September 30, 2015 and December 31, 2014. During the nine months ended September 30, 2015, three loans totaling $240,000 were restructured during the period. At September 30, 2015, $1.0 million of the total $5.8 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming assets table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $48,000 and $135,000 for the three- and nine-month periods ended September 30, 2015, respectively, compared to $41,000 and $100,000, respectively, for the comparable periods of 2014.  Interest income of $53,000 and $162,000 related to impaired loans was recognized for the three- and nine-month periods ended September 30, 2015, respectively, compared to $53,000 and $184,000, respectively, for the same periods of 2014.

At September 30, 2015, our nonaccruing loans of $2.8 million, including nonperforming TDRs, were primarily comprised of the following:

●	Commercial Mortgage Loans

○	Two loans to unrelated borrowers on commercial buildings located in Western North Carolina. As of September 30, 2015, the loans were considered impaired and nonaccruing with an aggregate balance of $824,000. The Bank had a $10,000 specific reserve as of September 30, 2015.

●	Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.7 million as of September 30, 2015.

At September 30, 2015, our performing TDRs of $4.7 million included the following:

● Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of September 30, 2015, the loan was a performing TDR with a balance of $3.0 million that matures in May of 2017. As of September 30, 2015, the loan was considered impaired and had a specific reserve of $34,000.

●	Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.7 million as of September 30, 2015.

Foreclosed properties consisted of the following at the dates indicated.

	September 30, 2015		December 31, 2014
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	7	$8,102	8	$8,706
Residential mortgage	2	769	2	108
Total	9	$8,871	10	$8,814

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Nine Months Ended September 30, 2015

Beginning balance	$8,814
Transfers from loans	812
Loss provisions	(6)
Loss on sale of foreclosed properties	(1)
Net proceeds from sales of foreclosed properties	(748)
Ending balance	$8,871

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During the year ended December 31, 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit.  During the first nine months of 2015, the Bank sold one retail unit and two office units.  At September 30, 2015, the adjusted recorded amount was $4.0 million for the remaining seven retail units and five office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	September 30, 2015	December 31, 2014	$ Change	% Change

Adversely classified loans:
Substandard	$3,997	$4,303	$(306)	-7.1%
Total adversely classified loans	3,997	4,303	(306)	-7.1%
Special mention loans	25,383	27,962	(2,579)	-9.2%
Total classified and special mention loans	29,380	32,265	(2,885)	-8.9%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$29,380	$32,265	$(2,885)	-8.9%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At September 30, 2015, substandard loans totaling $4.0 million included $2.5 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.5 million in performing substandard loans included the following:

●	Commercial Mortgage Loans

○	Two loans to one borrower on two commercial properties located in western North Carolina. As of September 30, 2015, the loans were performing with a total balance of $622,000

●	Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $787,000 as of September 30, 2015.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At September 30, 2015, special mention loans included the Bank’s largest performing TDR commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At September 30, 2015, cash and cash equivalents totaled $55.8 million, including $46.4 million in interest-bearing deposits in other banks, of which $40.0 million was on deposit with the Federal Reserve Bank.  Securities totaling $134.6 million at September 30, 2015 classified as available-for-sale provided an additional source of liquidity. In addition, at September 30, 2015, we had the ability to borrow a total of approximately $71.8 million from the Federal Home Loan Bank of Atlanta and approximately $14.7 million from the Federal Reserve Bank’s discount window. At September 30, 2015, we had $50.0 million in Federal Home Loan Bank advances outstanding and $5.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At September 30, 2015, we had $170.5 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of September 30, 2015 totaled $85.6 million, or 58.8%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At September 30, 2015

Long-term debt obligations	$50,000	$-	$50,000	$-	$-
Operating lease obligations	1,164	362	297	121	384
Total	$51,164	$362	$50,297	$121	$384

At December 31, 2014

Long-term debt obligations	$50,000	$-	$40,000	$10,000	$-
Operating lease obligations	1,436	362	523	121	430
Total	$51,436	$362	$40,523	$10,121	$430

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

It is management’s belief that, as of September 30, 2015, the Company and the Bank would have met all capital adequacy requirements under Basel III on a fully phased-in basis if such requirements were effective at that time. Management expects that the capital ratios for the Company and Bank under Basel III will continue to exceed the well-capitalized minimum capital requirements.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc. (1)

September 30, 2015

Common equity tier I capital	$104,512	18.33%	$25,653	4.50%	$37,054	6.50%
Tier I leverage capital	104,512	13.09%	31,926	4.00%	39,908	5.00%
Tier I risk-based capital	104,512	18.33%	34,204	6.00%	45,605	8.00%
Total risk-based capital	110,812	19.44%	45,605	8.00%	57,006	10.00%

December 31, 2014

Common equity tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	100,199	13.17%	30,442	4.00%	38,052	5.00%
Tier I risk-based capital	100,199	19.83%	20,210	4.00%	30,315	6.00%
Total risk-based capital	106,149	21.01%	40,420	8.00%	50,525	10.00%

Asheville Savings Bank, S.S.B. (1)

September 30, 2015

Common equity tier I capital	$93,983	16.51%	$25,623	4.50%	$37,012	6.50%
Tier I leverage capital	93,983	11.82%	31,813	4.00%	39,766	5.00%
Tier I risk-based capital	93,983	16.51%	34,164	6.00%	45,553	8.00%
Total risk-based capital	100,283	17.61%	45,553	8.00%	56,941	10.00%
NC Savings Bank capital	100,283	12.61%	39,753	5.00%	n/a	n/a

December 31, 2014

Common equity tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	93,044	12.26%	30,353	4.00%	37,942	5.00%
Tier I risk-based capital	93,044	18.43%	20,195	4.00%	30,293	6.00%
Total risk-based capital	98,994	19.61%	40,390	8.00%	50,488	10.00%
NC Savings Bank capital	98,994	13.07%	37,870	5.00%	n/a	n/a

(1)	Regulatory capital ratios are based on BASEL III capital standards for 2015 and BASEL I capital standards for 2014.

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

For the nine months ended September 30, 2015 and the year ended December 31, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Risk Analysis. Our profitability depends to a large extent on our net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, our interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond our control. Our interest-earning assets consist of fixed and floating rate loans and investment securities that generally adjust more slowly to changes in interest rates than our interest-bearing liabilities, which are primarily non-maturity deposits. Accordingly, our earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. The recent periods of sustained historically low interest rates have also reduced our net interest margins as we could not lower our cost of interest-bearing liabilities commensurate with the reductions in the yields on our interest-earning assets.

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

	As Of September 30, 2015			Over The Next Twelve Months Ending September 30, 2016
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change in Rates
(in Basis Points “BP”):

300 BP	$101,079	$(23,008)	-18.54%	$22,337	$224	1.01%
200	108,517	(15,570)	-12.55%	21,879	(234)	-1.06%
100	116,659	(7,428)	-5.99%	21,961	(152)	-0.69%
0	124,087	-	0.00%	22,113	-	0.00%
(100)	122,425	(1,662)	-1.34%	20,633	(1,480)	-6.69%

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2015.  In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number Of Shares Purchased	Average Price Paid Per Common Share	Total Number Of Shares Purchased As Part Of Publicly Announced Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plan Or Programs
July 1 - July 31, 2015	14,145	$22.65	14,145	204,775
August 1 - August 31, 2015	-	-	-	204,775
September 1 - September 30, 2015	-	-	-	204,775
Total	14,145	$22.65	14,145	204,775

On March 31, 2015, the Company announced that the Company's Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 5%, or 218,920 shares, of its outstanding common stock as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Exchange Act of 1934.  The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal blackout period. During the third quarter of 2015, a total of 14,145 shares of common stock were repurchased under this plan at an average cost of $22.65.

The following table sets forth information as of September 30, 2015 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a) (c)

Equity compensation plans approved by security holders	455,500	$16.03	60,355
Equity compensation plans not approved by security holders	–	n/a	–
Total	455,500	$16.03	60,355

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL(Extensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

ASB BANCORP, INC.
Registrant

November 6, 2015	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)