Form 10-K
period 2015-12-31
ASB Bancorp Inc
filed 2016-03-14
CIK 1520300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $87,242,126.

There were 3,985,475 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 29, 2016.

Documents Incorporated by Reference:
Portions of the proxy statement for the registrant’s 2016 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

ASB BANCORP, INC.
FORM 10-K

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

A Caution About Forward-Looking Statements

This Annual Report on Form 10-K, including information included or incorporated by reference in this Report, contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may relate to our financial condition, results of operation, plans, objectives, or future performance. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “should,” “will,” “expect,” “anticipate,” “predict,” “project,” “potential,” “believe,” “continue,” “assume,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, the following:

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

Any of the forward-looking statements that we make in this report and in other public statements we make may later prove incorrect because of inaccurate assumptions, the factors illustrated above or other factors that we cannot foresee. Consequently, no forward-looking statement can be guaranteed.

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

General

ASB Bancorp, Inc. – ASB Bancorp, Inc. (“ASB Bancorp” or the “Company”), a North Carolina corporation, was incorporated in May 2011 to be the holding company for Asheville Savings Bank (“Asheville Savings” or the “Bank”) upon the completion of the Bank’s conversion from the mutual to the stock form of ownership on October 11, 2011. Before the completion of the conversion, the Company did not engage in any significant activities other than organizational activities. The Company’s principal business activity is the ownership of the outstanding shares of common stock of the Bank. The Company does not own or lease any real property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable laws and regulations, under the terms of an expense allocation agreement entered into with the Bank. The Company and the Bank also entered into an income tax allocation agreement that provides for the filing of a consolidated federal income tax return and formalizes procedures for the payment and allocation of federal income taxes between the Company and the Bank.

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

Personnel

At December 31, 2015, the Company had 152 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationships with our employees are good.

Operating Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We seek to achieve this through the adoption of a business strategy to provide superior financial services to help our customers and communities prosper by focusing on our core values while achieving sustainable profitability and reasonable returns for our shareholders. We plan to continue our focus on loan growth in 2016. In recent years, we hired senior management with substantial experience in consumer and commercial banking to help us diversify our product offerings and expand our consumer and commercial deposit and lending products, while maintaining high asset quality standards. Our operating strategies include the following:

•	profitable growth of our commercial and small business relationships;

•	profitable growth of our residential mortgage banking;

•	increase efficiencies and productivity bank wide; and

•	cultivate a culture of accountability bank wide.

Profitable growth of our commercial and small business relationships.

Our goal is to grow the number and profitability of business relationships across all product lines, which include loans, deposits, cash management/treasury services, payments, investments/wealth management and non-bank solutions. This will necessitate a more focused approach to identifying and targeting specific niches/customer segments. We will gain a better understanding of products, services, and delivery our target customers value, determination of gaps in our offering, and a plan to close those gaps. We will attain a better alignment of organization structure, talent, delivery, processes, procedures and technology in addition to marketing strategies to promote growth.

Profitable growth of our residential mortgage banking.

Residential mortgage lending remains an important part of our lending activities. We originate fixed and adjustable-rate residential mortgage loans that are retained in our loan portfolio. However, most of the fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released as part of our efforts to reduce our interest rate risk. At December 31, 2015, residential mortgage loans totaled $186.8 million, or 32.4% of our total loan portfolio. Increasing the volume and profitability of single family residential mortgages originated and closed will necessitate an alignment of the Bank’s mortgage banking business model in support of growth goals including: people (talent and leadership), products, processes, acquisition relationships, technology, and back office operations in addition to marketing strategies to promote growth.

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

Cultivate a culture of accountability bank wide.

We will strive to create a work environment in which employees are engaged and committed to the vision of the Bank and encouraged and rewarded for performing at their highest potential. This requires a strong performance management program that provides clear direction and expectations to all employees and focuses on performance, empowering employees to take responsibility that is aligned with our core values. We hold employees accountable for performance and we provide career and professional development opportunities for them.

Market Area

We are headquartered in Asheville, North Carolina, which is the county seat of Buncombe County, North Carolina and consider Buncombe, Madison, McDowell, Henderson and Transylvania Counties in Western North Carolina and the surrounding areas to be our primary market area. Asheville is situated in the Blue Ridge Mountains at the confluence of the Swannanoa River and French Broad River and is known for its natural beauty and scenic surroundings. The nearby Great Smoky Mountains National Park and Blue Ridge Parkway are among the more visited parks in the United States. In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States. It has been referred to as the “Paris of the South,” and The New York Times calls it a “surprisingly cosmopolitan city.” It is a place that combines local arts and diversity of a city with a friendly, small town feel. Asheville is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and the most visited winery in the nation, drawing more than one million tourists each year. Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, attracting approximately nine million visitors annually, with a direct economic impact of approximately $1.5 billion to our local economy. In addition, affordable housing prices, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States. In February 2015, Top Retirements named the area as number one on the 2015 list of “Best Places to Retire,” noting Asheville’s reputation as a great place to retire makes it the standard that all other retirement towns can aspire to be. In July 2015, Forbes ranked Asheville 12th among U.S. cities as “Best Places for Business and Careers.” Also, in December 2014, Forbes featured Asheville in its series “An Unexpected Source of Innovation” as one of America’s little-known hubs of technological creativity. Originally established as a mountain retreat, Asheville now stands as a hub for technology, business innovation and growth, making it an attractive destination for corporate relocation.

The Asheville metropolitan area benefits from a diverse economy, and there is no single employer or industry upon which a significant number of our customers are dependent. The area has a mix of manufacturing including advanced manufacturing, plastics, metals, textiles, furniture and automotive parts. Agriculture including food processing is a growing segment of the local economy. Wood product businesses also are prevalent in Western North Carolina. Biopharmaceutical is also a growing segment of our economy with Jacob Holm and others having a presence in Asheville. Business services are predominant in the area with financial services, insurance, financial advisors and other professional practices making up a growing and steady part of the economy. IT/Software is emerging in our economy as well as other Knowledge Based businesses that are attracted to the area due to quality of life and available resources. Asheville is home to more than 16 climate services organizations and the headquarters of National Centers for Environmental Information (NCEI), the world’s largest archive of weather and climate data center of worldwide communication about climate change. The Travel and Tourism industry as well as entertainment, including performing arts, sports and film production continue to add economic value to the area. Western North Carolina has a number of manufacturing and technology companies located in the area, including Wilsonart International, Inc., Eaton Corporation, Thermo Fischer Scientific, Plasticard-Locktech International and Arvato Digital Services. GE Aviation, Linamar Corporation, White Labs Inc., Hi-Wire Brewing, Highland Brewing Company, Wicked Weed Brewing and BorgWarner Inc. are among the companies that expanded in the Asheville area during 2014 and 2015. Newer industries that moved to the area include American Recycling and brewers New Belgium, Sierra Nevada and Oskar Blues Brewery. The larger breweries and some successful local micro-breweries have spawned new opportunities in the region, which has created jobs and additional exposure for the area. Furthermore, the region is home to a number of educational organizations, private colleges and large public universities, such as the University of North Carolina at Asheville as well as satellite campuses of Lenoir-Rhyne University, North Carolina State University and Western Carolina University. Mission Health System, a leading employer in the Asheville metropolitan area and the state’s sixth largest health system, has been nationally recognized as one of the nation’s Top 15 Health Systems 2012-2015, the only health system in the nation to receive this recognition four years in a row, and the only health system in North Carolina to achieve Top 15 recognition. Mission Health has seven Centers of Excellence: Cancer, Heart, Mission Children’s Hospital, Neurosciences, Orthopedics, Trauma and Women’s Health.

Over the course of the past year, the tourism industry in the Asheville metropolitan area has improved, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson counties, that directly benefit from this industry. The overall unemployment rate in the Asheville metropolitan area increased to 4.2% in December 2015 from 4.0% in December 2014; however, Buncombe County had the lowest unemployment rate in North Carolina for December 2015 at 3.9%, according to statistics published by the Employment Security Commission of North Carolina (“ESCNC”). For comparative purposes, the ESCNC reported seasonally adjusted unemployment rates of 5.6% for North Carolina and 5.0% for the United States for December 2015. The Company also considers McDowell County and Transylvania County, which are not included in the unemployment statistics for the Asheville metropolitan area, as part of its primary market area. The December 2015 unemployment rates were 5.1% for McDowell County and 5.3% for Transylvania County.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from several financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2015, which is the most recent date for which deposit market share data is available from the Federal Deposit Insurance Corporation, we held approximately 10.14% of the deposits in Buncombe County, North Carolina, 3.30% of the deposits in Henderson County, North Carolina, 24.14% of the deposits in Madison County, North Carolina, 17.31% of the deposits in McDowell County, North Carolina and 4.52% of the deposits in Transylvania County, North

Carolina. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, have greater resources.

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

One-to-Four Family Residential Loans. At December 31, 2015, we had $186.8 million in one-to-four and muti-family residential loans, which represented 32.4% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

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

Interest rates and payments on our adjustable-rate mortgage loans adjust at intervals of one to five years after an initial fixed period that ranges from one to ten years. Interest rates on our adjustable-rate loans generally are indexed to the US Treasury Constant Maturity Index for the applicable periods. However, in some limited situations, these loans are indexed to the one year London Interbank Offered Rate (“LIBOR”).

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

At December 31, 2015, our largest residential mortgage loan had an outstanding balance of $3.0 million and was performing in accordance with its original terms.

Commercial Mortgage Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate. At December 31, 2015, commercial mortgage loans totaled $209.4 million, or 36.3% of our total loan portfolio, $208.6 million of which were performing. Our commercial mortgage loans are generally secured by commercial, industrial, manufacturing, small to moderately-sized office, retail, hotel, hospital and church properties located in our primary market area. Although we have historically made commercial mortgage loans that are secured by both owner-occupied and nonowner-occupied properties, we continue to emphasize the origination of commercial mortgage loans that are secured by owner-occupied properties. At December 31, 2015, $64.4 million, or 30.8% of our commercial real estate loans were secured by owner-occupied properties.

We originate fixed-rate and adjustable-rate commercial mortgage loans, generally with terms of three to five years and payments based on an amortization schedule of up to 30 years, resulting in “balloon” balances at maturity. For our adjustable-rate commercial mortgage loans, interest rates are typically equal either to the prime lending rate as reported in The Wall Street Journal or to LIBOR, plus an applicable margin. Depending upon the interest rate cycle, our adjustable-rate commercial mortgage loans typically provide for interest rate floors. Loans are secured by first mortgages, generally are originated with a maximum loan-to-value ratio of 85% and may require specified debt service coverage ratios depending on the characteristics of the project. Rates and other terms on such loans generally depend on our assessment of credit risk after considering such factors as the borrower’s financial condition, credit history, loan-to-value ratio, debt service coverage ratio and other factors, including whether the property securing the loan will be owner occupied.

At December 31, 2015, our largest commercial mortgage loan relationship consisted of five loans that had a total outstanding balance of $12.0 million. These loans were originated in February 2013 and November 2014. The loans are collateralized by leased income producing commercial properties, inclusive of retail shopping centers located in High Point, North Carolina and Greensboro, North Carolina. The loans are performing in accordance to their original loan terms.

Construction and Land Development Loans. We have originated construction and land development loans for commercial properties, such as retail shops and office units, and multi-family properties. At December 31, 2015, commercial construction and land development loans totaled $38.3 million, which represented 6.6% of our total loan portfolio, all of which were performing. Typically commercial construction loans are for a term of 12 to 24 months with interest payable monthly and are generally followed by a permanent loan with monthly principal and interest payments. Commercial construction loans generally require a maximum loan-to-value ratio of 80% and land development loans generally require a maximum loan-to-value ratio of 75%.

We also originate residential construction and land development loans for one-to-four family homes. At December 31, 2015, residential construction and land development loans totaled $16.6 million, which represented 2.9% of our total loan portfolio, all of which were performing. Residential construction loans are typically for a term of 12 months with interest payable monthly, and are generally followed by an automatic conversion to a 15-year or 30-year permanent loan with monthly payments of principal and interest. Residential construction loans are generally made only to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated. We generally require a maximum loan-to-value ratio of 80% for all construction loans unless Private Mortgage Insurance is obtained to allow for higher loan-to-value ratios.

Interest rates on all construction loans are generally tied to an index plus an applicable spread and funds are disbursed on a percentage-of-completion basis following an inspection by a third party inspector.

We also selectively originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. Land development loans, which are offered for terms of up to 18 months, are generally indexed either to the prime rate as reported in The Wall Street Journal or to LIBOR, plus an applicable margin. We generally require a maximum loan-to-value ratio of 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. These loans are typically amortized for no more than fifteen years with a three- or five-year balloon payment. At December 31, 2015, our largest commercial land development loan had an outstanding balance of $379,000, which was performing.

Revolving Mortgages and Consumer Loans. We offer revolving mortgage loans, which consist of home equity loans and lines of credit, and various consumer loans, including automobile loans and loans secured by deposits. At December 31, 2015, revolving mortgage loans totaled $66.3 million, or 11.5% of our total loan portfolio, of which $66.1 million were performing, and consumer loans totaled $36.3 million, or 6.3% of our total loan portfolio, substantially all of which were performing. Our revolving mortgage loans consist of both home equity loans with fixed-rate amortizing terms of up to 15 years and adjustable rate lines of credit with interest rates indexed either to the prime rate as published in The Wall Street Journal or to LIBOR, plus or minus an applicable margin. At December 31, 2015, our largest outstanding revolving mortgage loan balance was $500,000, which was performing. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to-four family lending. In most cases, we do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. During 2015, we discontinued the indirect origination of automobile loans through local dealers, although we continue to offer loans secured by motor vehicles directly to consumers.

Commercial and Industrial Loans. We typically offer commercial and industrial loans to small businesses located in our primary market area. At December 31, 2015, commercial and industrial loans totaled $22.9 million, which represented 4.0% of our total loan portfolio, of which $22.7 million were performing. Commercial and industrial loans consist of floating rate loans indexed either to the prime rate as published in The Wall Street Journal or to LIBOR, plus an applicable margin and fixed rate loans for terms of up to 10 years, depending on the useful life and type of collateral. Our commercial and industrial loan portfolio consists primarily of loans that are secured by equipment, accounts receivable and inventory, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors. At December 31, 2015, our largest commercial and industrial relationship had an outstanding balance of $3.7 million, was secured by a blanket first lien on all business assets, including accounts receivable, inventory, furniture, fixtures and equipment, in addition to an assignment of insurance on the owner’s life. The loan was performing in accordance with its terms.

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

Revolving Mortgages and Consumer Loans. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are secured by assets that depreciate rapidly, such as motor vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. During 2015, we discontinued the indirect origination of automobile loans through local dealers, which resulted in a decline in our consumer loan portfolio. We continue to offer loans secured by motor vehicles directly to consumers. In the case of home equity loans, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by regulation to 15% of the Bank’s unimpaired capital and surplus. At December 31, 2015, our regulatory limit on loans to one borrower was $14.3 million. At that date, our largest lending relationship consisted of five loans totaling $12.0 million that are secured by leased income producing commercial properties, inclusive of retail shopping centers located in High Point, North Carolina and Greensboro, North Carolina. The loans are currently performing in accordance with their original terms.

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

At December 31, 2015, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, securities issued by government sponsored enterprises and securities issued by state and local governments. We do not currently invest in trading account securities.

Our investment objectives are: (i) to provide and maintain liquidity within the guidelines of North Carolina banking law and the regulations of the Federal Deposit Insurance Corporation and (ii) to manage interest rate risk. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our Chief Executive Officer and our Chief Financial Officer are responsible for implementation of the investment policy and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a monthly basis.

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

Financial Services

The Bank has an agreement with LPL Financial LLC (“LPL”), a third-party registered broker-dealer, through which the Bank offers its customers, under the brand of Asheville Savings Investment Services, a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities. Pursuant to the agreement with LPL, the Bank received fees of $217,000, $268,000 and $224,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Recent Regulatory Reform

Although the financial crisis has now passed, two legislative and regulatory responses – the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Basel III-based capital rules – will continue to have an impact on our operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways, including:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;

•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies;

•	Granting new authority to the FDIC as liquidator and receiver;

•	Changing the manner in which deposit insurance assessments are made;

•	Requiring regulators to modify capital standards;

•	Establishing the Consumer Financial Protection Bureau (the “CFPB”);

•	Capping interchange fees that banks with total assets of $15 billion or more charge merchants for debit card transactions;

•	Imposing more stringent requirements on mortgage lenders; and

•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations ‒ which are organizations with $250 billion or more in total consolidated assets, with $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime. The new regulatory capital rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules will be fully phased in by January 1, 2019.

The rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from the former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

Under the rules, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. The rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 capital, but not in Common Equity Tier 1 capital, subject to certain restrictions. Tier 2 capital consists of instruments that currently qualify in Tier 2 capital plus instruments that the rules have disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rules provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We elected to opt out from the inclusion of AOCI in Common Equity Tier 1 capital.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, our conservation buffers were 12.16% for Common Equity Tier 1 capital, 10.66% for Tier 1 capital and 9.77% for total capital.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

It is management’s belief that, as of December 31, 2015, the Company and the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, the federal banking agencies, together with the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. While we continue to evaluate the impact of the final regulations, we do not currently anticipate that the Volcker Rule will have a material effect on our operations.

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

Loans to One Borrower Limitations. North Carolina law provides state savings banks with broad lending authority. However, subject to certain limited exceptions, no loans and extensions of credit to any borrower outstanding at one time and not fully secured by readily marketable collateral shall exceed 15% of the net worth of the savings bank, as defined. In addition, loans and extensions of credit fully secured by readily marketable collateral may not exceed 10% of the net worth of the savings bank. These limitations do not apply to loans or obligations made: (i) for any purpose otherwise permitted under North Carolina law in an amount not to exceed $500,000; (ii) to develop domestic residential housing units, not to exceed the lesser of $30 million or 30% of the savings bank’s net worth, provided that the purchase price of each single-family dwelling in the development does not exceed $500,000 and the aggregate amount of loans made pursuant to this authority does not exceed 150% of the savings bank’s net worth; or (iii) to finance the sale of real property acquired in satisfaction of debts in an amount up to 50% of the savings bank’s net worth.

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

As further described under “Regulation and Supervision – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued new regulatory capital rules that will impose higher minimum capital requirements for bank holding companies and banks. The rules became effective on January 1, 2015 and apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets.

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

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a Common Equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8.0% or greater, a total capital ratio of 10.0% or greater and a leverage capital ratio of 5.0% or greater. An institution is deemed to be “adequately capitalized” if it has a Common Equity Tier 1 capital ratio of 4.5% or greater, a Tier 1 capital ratio of 6.0% or greater, a total capital ratio of 8.0% or greater and a leverage capital ratio of 4.0% or greater. An institution is deemed to be “undercapitalized” if it has a Common Equity Tier 1 capital ratio of less than 4.5%, a Tier 1 capital ratio of less than 6.0%, a total capital ratio of less than 8.0% and a leverage capital ratio of less than 4.0%. An institution is deemed to be “significantly undercapitalized” if it has a Common Equity Tier 1 capital ratio of less than 3.0%, a Tier 1 capital ratio of less than 4.0%, a total capital ratio of less than 6.0% and a leverage capital ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has capital ratios, as defined in the regulations, that are equal to or less than 2.0%.

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

As further described under “Regulation and Supervision – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued new regulatory capital rules that will impose higher minimum capital requirements for bank holding companies and banks. The rules became effective on January 1, 2015 and apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. It is management’s belief that, as of December 31, 2015, the Company and the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

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

Section 23B of the Federal Reserve Act, among other things, prohibits a bank from engaging in certain transactions with certain affiliates unless the transactions are on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to such bank or its subsidiaries, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. If there are no comparable transactions, a bank’s (or one of its subsidiaries’) affiliate transaction must be on terms and under circumstances, including credit standards, that in good faith would be offered to, or would apply to, nonaffiliated companies. These requirements apply to all transactions subject to Section 23A as well as to certain other transactions.

The affiliates of a bank include any holding company of the bank, any other company under common control with the bank (including any company controlled by the same shareholders who control the bank), any subsidiary of the bank that is itself a bank, any company in which the majority of the directors or trustees also constitute a majority of the directors or trustees of the bank or holding company of the bank, any company sponsored and advised on a contractual basis by the bank or an affiliate, and any mutual fund advised by a bank or any of the bank’s affiliates. Regulation W generally excludes all non-bank subsidiaries of banks from treatment as affiliates, except for subsidiaries engaged in certain nonbank financial activities or to the extent that the Federal Reserve decides to treat these subsidiaries as affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider:

•	must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and

•	must not involve more than the normal risk of repayment or present other unfavorable features.

In addition, the Bank may not purchase an asset from or sell an asset to an insider unless the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the majority of disinterested directors.

Enforcement. The FDIC has extensive enforcement authority over insured state-chartered savings banks, including Asheville Savings. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC has authority under federal law to appoint a conservator or receiver for an insured bank under limited circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.” The FDIC may also appoint itself as conservator or receiver for an insured state non-member institution under specific circumstances on the basis of the institution’s financial condition or upon the occurrence of other events, including: (i) insolvency; (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; and (iv) insufficient capital, or the incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment without federal assistance.

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

Effective April 1, 2011, FDIC deposit assessments are based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the new base is much larger than the previous base, the FDIC also lowered assessment rates so that the total amount of revenue collected from the industry would not be significantly altered. The rule is expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. The Bank’s 2015 FDIC insurance cost decreased approximately $20,000 primarily as a result of these changes.

Federal Home Loan Bank System. Asheville Savings is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Asheville Savings, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2015, Asheville Savings complied with this requirement with an investment in FHLB of Atlanta stock of $2.8 million.

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

•
Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expands the responsibilities of financial institutions in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control (“OFAC”) Regulations; and

•
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

Federal Reserve System

The FRB regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts greater than $14.5 million and less than $103.6 million; a 10% reserve ratio is assessed on net transaction accounts greater than $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually. Asheville Savings complies with the foregoing requirements.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The Bank’s federal income tax returns were examined for 2008, 2009 and 2010. For its 2015 and 2014 calendar years, the Company’s maximum marginal federal income tax rate was 34%.

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

State Taxation

North Carolina. North Carolina imposes corporate income and franchise taxes. North Carolina’s corporate income tax was 5% for 2015 for the portion of a corporation’s net income allocable to the state. If a corporation in North Carolina does business in North Carolina and in one or more other states, North Carolina taxes a fraction of the corporation’s income based on the amount of sales, payroll and property it maintains within North Carolina. Effective for tax years beginning on or after January 1, 2014, North Carolina’s corporate income tax rate decreased to 6% from 6.9%. Effective for tax years beginning on or after January 1, 2015, North Carolina’s corporate income tax rate decreased to 5% from 6%. Reductions in North Carolina’s corporate income tax rates have the effect of reducing income taxes on current taxable income, but such reductions also have the effect of increasing income taxes on deferred tax assets that represent tax deductions deferred to future periods because the Federal income tax benefits from the state income taxes attributable to the deferred deductions are lower. North Carolina franchise tax is levied on business corporations at the rate of $1.50 per $1,000 of the largest of the following three alternate bases: (i) the amount of the corporation’s capital stock, surplus and undivided profits apportionable to the state; (ii) 55% of the appraised value of the corporation’s property in the state subject to local taxation; or (iii) the book value of the corporation’s real and tangible personal property in the state less any outstanding debt that was created to acquire or improve real property in the state.

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

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. In addition, we might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. Furthermore, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Downturns in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the NCCoB, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the

FDIC and/or the NCCoB after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $6.3 million and $5.9 million, or 1.09% and 1.14% of total loans outstanding and 246.82% and 221.32% of nonperforming loans, at December 31, 2015 and 2014, respectively. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2015, we had 93 loan relationships with outstanding balances that exceeded $1 million, all of which were performing according to their original terms. The deterioration of one or more of these loan relationships could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our commercial lending activities exposed us to losses in recent recessionary periods and our continued emphasis on commercial lending may expose us to future lending risks.

Our emphasis on commercial mortgage, commercial construction and commercial land development loans exposed us to losses as the recent economic recession has adversely affected many businesses and developers in our market area. We are continuing to emphasize our commercial mortgage and commercial and industrial lending activities. At December 31, 2015, 30.8% of our commercial real estate loans were secured by owner-occupied properties.

At December 31, 2015, our loan portfolio included $209.4 million, or 36.3% of total loans, of commercial mortgage loans, $38.3 million, or 6.6% of total loans, of commercial construction and land development loans, and $22.9 million, or 4.0% of total loans, of commercial and industrial loans. Commercial mortgage loans, commercial construction and land development loans and commercial and industrial loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of these loans often depends on the successful operation of the property and the income stream of the borrowers, and in the case of commercial construction and land development loans, the successful completion and sale of the project. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Commercial and industrial loans also expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

A slowing or declining of national and local economic conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which may negatively impact our financial condition and results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Over the course of the past two years, the tourism industry in the Asheville metropolitan area has largely recovered, which positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, that directly benefit from this industry. The overall unemployment rate in the Asheville metropolitan area was 4.2% in December 2015 compared to 4.0% in December 2014, 5.0% in December 2013, 7.5% in December 2012 and its recessionary high of

10.2% in February 2010. However, Buncombe County had the lowest unemployment rate in North Carolina for December 2015 at 3.9%. McDowell County and Transylvania County, which are located in our primary market area, continued to experience unemployment rates that exceeded the national unemployment rates. As of December 2015, the unemployment rate for McDowell County was 5.1%, and Transylvania County was 5.3%, while the national and state unemployment rates were 5.0% and 5.6%, respectively. In addition, our primary market area is recovering from a softening of the local real estate market, that included reductions in local property values and declines in the local manufacturing industry, which employs many of our borrowers. While economic conditions and real estate in our primary market areas have shown signs of improvement, there can be no assurance that this improvement will continue or that our local markets will not experience another economic decline. Economic downturns, elevated levels of unemployment, further declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms. Deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan and lease losses, which could necessitate increasing our provision for loans losses and reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

Further declines in real estate values may cause us to incur losses in our portfolio of foreclosed real estate.

Our portfolio of foreclosed real estate includes parcels of unimproved land, land with completed structures and land with structures in various stages of completion. We may have to incur additional costs to complete certain parcels of our foreclosed properties in order to market and sell the parcels, which may not fully recover upon the sale of the parcel thereby causing us to incur additional losses. In addition, although real estate values in our primary market areas have generally shown signs of improvement, there can be no assurance that this improvement will continue. If our local markets experience declines in the values of real estate, we may have to recognize further write-downs on our foreclosed real estate or incur losses when we sell our foreclosed real estate.

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

We are subject to extensive regulation that could restrict our activities, have an adverse impact on our operations, and impose financial requirements or limitations on the conduct of our business.

We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by various regulatory agencies. The Company is subject to FRB regulation, and our Bank is subject to extensive regulation, supervision, and examination by our primary federal regulator, the FDIC, and by our primary state regulator, the NCCoB. Also, as a member of the FHLB of Atlanta, the Bank must comply with applicable regulations of the Federal Housing Finance Board and the FHLB. Our Bank’s activities are also regulated under consumer protection laws applicable to our lending, deposit, and other activities. A sufficient claim against us under these laws could have a material adverse effect on our results of operations.

Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The Dodd-Frank Act and other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

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

The final rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;
•	a Tier 1 risk-based capital ratio of 6.0% (increased from the former 4.0% requirement);
•	a total risk-based capital ratio of 8.0% (unchanged from the former requirement); and
•	a leverage ratio of 4.0% (also unchanged from the former requirement).

Under the rule, Tier 1 capital is redefined to include two components: Common Equity Tier 1 capital and additional Tier 1 capital. The new and highest form of capital, Common Equity Tier 1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital includes other perpetual instruments historically included in Tier 1 capital, such as noncumulative perpetual preferred stock. Tier 2 capital generally consists of instruments that previously qualified as Tier 2 capital plus instruments that the rule has disqualified from Tier 1 capital treatment. Cumulative perpetual preferred stock, formerly includable in Tier 1 capital, is now included only in Tier 2 capital; except that the rule permits bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in Common Equity Tier 1 capital), subject to certain restrictions. Accumulated other comprehensive income (“AOCI”) is presumptively included in Common Equity Tier 1 capital and often would operate to reduce this category of capital. The rule provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We elected to opt out from the inclusion of AOCI in Common Equity Tier 1 capital.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (Common Equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2016, we are required to hold a capital conservation buffer of 0.625%, increasing by that amount each successive year until 2019.

In general, the rules have had the effect of increasing capital requirements by increasing the risk weights on certain assets, including high volatility commercial real estate, certain loans past due 90 days or more or in nonaccrual status, mortgage servicing rights not includable in Common Equity Tier 1 capital, equity exposures, and claims on securities firms, that are used in the denominator of the three risk-based capital ratios.

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

The federal banking agencies have adopted liquidity standards that, while not directly applicable to us, could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

As part of the Basel III capital process, the Basel Committee on Banking Supervision issued a new liquidity standard, a liquidity coverage ratio, which requires a banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario, as well as a net stable funding ratio, which imposes a similar requirement over a one-year period. During 2014 the United States banking regulators approved a final rule with respect to a liquidity coverage ratio for systemically important banks. Although the liquidity coverage ratio rule does not apply directly to us, the substance of the rule may inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets and adversely affect our results and financial condition. The United States regulators have not yet proposed a net stable funding ratio requirement.

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

The primary sources of our Bank’s funds are client deposits and loan repayments. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, which could be exacerbated by potential climate change, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, regulatory capital requirements, returns available to clients on alternative investments and general economic conditions. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include FHLB advances, sales of securities and loans, and federal funds lines of credit from correspondent banks, as well as out-of-market time deposits. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands, particularly if we continue to grow and experience increasing loan demand. We may be required to slow or discontinue loan growth, capital expenditures or other investments or liquidate assets should such sources not be adequate.

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

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits, the related income generated from those deposits and, in the event of branch sales or closures, losses from the sales of premises. The loss of these revenue streams, the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, included in this document, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered “critical” by us because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, such events or assumptions could have a material impact on our audited consolidated financial statements and related disclosures.

We are exposed to the possibility of technology failure and a disruption in our operations may adversely affect our business.

We rely on our computer systems and the technology of outside service providers. Our daily operations depend on the operational effectiveness of their technology. We rely on our systems to accurately track and record our assets and liabilities. If our computer systems or outside technology sources become unreliable, fail, or experience a breach of security, our ability to maintain accurate financial records may be impaired, which could materially affect our business operations and financial condition. In addition, a disruption in our operations resulting from failure of transportation and telecommunication systems, loss of power, interruption of other utilities, natural disaster, fire, global climate changes, computer hacking or viruses, failure of technology, terrorist activity or the domestic and foreign response to such activity or other events outside of our control could have an adverse impact on the financial services industry as a whole and/or on our business. Our business recovery plan may not be adequate and may not prevent significant interruptions of our operations or substantial losses. The increased number of cyber attacks during the past few years has further heightened our attention to this risk. As such, we are in the process of implementing additional security software and assigning persons to monitor and assist with the mitigation of this ever increasing risk.

Negative public opinion surrounding our company and the financial institutions industry generally could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion surrounding our company and the financial institutions industry generally, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and cybersecurity incidents, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract clients and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our clients and communities, this risk will always be present given the nature of our business.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (which we refer to as the “Patriot Act”) and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the U.S. Treasury Department to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. We have aligned our underwriting standards with the Ability to Repay and Qualified Mortgage rules and requirements issued by the Consumer Financial Protection Bureau. It is our policy not to make predatory loans and to determine borrowers’ ability to repay in accordance with CFPB standards, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

The Federal Reserve Board may require us to commit capital resources to support the Bank.

The Federal Reserve Board requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to our Bank if the Bank experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our business through our main office, banking centers and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2015.

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value At December 31, 2015

Banking Centers:
Downtown Asheville (Main Office)	1936	24,124	Owned	–	$3,071
11 Church Street
Asheville, NC 28801

Black Mountain	1960	4,500	Owned	–	242
300 West State Street
Black Mountain, NC 28711

Mars Hill	1974	2,500	Owned	–	1,195
105 North Main Street
Mars Hill, NC 28754

Skyland	1976	3,108	Owned	–	574
1879 Hendersonville Road
Asheville, NC 28803

East Asheville	1978	3,570	Owned	–	117
10 South Tunnel Road
Asheville, NC 28805

North Asheville	1979	9,846	Owned	–	398
778 Merrimon Avenue
Asheville, NC 28804

West Asheville	1981	3,670	Owned	–	373
1012 Patton Avenue
Asheville, NC 28806

Marion	1981	6,000	Owned	–	216
162 North Main Street
Marion, NC 28752

Hendersonville	1992	4,000	Owned	–	549
601 North Main Street
Hendersonville, NC 28792

Brevard	1995	2,100	Owned	–	785
2 Market Street
Straus Park
Brevard, NC 28712

Reynolds	2001	3,500	Owned	–	959
5 Olde Eastwood Village Boulevard
US 74 East
Asheville, NC 28803

(Continued on following page)

(Continued from previous page)

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value At December 31, 2015

Enka-Candler	2003	3,500	Owned	–	$970
907 Smoky Park Highway
Candler, NC 28715

Fletcher	2008	3,415	Lot Leased	1/31/2027	846
3551 Hendersonville Road			Structure
Fletcher, NC 28732			Owned

Other Offices:
Operations and Administration	2003	46,000	Leased	4/30/2017	272
901 Smoky Park Highway
Candler, NC 28715

Commercial Lending	1998	1,940	Owned	–	–	(1)
11 Church Street
Asheville, NC 28801

(1)	Net book value is reflected in net book value for our main office located at 11 Church Street, Asheville, North Carolina.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “ASBB.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Global Market on October 12, 2011. As of the close of business on December 31, 2015, there were 3,985,475 shares of common stock outstanding held by 463 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Global Market for the periods indicated.

	Market Price Per Common Share
Quarter Ended:	High Close	Low Close	Last Close

December 31, 2015	$27.00	$24.66	$25.96
September 30, 2015	25.80	21.67	25.05
June 30, 2015	21.99	20.70	21.66
March 31, 2015	21.42	19.43	20.50

December 31, 2014	$21.50	$19.01	$21.50
September 30, 2014	20.97	18.83	20.15
June 30, 2014	21.19	17.60	20.97
March 31, 2014	17.90	17.15	17.75

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

	ASB Bancorp, Inc.	NASDAQ Composite	SNL SE Thrift Index
October 12, 2011	100.00	100.00	100.00
December 31, 2011	100.51	100.32	105.47
December 31, 2012	131.62	118.14	165.42
December 31, 2013	148.20	165.60	200.09
December 31, 2014	184.71	190.17	213.13
December 31, 2015	223.00	203.69	198.04

The Company did not declare or pay any dividends to its shareholders during the years ended December 31, 2015 or 2014. See Item 1, “Business—Regulation and Supervision,” for more information regarding the Company’s and the Bank’s payment of dividends.

On September 19, 2012, the Company authorized the funding of a trust that purchased 223,382 shares of its stock during 2012 to be available for issuance under its 2012 Equity Incentive Plan. On February 5, 2013, 223,382 restricted stock awards were granted under the Plan.

The Company’s purchases of its common stock made during the quarter ended December 31, 2015 under the Company’s approved stock repurchase program and pursuant to privately negotiated transactions are set forth in the following table.

Period	Total Number Of Shares Purchased (a)	Average Price Paid Per Common Share (b)	Total Number Of Shares Purchased As Part Of Publicly Announced Programs (c)	Maximum Number Of Shares That May Yet Be Purchased Under The Plan Or Programs (d)
October 1 - October 31, 2015	-	$-	-	218,920
November 1 - November 30, 2015 (1)	421,770	26.50	-	218,920
December 1 - December 31, 2015	-	-	-	218,920
Total	421,770	$26.50	-

(1)	On November 19, 2015, the Company entered into a privately negotiated stock repurchase agreement with FVP Master Fund, L.P., pursuant to which the Company repurchased 421,770 shares of its common stock, from FVP Master Fund, L.P. for an aggregate purchase price of $11,176,905, or $26.50 per share.

On March 31, 2015, the Company announced that the Company’s Board of Directors approved a stock repurchase program whereby the Company may repurchase up to 5%, or 218,920 shares, of its outstanding common stock as and when deemed appropriate by management and under any plan that may be deployed in accordance with Rule 10b5-1 of the Exchange Act of 1934. The Rule 10b5-1 repurchase plan allows the Company to repurchase its shares during periods when it would normally not be active in the market due to its internal blackout period. During 2015, there were no shares of common stock repurchased under this stock repurchase program, and a total of 218,920 shares of common stock may yet be purchased under the program.

The Company’s 2012 Equity Incentive Plan permits the exchange of shares issued upon the exercise of stock options for the surrender of shares currently held by the grant recipient. During 2015, the Company received 17,166 shares in exchange for the issuance of 25,391 option shares using this exercise method.

Item 6.	Selected Financial Data

The summary financial data presented below for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 are derived in part from the audited consolidated financial statements that appear in this annual report. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes included in this annual report.

	December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Selected Financial Condition Data:
Balances at end of period:
Total assets	$782,853	$760,040	$733,026	$749,345	$790,859
Cash and cash equivalents	33,401	56,858	52,791	47,390	72,327
Securities available for sale	137,555	141,462	185,329	238,736	243,863
Securities held to maturity	3,809	3,999	4,241	4,649	5,218
Federal Home Loan Bank stock	2,807	2,902	3,131	3,429	3,870
Loans held for sale	7,018	5,237	4,142	9,759	6,590
Loans receivable, net of deferred fees	576,087	521,820	449,234	387,721	432,883
Allowance for loan losses	(6,289)	(5,949)	(7,307)	(8,513)	(10,627)
Foreclosed real estate	5,646	8,814	14,233	19,411	8,125
Deposits	630,904	603,379	572,786	578,299	608,236
Overnight and short-term borrowings	327	660	787	411	758
Federal Home Loan Bank advances	50,000	50,000	50,000	50,000	60,000
Total equity	89,682	94,397	101,088	111,529	115,571

Average balances for period:
Average total assets	781,974	747,491	751,406	781,633	766,130
Average loans	557,221	476,782	421,415	418,569	471,260
Average interest-earning assets	746,531	708,733	706,496	749,024	724,543
Average deposits	621,741	588,511	582,858	595,183	617,733
Average interest-bearing liabilities	562,228	551,995	561,892	594,908	626,562
Average total equity	96,308	98,981	105,941	116,208	82,151

(Dollars in thousands except	Year Ended December 31,
per share data)	2015	2014	2013	2012	2011

Selected Operating Data:
Interest and dividend income	$25,435	$23,502	$22,952	$24,992	$28,851
Interest expense	3,485	3,536	4,194	6,492	8,642
Net interest income	21,950	19,966	18,758	18,500	20,209
Provision for (recovery of) loan losses	361	(998)	(681)	1,700	3,785
Net interest income after provision for (recovery of) loan losses	21,589	20,964	19,439	16,800	16,424
Noninterest income	7,509	6,333	8,034	9,456	7,422
Noninterest expenses	23,540	23,548	25,394	25,092	22,071
Income before income tax provision	5,558	3,749	2,079	1,164	1,775
Income tax provision	1,983	1,260	625	302	588
Net income	$3,575	$2,489	$1,454	$862	$1,187

Selected Data Per Common Share:
Earnings per share - Basic	$0.92	$0.60	$0.31	$0.17	$0.23
Earnings per share - Diluted	0.89	0.59	0.31	0.17	0.23
Tangible book value per share	22.50	21.56	20.06	19.97	20.69
Stock price - High	27.24	21.96	18.41	16.40	11.99
Low	19.29	17.15	14.91	11.40	11.30
Close	25.96	21.50	17.25	15.32	11.70

	Year Ended December 31,
	2015	2014	2013	2012	2011

Performance Ratios:
Return on average assets	0.46%	0.33%	0.19%	0.11%	0.15%
Return on average equity	3.71%	2.51%	1.37%	0.74%	1.44%
Yield on average interest-earning assets	3.47%	3.37%	3.31%	3.37%	4.00%
Cost of average interest-bearing liabilities	0.62%	0.64%	0.75%	1.09%	1.38%
Interest rate spread (1)	2.85%	2.73%	2.56%	2.28%	2.62%
Net interest margin (2)	3.00%	2.87%	2.72%	2.50%	2.80%
Noninterest expense to average assets	3.01%	3.15%	3.38%	3.21%	2.88%
Efficiency ratio (3)	78.64%	88.17%	93.16%	89.08%	79.60%
Average interest-earning assets to average interest-bearing liabilities	132.78%	128.39%	125.74%	125.91%	115.64%
Average equity to average assets	12.32%	13.24%	14.10%	14.87%	10.72%

Capital Ratios:
Common Equity Tier 1 capital (4)	16.66%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital to adjusted average assets (4)	11.87%	13.17%	14.35%	14.69%	14.30%
Tier 1 risk-based capital to risk-weighted assets (4)	16.66%	19.83%	24.14%	27.72%	27.52%
Total risk-based capital to risk-weighted assets (4)	17.77%	21.01%	25.39%	28.98%	28.79%
Tangible capital to tangible assets	11.46%	12.42%	13.79%	14.88%	14.61%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.09%	1.14%	1.63%	2.20%	2.45%
Allowance for loan losses as a percent of nonperforming loans	246.82%	221.32%	610.44%	739.62%	51.53%
Net charge-offs to average loans outstanding during period	0.00%	0.08%	0.12%	0.91%	1.24%
Nonperforming loans as a percent of total loans	0.44%	0.52%	0.27%	0.30%	4.76%
Nonperforming assets as a percent of total assets	1.05%	1.51%	2.10%	2.74%	3.63%

Other Data:
Banking centers	13	13	13	13	13
Full-time equivalent employees	152	160	173	168	167

(1)	Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(2)	Represents net interest income as a percent of average interest-earning assets. Tax exempt income is reported on a tax equivalent basis using a federal marginal tax rate of 34%.
(3)	Represents noninterest expenses divided by the sum of net interest income on a tax equivalent basis using a federal marginal tax rate of 34% and noninterest income.
(4)	Regulatory capital ratios are based on BASEL III capital standards for 2015 and BASEL I capital standards for 2011 through 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to earnings. Management’s estimates of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance monthly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectibility of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the FDIC and the NCCoB, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect our earnings. See notes 1 and 4 included in the consolidated financial statements.

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

Foreclosed Real Estate. The Company’s valuations of its foreclosed real estate involve significant judgments and assumptions by management, which have a material impact on the reported values of foreclosed real estate assets and noninterest expense recorded in the financial statements. The judgments and assumptions used by management are described in “Foreclosed Real Estate” under note 1 included in the consolidated financial statements.

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets and the appropriate discount rate to be used in determining the present value of the obligation. See note 11 included in the consolidated financial statements.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014

General. Total assets increased $22.8 million, or 3.0%, to $782.9 million at December 31, 2015 from $760.0 million at December 31, 2014. Investment securities decreased $4.1 million, or 2.8%, to $141.4 million at December 31, 2015 from $145.5 million at December 31, 2014 and interest-earning deposits with banks decreased $24.0 million to $23.8 million at December 31, 2015 from $47.8 million at December 31, 2014, primarily due to the redeployment of these assets to fund loan growth. Loans receivable, net of deferred fees, increased $54.3 million, or 10.4%, to $576.1 million at December 31, 2015 from $521.8 million at December 31, 2014 as new loan originations exceeded loan repayments, prepayments, and foreclosures. Deposits increased $27.5 million, or 4.6%, to $630.9 million at December 31, 2015 from $603.4 million at December 31, 2014 with significant growth in lower cost transaction accounts.

Loans. Loan originations totaled $296.1 million for the year ended December 31, 2015 compared to $260.8 million for the year ended December 31, 2014. Residential mortgage loan originations, largely from residential purchase transactions, totaled $91.9 million in 2015 compared to $62.1million in 2014, while residential construction and land development loan originations totaled $32.5 million in 2015 compared to $27.1 million in 2014. Originations of commercial mortgage, commercial construction and land development, and commercial and industrial loans totaled $79.9 million, $23.9 million and $19.3 million, respectively, for the year ended December 31, 2015 compared to $84.1 million, $18.4 million and $14.8 million, respectively, for the year ended December 31, 2014. Revolving mortgage originations totaled $33.0 million in 2015 compared to $25.0 million in 2014, while consumer loan originations totaled $15.5 million in 2015 compared to $29.4 million in 2014. The decrease in consumer loan originations was mostly because of the discontinuation of originations of indirect automobile financing through dealers during the second quarter of 2015 due to the unprofitability of this activity. Origination activity was significantly offset by $163.8 million of normal loan repayments and prepayments and $76.1 million in loan sales for the year ended December 31, 2015, compared to $143.9 million and $42.7 million, respectively, for the year ended December 31, 2014.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2015		2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$209,397	36.32%	$201,316	38.53%	$171,993	38.23%
Commercial construction and land development	38,313	6.64%	21,661	4.14%	15,593	3.47%
Commercial and industrial	22,878	3.97%	15,872	3.04%	14,770	3.28%
Total	270,588	46.93%	238,849	45.71%	202,356	44.98%

Non-commercial:
Residential mortgage	186,839	32.41%	172,163	32.95%	161,437	35.89%
Residential construction and land development	16,587	2.88%	14,781	2.83%	8,759	1.95%
Revolving mortgage	66,258	11.49%	56,370	10.79%	49,561	11.02%
Consumer	36,291	6.29%	40,363	7.72%	27,719	6.16%
Total	305,975	53.07%	283,677	54.29%	247,476	55.02%

Total loans	576,563	100.00%	522,526	100.00%	449,832	100.00%

Less: Net deferred loan origination fees	476		706		598
Less: Allowance for loan losses	6,289		5,949		7,307
Loans receivable, net	$569,798		$515,871		$441,927

	December 31,
	2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$138,804	35.76%	$139,947	32.30%
Commercial construction and land development	5,161	1.34%	22,375	5.17%
Commercial and industrial	11,093	2.86%	17,540	4.05%
Total	155,058	39.96%	179,862	41.52%

Non-commercial:
Residential mortgage	163,571	42.14%	175,866	40.59%
Residential construction and land development	3,729	0.96%	3,907	0.90%
Revolving mortgage	48,221	12.42%	51,044	11.78%
Consumer	17,552	4.52%	22,588	5.21%
Total	233,073	60.04%	253,405	58.48%

Total loans	388,131	100.00%	433,267	100.00%

Less: Net deferred loan origination fees	410		384
Less: Allowance for loan losses	8,513		10,627
Loans receivable, net	$379,208		$422,256

Loan Portfolio Maturities

The following tables set forth certain information at December 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	December 31, 2015
(Dollars in thousands)	Commercial Mortgages	Commercial Construction And Land Development	Commercial And Industrial	Total Commercial

Amounts due in:
One year or less	$7,029	$1,968	$2,823	$11,820
More than one year through two years	23,566	2,481	5,217	31,264
More than two years through three years	31,903	685	3,637	36,225
More than three years through five years	85,489	8,108	6,471	100,068
More than five years through ten years	43,716	24,748	4,730	73,194
More than ten years through fifteen years	17,079	323	-	17,402
More than fifteen years	615	-	-	615
Total	$209,397	$38,313	$22,878	$270,588

	December 31, 2015
(Dollars in thousands)	Residential Mortgages	Residential Construction And Land Development	Revolving Mortgages	Consumer	Total Non- Commercial	Total Loans

Amounts due in:
One year or less	$485	$97	$543	$690	$1,815	$13,635
More than one year through two years	2,585	48	1,140	871	4,644	35,908
More than two years through three years	4,455	-	1,188	2,922	8,565	44,790
More than three years through five years	13,610	130	6,254	15,137	35,131	135,199
More than five years through ten years	8,957	-	21,805	16,671	47,433	120,627
More than ten years through fifteen years	13,096	-	35,328	-	48,424	65,826
More than fifteen years	143,651	16,312	-	-	159,963	160,578
Total	$186,839	$16,587	$66,258	$36,291	$305,975	$576,563

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2015 that have contractual maturities after December 31, 2016 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Due After December 31, 2016
(Dollars in thousands)	Fixed Rates	Floating Or Adjustable Rates	Total

Commercial:
Commercial mortgage	$137,074	$65,294	$202,368
Commercial construction and land development	12,623	23,722	36,345
Commercial and industrial	10,093	9,962	20,055
Total commercial	159,790	98,978	258,768
Non-commercial:
Residential mortgage	81,817	104,537	186,354
Residential construction and land development	480	16,010	16,490
Revolving mortgage	12	65,703	65,715
Consumer	35,601	-	35,601
Total non-commercial	117,910	186,250	304,160
Total loans receivable	$277,700	$285,228	$562,928

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

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Total loans at beginning of period	$521,108	$446,069	$388,967	$428,846	$495,713
Loans originated:
Commercial:
Commercial mortgage	79,933	84,145	102,280	61,910	32,688
Construction and land development	23,920	18,352	14,772	1,050	1,068
Commercial and industrial	19,306	14,782	9,698	5,853	7,199
Non-commercial:
Residential mortgage	91,932	62,082	120,555	110,682	81,705
Construction and land development	32,512	27,071	21,913	10,986	10,734
Revolving mortgage	33,041	24,962	18,683	7,107	6,385
Consumer	15,503	29,444	25,237	9,830	483
Total loans originated	296,147	260,838	313,138	207,418	140,262

Loans purchased:
Commercial:
Commercial mortgage	430	110	55	2,909	125
Construction and land development	-	-	-	-	560
Total loans purchased	430	110	55	2,909	685

Total loans originated and purchased	296,577	260,948	313,193	210,327	140,947

Deduct:
Loan principal repayments	163,775	143,863	150,027	139,879	131,393
Loan sales	76,144	42,655	105,849	90,955	68,850
Foreclosed loans transferred to foreclosed properties	820	281	708	17,464	3,533
Charge-offs	476	504	630	3,995	6,134
Deductions (additions) for other items (1)	(346)	(1,394)	(1,123)	(2,087)	(2,096)
Net loan activity during the period	55,708	75,039	57,102	(39,879)	(66,867)
Total loans at end of period	$576,816	$521,108	$446,069	$388,967	$428,846

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

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

Investment Security Portfolio

At December 31, 2015, our securities portfolio consisted of mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”), the Federal National Mortgage Association (also known as “Fannie Mae”) and the Government National Mortgage Association (also known as “Ginnie Mae”), securities of United States government agencies and corporations, securities of various government sponsored entities and securities of state and local governments. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2015, our securities portfolio represented 18.1% of total assets compared to 19.1% at December 31, 2014, the decrease primarily due to a $54.3 million increase in loans receivable to $576.1 million at December 31, 2015. Securities classified as available for sale were $137.6 million of our securities portfolio at December 31, 2015, while $3.8 million of our securities portfolio was classified as held to maturity. Securities classified as held to maturity are United States government sponsored entity, mortgage-backed and state and local government securities. In addition, at December 31, 2015, we had $2.8 million of other investments held at cost, which consisted solely of Federal Home Loan Bank of Atlanta common stock. Total investment securities decreased by $4.1 million, or 2.8%, to $141.4 million at December 31, 2015 from $145.5 million at December 31, 2014.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. For all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits, but do include securities backed by the U.S. Small Business Administration (“SBA”).

	December 31,
	2015		2014		2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
U.S. government agencies and corporations	$2,135	$2,114	$2,173	$2,138	$3,532	$3,449
Mortgage-backed and similar securities	68,700	68,092	95,814	95,886	129,712	128,538
State and local government	65,542	66,591	42,535	42,692	56,089	52,629
Other equity securities	760	758	744	746	728	713
Total available for sale	137,137	137,555	141,266	141,462	190,061	185,329

Securities held to maturity:
U.S. government agencies and corporations	1,024	1,070	1,038	1,111	1,052	1,154
Mortgage-backed and similar securities	351	376	532	572	765	815
State and local government	2,434	2,640	2,429	2,680	2,424	2,563
Total held to maturity	3,809	4,086	3,999	4,363	4,241	4,532

Total securities	$140,946	$141,641	$145,265	$145,825	$194,302	$189,861

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2015. Weighted average yields on tax-exempt securities are presented on a taxable equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year Or Less		More Than One Year To Five Years		More Than Five Years To Ten Years
December 31, 2015 (Dollars in thousands)	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield

Securities available for sale:
U.S. government agencies and corporations	$-	0.00%	$2,114	1.14%	$-	0.00%
Mortgage-backed and similar securities	-	0.00%	763	2.70%	10,903	1.79%
State and local government	-	0.00%	687	2.29%	8,935	3.12%
Total available for sale	-	0.00%	3,564	1.70%	19,838	2.39%

Securities held to maturity:
U.S. government agencies and corporations	-	0.00%	1,024	3.98%	-	0.00%
Mortgage-backed and similar securities	2	4.41%	160	4.36%	189	4.90%
State and local government	-	0.00%	-	0.00%	965	6.23%
Total held to maturity	2	4.41%	1,184	4.03%	1,154	6.01%

Total securities	$2	4.41%	$4,748	2.28%	$20,992	2.59%

	More Than Ten Years		Total
December 31, 2015 (Dollars in thousands)	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield

Securities available for sale:
U.S. government agencies and corporations	$-	0.00%	$2,114	1.14%
Mortgage-backed and similar securities	56,426	1.40%	68,092	1.48%
State and local government	56,969	3.78%	66,591	3.68%
Other equity securities	758	0.00%	758	0.00%
Total available for sale	114,153	2.58%	137,555	2.53%

Securities held to maturity:
U.S. government agencies and corporations	-	0.00%	1,024	3.98%
Mortgage-backed and similar securities	-	0.00%	351	4.65%
State and local government	1,469	6.08%	2,434	6.14%
Total held to maturity	1,469	6.08%	3,809	5.42%

Total securities	$115,622	2.62%	$141,364	2.60%

(1)	Carrying value is fair value for securities available for sale and amortized cost for securities held to maturity.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	December 31,
	2015		2014		2013
(Dollars in thousands)	Total	Percent	Total	Percent	Total	Percent

Non-interest-bearing accounts	$113,745	18.03%	$97,450	16.15%	$74,019	12.92%
NOW accounts	163,005	25.84%	152,860	25.33%	142,434	24.87%
Money market accounts	170,921	27.09%	157,091	26.04%	154,545	26.98%
Savings accounts	47,957	7.60%	41,885	6.94%	34,724	6.06%
Core deposits	495,628	78.56%	449,286	74.46%	405,722	70.83%
Certificates of deposit	135,276	21.44%	154,093	25.54%	167,064	29.17%
Total	$630,904	100.00%	$603,379	100.00%	$572,786	100.00%

Core deposits, which exclude certificates of deposit, increased $46.3 million, or 10.3%, to $495.6 million at December 31, 2015 from $449.3 million at December 31, 2014. Also during 2015, noninterest-bearing deposits, NOW deposits, money market deposits and savings deposits increased $16.3 million, $10.1 million, $13.8 million and $6.1 million, respectively. While we continued to place greater emphasis on attracting lower cost core deposits, our core deposit growth was also significantly affected by sustained low deposit rates in our competitive markets as the spread between core deposits and certificate time deposits remained narrow throughout 2015.

Commercial checking and money market accounts increased $25.4 million, or 20.9%, to $147.0 million at December 31, 2015 from $121.6 million at December 31, 2014, reflecting expanded sources of lower cost funding. The Company’s initiatives to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects its commitment to establishing diversified relationships with business clients.

Certificates of deposit decreased $18.8 million, or 12.2%, to $135.3 million at December 31, 2015 from $154.1 million at December 31, 2014. The decrease reflects management’s continued focus on reducing deposit interest rates to improve the Bank’s net interest margin. A portion of these funds moved into our other types of interest-bearing deposits, including money market accounts. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influence our willingness to match competitors’ rates to retain these accounts.

Generally, deposit amounts in excess of $250,000 are not federally insured. The following table indicates the amount of certificates of deposit greater than or equal to $250,000 by time remaining until maturity at the dates indicated.

	December 31,
(Dollars in thousands)	2015	2014	2013

Maturity period:
Three months or less	$1,085	$1,330	$646
Over three through six months	1,887	602	507
Over six through twelve months	1,455	2,703	727
Over twelve months	4,986	4,249	3,679
Total	$9,413	$8,884	$5,559

The following table sets forth time deposits classified by rates at the dates indicated.

	December 31,
(Dollars in thousands)	2015	2014	2013

0.00 - 1.00%	$118,036	$127,618	$119,451
1.01 - 2.00%	15,509	22,976	42,122
2.01 - 3.00%	1,731	3,499	4,968
3.01 - 4.00%	-	-	523
Total	$135,276	$154,093	$167,064

The following table sets forth the amount and maturities of time deposits at December 31, 2015.

	Amount Due
December 31, 2015 (Dollars in thousands)	Less Than One Year	More Than One Year To Two Years	More Than Two Years To Three Years	More Than Three Years	Total	Percent Of Total Time Deposits

0.00 - 1.00%	$72,117	$28,583	$16,633	$703	$118,036	87.26%
1.01 - 2.00%	2,340	3,917	4,185	5,067	15,509	11.46%
2.01 - 3.00%	1,731	-	-	-	1,731	1.28%
Total	$76,188	$32,500	$20,818	$5,770	$135,276	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Beginning balance	$603,379	$572,786	$578,299
Increase (decrease) before interest credited	26,005	29,023	(7,741)
Interest credited	1,520	1,570	2,228
Net increase (decrease) in deposits	27,525	30,593	(5,513)
Ending balance	$630,904	$603,379	$572,786

Borrowings

We use borrowings from the FHLB of Atlanta, federal funds purchased and other short-term borrowings to supplement our supply of funds for loans and investments and for interest rate risk management, which are summarized in the following table.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Maximum balance outstanding at any month-end during period:
FHLB advances	$50,000	$50,000	$50,000
Overnight and short-term borrowings	1,091	1,001	787

Average balance outstanding during period:
FHLB advances	$50,000	$50,000	$50,000
Overnight and short-term borrowings	473	491	542

Weighted average interest rate during period:
FHLB advances	3.93%	3.93%	3.93%
Overnight and short-term borrowings	0.05%	0.20%	0.18%

Balance outstanding at end of period:
FHLB advances	$50,000	$50,000	$50,000
Overnight and short-term borrowings	327	660	787

Weighted average interest rate at end of period:
FHLB advances	3.88%	3.88%	3.88%
Overnight and short-term borrowings	0.05%	0.05%	0.10%

Our FHLB advances are fixed-rate borrowings that, at the option of the FHLB of Atlanta, can be converted to variable rates. If the FHLB of Atlanta exercises its options to convert the fixed-rate advances to variable rates, then the Bank can accept the new terms or repay the advance without any prepayment penalty. Had the Bank elected to prepay the advances at December 31, 2015, the prepayment penalties were estimated at approximately $2.1 million.

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

	For The Year Ended December 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$49,059	$136	0.28%	$72,936	$213	0.29%
Loans receivable	557,221	22,761	4.08%	476,782	20,518	4.30%
Investment securities	60,561	1,484	3.24%	53,442	1,289	3.18%
Mortgage-backed and similar securities	76,863	927	1.21%	102,620	1,357	1.32%
Other interest-earning assets	2,827	127	4.49%	2,953	125	4.23%
Total interest-earning assets	746,531	25,435	3.47%	708,733	23,502	3.37%
Allowance for loan losses	(6,161)			(6,569)
Noninterest-earning assets	41,604			45,327

Total assets	$781,974			$747,491

Liabilities and equity

NOW accounts	$153,283	214	0.14%	$147,986	210	0.14%
Money market accounts	163,947	292	0.18%	154,424	271	0.18%
Savings accounts	45,600	44	0.10%	38,157	37	0.10%
Certificates of deposit	148,925	970	0.65%	160,937	1,052	0.65%
Total interest-bearing deposits	511,755	1,520	0.30%	501,504	1,570	0.31%
Overnight and short-term borrowings	473	-	0.05%	491	1	0.20%
Federal Home Loan Bank advances	50,000	1,965	3.93%	50,000	1,965	3.93%
Total interest-bearing liabilities	562,228	3,485	0.62%	551,995	3,536	0.64%
Noninterest-bearing deposits	109,986			87,007
Other noninterest-bearing liabilities	13,452			9,508
Total liabilities	685,666			648,510

Total equity	96,308			98,981

Total liabilities and equity	$781,974			$747,491

Net interest income		$21,950			$19,966
Interest rate spread			2.85%			2.73%
Net interest margin			3.00%			2.87%
Average interest-earning assets to average interest-bearing liabilities	132.78%			128.39%

	For The Year Ended December 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$72,936	$213	0.29%	$50,486	$188	0.37%
Loans receivable	476,782	20,518	4.30%	421,415	19,058	4.52%
Investment securities	53,442	1,289	3.18%	65,072	1,523	3.06%
Mortgage-backed and similar securities	102,620	1,357	1.32%	166,324	2,101	1.26%
Other interest-earning assets	2,953	125	4.23%	3,199	82	2.56%
Total interest-earning assets	708,733	23,502	3.37%	706,496	22,952	3.31%
Allowance for loan losses	(6,569)			(8,239)
Noninterest-earning assets	45,327			53,149

Total assets	$747,491			$751,406

Liabilities and equity

NOW accounts	$147,986	210	0.14%	$142,453	296	0.21%
Money market accounts	154,424	271	0.18%	153,804	376	0.24%
Savings accounts	38,157	37	0.10%	32,366	32	0.10%
Certificates of deposit	160,937	1,052	0.65%	182,727	1,524	0.83%
Total interest-bearing deposits	501,504	1,570	0.31%	511,350	2,228	0.44%
Overnight and short-term borrowings	491	1	0.20%	542	1	0.18%
Federal Home Loan Bank advances	50,000	1,965	3.93%	50,000	1,965	3.93%
Total interest-bearing liabilities	551,995	3,536	0.64%	561,892	4,194	0.75%
Noninterest-bearing deposits	87,007			71,508
Other noninterest-bearing liabilities	9,508			12,065
Total liabilities	648,510			645,465

Total equity	98,981			105,941

Total liabilities and equity	$747,491			$751,406

Net interest income		$19,966			$18,758
Interest rate spread			2.73%			2.56%
Net interest margin			2.87%			2.72%
Average interest-earning assets to average interest-bearing liabilities	128.39%			125.74%

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

	Year Ended December 31, 2015 Compared To The Year Ended December 31, 2014			Year Ended December 31, 2014 Compared To The Year Ended December 31, 2013
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(67)	$(10)	$(77)	$71	$(46)	$25
Loans receivable	3,326	(1,083)	2,243	2,415	(955)	1,460
Investment securities	174	21	195	(279)	45	(234)
Mortgage-backed and similar securities	(318)	(112)	(430)	(838)	94	(744)
Other interest-earning assets	(5)	7	2	(7)	50	43
Total interest-earning assets	3,110	(1,177)	1,933	1,362	(812)	550

Interest expense:
NOW accounts	7	(3)	4	11	(97)	(86)
Money market accounts	17	4	21	2	(107)	(105)
Savings accounts	7	-	7	6	(1)	5
Certificates of deposit	(78)	(4)	(82)	(168)	(304)	(472)
Total interest-bearing deposits	(47)	(3)	(50)	(149)	(509)	(658)
Overnight and short-term borrowings	-	(1)	(1)	-	-	-
Federal Home Loan Bank advances	-	-	-	-	-	-
Total interest-bearing liabilities	(47)	(4)	(51)	(149)	(509)	(658)

Net increase (decrease) in net interest income	$3,157	$(1,173)	$1,984	$1,511	$(303)	$1,208

We have experienced an unfavorable variance relating to the interest rate component because rates on loans have declined at a greater pace compared to deposit cost. Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin. Our growth in loans continues to result in favorable volume component change and overall change.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

Overview. Net income was $3.6 million, or $0.89 per diluted common share, for the year ended December 31, 2015 compared to net income of $2.5 million or $0.59 per diluted common share, for the year ended December 31, 2014, the increase primarily due to a $2.0 million increase in net interest income in 2015 and a $1.2 million increase in noninterest income, which were partially offset by a $1.4 million increase in provision for loan losses and a $723,000 increase in income tax provision.

Net interest income. Net interest income increased $2.0 million, or 9.9%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to an increase in interest income on loans and a decrease in interest expense on deposits, which were partially offset by a decrease in interest and dividend income on securities. Total interest and dividend income increased $1.9 million, or 8.2%, during the year ended December 31, 2015. Loan interest income increased $2.2 million, or 10.9%, during the year ended December 31, 2015, primarily due to an increase in average outstanding loans of $80.4 million, or 16.9%, which was partially offset by a 22 basis point decrease in the yield earned on loans during 2015. Interest income from investment securities decreased by $234,000, attributable to an $18.6 million decrease in the average balance of investment securities, partially offset by a 14 basis point increase in the yield earned on the investment portfolio. Total interest expense decreased $51,000, or 1.4%, during the year ended December 31, 2015. The slightly lower interest expense was primarily attributable to lower average balances of certificates of deposit, which were partially offset by higher average balances of NOW, money market and savings accounts. The Company continued its focus on core deposit growth, from which it excludes certificates of deposit. The average rate paid on total interest-bearing liabilities decreased two basis points during 2015. Average noninterest-bearing deposits grew $23.0 million, or 26.4%, when comparing the same periods, which contributed to the reduction in deposit interest expense while deposit funding grew.

Provision for Loan Losses. The Company recorded a provision for loan losses in the amount of $361,000 for the year ended December 31, 2015 compared to a recovery of loan losses of $998,000 for the year ended December 31, 2014. Net charge-offs were $21,000 for the year ended December 31, 2015 compared to $360,000 for the year ended December 31, 2014. The increase in the provision for loan losses was primarily due to loan growth in 2015 and to a reduction in loan loss reserves in 2014 due to a modification of our loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans, which resulted in a nonrecurring reduction of approximately $1.3 million in the reserves for loans not considered impaired. The allowance for loan losses totaled $6.3 million, or 1.09% of total loans, at December 31, 2015 compared to $5.9 million, or 1.14% of total loans, at December 31, 2014.

Noninterest Income. During the year ended December 31, 2015, total noninterest income increased $1.2 million, or 18.6%, to $7.5 million from $6.3 million for the year ended December 31, 2014. The increase in noninterest income during 2015 was primarily attributable to $845,000 in higher mortgage banking income, $364,000 in higher net gains from the sale of investment securities, $141,000 in debit card income and $110,000 in deposit and other service charge income that were partially offset by decreases of $114,000 in loan fee income, $109,000 in income from an investment in a Small Business Investment Company and $90,000 in losses on sale of foreclosed properties. The increase in mortgage banking income was attributable to higher volumes of residential mortgage loans originated and sold. The increase in gains from sales of investment securities was primarily due to more sales of investment securities that were needed to fund loan growth. The increase in deposit fees was primarily the result of higher retail checking account fees, and the increase in income from debit card services was driven by volume.

Noninterest Expenses. Noninterest expenses remained the same at $23.5 million for the years ended December 31, 2015 and 2014. Increases of $469,000 in compensation and employee benefits and $90,000 in data processing fees were offset by lower expenses in most other categories. The increase in compensation and employee benefits included increases of $490,000 for employee incentives and $263,000 for pension plan expenses in 2015, which were partially offset by a decrease of $402,000 in equity incentive plan expenses primarily due to additional expense of $380,000 in 2014 for accelerated vesting related to the disability of a participant. Decreases of noninterest expenses in 2015 included $259,000 in foreclosed property expenses, $141,000 in professional and outside services, $119,000 in occupancy expenses and $77,000 in advertising. The decrease in foreclosed property expenses included a reduction of $141,000 in valuation write-downs of foreclosed properties.

Income Tax Expense. We recorded a provision for income taxes of $2.0 million for the year ended December 31, 2015 compared to $1.3 million for the year ended December 31, 2014, primarily due to an increase in pre-tax income to $5.6 million in 2015 compared to $3.7 million in 2014. The effective tax rate was 35.7% for the year ended December 31, 2015 compared to 33.6% for the year ended December 31, 2014, with the increase primarily resulting from the decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2015 compared to 2014, and an increase in deferred state tax expense resulting from a decrease in North Carolina corporate tax rate which affected recorded deferred tax asset.

Total Comprehensive Income (Loss). Total comprehensive income or loss for the periods presented consists of net income, the change in unrealized gains and losses on securities available for sale and certain changes in our benefit obligations under our retirement plans, net of tax. We reported total comprehensive income of $4.3 million for the year ended December 31, 2015 compared to $4.1 million for the year ended December 31, 2014. The changes in the components of comprehensive income were net income of $3.6 million in 2015 compared to $2.5 million in 2014, a $141,000 increase in unrealized gains, net of taxes, on securities available for sale in 2015 compared to a $3.1 million increase in 2014, and a $600,000 decrease in defined benefit pension plan obligations, net of taxes, in 2015 compared to a $1.5 million increase in 2014. The decrease in defined benefit obligations reflected in other comprehensive income primarily resulted from an increase in the assumed discount rate used to estimate the pension liability that was partially offset by the effects of the Federally mandated use of revised mortality tables that reflected greater longevity at December 31, 2015 compared to December 31, 2014.

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

Provision for Loan Losses. The Company recorded a recovery of loan losses in the amount of $998,000 for the year ended December 31, 2014 compared to a recovery of loan losses of $681,000 for the year ended December 31, 2013. In the second quarter of 2014, the Company assessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans, which resulted in a nonrecurring reduction of approximately $1.3 million in the Company’s reserves for loans not considered impaired in the second quarter of 2014. Charge-offs were $504,000 for the year ended December 31, 2014 compared to $630,000 for the year ended December 31, 2013. The allowance for loan losses totaled $5.9 million, or 1.14% of total loans, at December 31, 2014 compared to $7.3 million, or 1.63% of total loans, at December 31, 2013.

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

Noninterest Expenses. Noninterest expenses decreased $1.8 million, or 7.3%, to $23.5 million for the year ended December 31, 2014 compared to $25.4 million for the year ended December 31, 2013. The decrease in noninterest expenses for 2014 was primarily attributable to $1.8 million in lower foreclosed property expenses resulting from a significant decline in valuation adjustments, $319,000 in lower data processing fees that primarily resulted from renegotiated vendor contracts and $168,000 in lower occupancy expenses resulting from lower depreciation expense, which were partially offset by $395,000 in higher salaries and employee benefits and $324,000 in higher professional and outside service fees resulting from higher legal and consulting expenses. The increase in salaries and employee benefits was primarily due to an increase of $457,000 relating to the Company’s equity incentive plan, which included $380,000 related to accelerated vesting due to the disability of a participant, and an increase of $537,000 in other employee benefits, which were partially offset by a decrease of $632,000 in compensation expenses in 2014. Employee benefits for 2013 included a $499,000 one-time credit to pension expense resulting from the curtailment of benefits for future service.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Nonaccruing loans (1):
Commercial:
Commercial mortgage	$818	$881	$373	$-	$833
Construction and land development	-	-	11	40	14,695
Commercial and industrial	227	221	139	114	2,595
Total nonaccruing commercial loans	1,045	1,102	523	154	18,123

Non-commercial:
Residential mortgage	1,309	1,354	549	808	1,922
Construction and land development	-	-	-	-	110
Revolving mortgage	194	230	116	155	440
Consumer	-	2	9	34	27
Total nonaccruing non-commercial loans	1,503	1,586	674	997	2,499
Total nonaccruing loans	2,548	2,688	1,197	1,151	20,622

Total nonperforming loans (nonaccruing and 90 days or more past due)	2,548	2,688	1,197	1,151	20,622

Foreclosed properties	5,646	8,814	14,233	19,411	8,125
Total nonperforming assets	8,194	11,502	15,430	20,562	28,747

Performing troubled debt restructurings (2)	4,552	4,804	5,255	5,065	1,142

Performing troubled debt restructurings and total nonperforming assets	$12,746	$16,306	$20,685	$25,627	$29,889

Total nonperforming loans to total loans	0.44%	0.52%	0.27%	0.30%	4.76%
Total nonperforming loans to total assets	0.33%	0.35%	0.16%	0.15%	2.61%
Total nonperforming assets to total assets	1.05%	1.51%	2.10%	2.74%	3.63%
Performing troubled debt restructurings and total nonperforming assets to total assets	1.63%	2.15%	2.82%	3.42%	3.78%

(1)	Nonaccruing loans include nonperforming troubled debt restructurings that remain on nonaccrual status.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

The following table provides information with respect to changes in our nonperforming assets.

	At December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial mortgage	$818	$881	$(63)	-7.2%
Commercial and industrial	227	221	6	2.7%
Total nonaccruing commercial loans	1,045	1,102	(57)	-5.2%

Non-commercial:
Residential mortgage	1,309	1,354	(45)	-3.3%
Revolving mortgage	194	230	(36)	-15.7%
Consumer	-	2	(2)	-100.0%
Total nonaccruing non-commercial loans	1,503	1,586	(83)	-5.2%
Total nonaccruing loans	2,548	2,688	(140)	-5.2%

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-	-	0.0%

Total nonperforming loans	2,548	2,688	(140)	-5.2%

Foreclosed properties	5,646	8,814	(3,168)	-35.9%

Total nonperforming assets	8,194	11,502	(3,308)	-28.8%

Performing troubled debt restructurings (2)	4,552	4,804	(252)	-5.2%

Performing troubled debt restructurings and total nonperforming assets	$12,746	$16,306	(3,560)	-21.8%

(1)	Troubled debt restructurings do not include troubled debt restructurings that remain on nonaccrual status and are included in nonaccrual loans above.
(2)	Performing troubled debt restructurings exclude nonaccrual troubled debt restructurings.

Nonperforming assets decreased $3.3 million, or 28.8%, to $8.2 million, or 1.05% of total assets, at December 31, 2015, compared to $11.5 million, or 1.51% of total assets, at December 31, 2014. Nonperforming assets included $2.5 million in nonperforming loans and $5.6 million in foreclosed real estate at December 31, 2015, compared to $2.7 million and $8.8 million, respectively, at December 31, 2014.

Nonperforming loans decreased $140,000, or 5.2%, to $2.5 million at December 31, 2015 from $2.7 million at December 31, 2014. Real property securing nonperforming loans in the amount of $820,000 was moved into foreclosed real estate, while performing troubled debt restructurings decreased $252,000, or 5.2%, when comparing the same periods. Total performing troubled debt restructurings and nonperforming assets decreased $3.6 million, or 21.8%, to $12.7 million, or 1.63% of total assets, at December 31, 2015, compared to $16.3 million, or 2.15% of total assets, at December 31, 2014.

Nonperforming loans at December 31, 2015 included two commercial mortgage loans that totaled $818,000, four commercial and industrial loans that totaled $227,000, four residential mortgage loans that totaled $1.3 million, and four home equity loans that totaled $194,000. As of December 31, 2015, the nonperforming loans had specific reserves of $110,000. Foreclosed real estate at December 31, 2015 included six properties with a total carrying value of $5.6 million compared to ten properties with a total carrying value of $8.8 million at December 31, 2014. During 2015, there were three new properties in the amount of $820,000 added to foreclosed real estate, while seven properties totaling $3.3 million were sold, including a large parcel with a recorded amount of $3.1 million. In addition, during 2015, the Bank sold three of its 15 units in a mixed-use condominium complex for net proceeds of $508,000 along with three residential lots in a mixed-use lot subdivision and one parcel of land that was a portion of a residential property for net proceeds of $150,000. Loss provisions on foreclosed real estate of $9,000 were recorded during 2015 and there were no capital additions during the period.

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million. During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013. During the year ended December 31, 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit. During 2015, the Bank sold one retail unit and two office units. At December 31, 2015, the adjusted recorded amount was $4.0 million for the remaining seven retail units and five office units.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2015, we had $5.5 million of these modified loans, which are also referred to as troubled debt restructurings, of which $4.6 million were performing in accordance with their restructured terms, compared to $5.8 million troubled debt restructurings at December 31, 2014, of which $4.8 million were performing in accordance with their restructured terms. The decrease in troubled debt restructurings since December 31, 2014 was primarily the result of the excess of loan repayments, loans for which the collateral was transferred into foreclosed properties and loans charged off over newly restructured loans added during 2015. All troubled debt restructurings were restructured in order to help the borrowers remain current on their debt obligation. At December 31, 2015, $979,000 of the total $5.5 million of troubled debt restructurings were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $180,000 for the year ended December 31, 2015 compared to $143,000 for the year ended December 31, 2014. Interest income recognized on nonperforming loans was $210,000 for the year ended December 31, 2015 compared to $232,000 for the year ended December 31, 2014.

At December 31, 2015, our nonaccruing loans included the following:

● Commercial Mortgage Loans

○	Two loans to unrelated borrowers on commercial buildings located in Western North Carolina. As of December 31, 2015, the loans were considered impaired and nonaccruing with an aggregate balance of $818,000. The Bank had a specific reserve of $10,000 as of December 31, 2015.

● Residential Mortgage Loans

○	Four loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.3 million as of December 31, 2015.

At December 31, 2015, our performing troubled debt restructurings included the following:

● Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of December 31, 2015, the loan was a performing troubled debt restructuring with a balance of $3.0 million that matures in May of 2017. As of December 31, 2015, the loan was considered impaired and had a specific reserve of $29,000.

● Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.6 million as of December 31, 2015.

Foreclosed properties consisted of the following at the dates indicated.

	At December 31,
	2015		2014		2013
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	5	$4,941	8	$8,706	9	$13,822
Residential mortgage	1	705	2	108	2	411
Total	6	$5,646	10	$8,814	11	$14,233

An analysis of foreclosed real estate follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Beginning balance	$8,814	$14,233	$19,411
Transfers from loans	820	281	708
Capitalized cost	-	242	39
Valuation adjustments of foreclosed real estate	(9)	(150)	(1,846)
Net gain (loss) on sale of foreclosed properties	(33)	57	330
Net proceeds from sales of foreclosed properties	(3,946)	(5,849)	(4,409)
Ending balance	$5,646	$8,814	$14,233

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Adversely classified loans:
Substandard	$3,976	$4,303	$3,481	$3,969	$23,972
Doubtful	-	-	-	-	2
Loss	-	-	-	4	569
Total adversely classified loans	3,976	4,303	3,481	3,973	24,543
Special mention loans	23,400	27,962	34,787	35,149	34,584

Total adversely classified and special mention loans	$27,376	$32,265	$38,268	$39,122	$59,127

The following table shows the aggregate amounts of our classified loans at the dates indicated and the related changes in our classified loans.

	At December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change

Adversely classified loans:
Substandard	$3,976	$4,303	$(327)	-7.6%
Total adversely classified loans	3,976	4,303	(327)	-7.6%
Special mention loans	23,400	27,962	(4,562)	-16.3%
Total adversely classified and special mention loans	$27,376	$32,265	(4,889)	-15.2%

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2015, adversely classified loans totaling $4.0 million included $2.5 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.4 million in performing classified loans primarily included the following:

● Commercial Mortgage Loans

○	Two loans to one borrower on two commercial retail properties located in Western North Carolina. As of December 31, 2015, the loans were performing with a balance of $616,000.

● Residential Mortgage Loans

○	Six loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $453,000 as of December 31, 2015.

● Revolving Mortgage Loans

○	Five loans to multiple unrelated borrowers for revolving home equity lines of credit with an aggregate balance of $330,000 as of December 31, 2015.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies and, therefore, are not included as nonperforming assets.

At December 31, 2015, special mention loans included the following large potentially problematic loan:

● Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park with a December 31, 2015 balance of $3.0 million that was previously discussed as a performing commercial mortgage loan restructured as troubled debt.

The following table provides information about delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	Delinquent 31-89 Days		Delinquent 90 Days Or More
(Dollars in thousands)	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans

At December 31, 2015
Commercial:
Commercial mortgage	-	$-	1	$496
Commercial and industrial	-	-	3	87
Non-commercial:
Residential mortgage	5	685	3	1,193
Revolving mortgage	4	104	2	98
Consumer	105	151	-	-
Total delinquent loans	114	$940	9	$1,874

At December 31, 2014
Commercial:
Commercial mortgage	1	$532	-	$-
Commercial and industrial	-	-	2	43
Non-commercial:
Residential mortgage	3	576	5	1,226
Revolving mortgage	9	396	3	141
Consumer	94	227	1	1
Total delinquent loans	107	$1,731	11	$1,411

At December 31, 2013
Commercial:
Commercial mortgage	1	$372	-	$-
Commercial construction and land development	-	-	1	11
Commercial and industrial	4	165	1	79
Non-commercial:
Residential mortgage	6	241	7	549
Revolving mortgage	9	434	1	24
Consumer	114	300	-	-
Total delinquent loans	134	$1,512	10	$663

At December 31, 2012
Commercial:
Commercial mortgage	1	$393	-	$-
Commercial construction and land development	1	16	1	40
Commercial and industrial	7	135	1	114
Non-commercial:
Residential mortgage	9	875	10	808
Revolving mortgage	4	203	2	60
Consumer	158	492	4	28
Total delinquent loans	180	$2,114	18	$1,050

	Delinquent 31-89 Days		Delinquent 90 Days Or More
(Dollars in thousands)	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans

At December 31, 2011
Commercial:
Commercial mortgage	-	$-	1	$833
Commercial construction and land development	1	363	7	6,251
Commercial and industrial	9	2,177	4	506
Non-commercial:
Residential mortgage	12	1,426	11	1,922
Residential construction and land development	-	-	1	110
Revolving mortgage	11	751	4	407
Consumer	213	939	7	27
Total delinquent loans	246	$5,656	35	$10,056

The following table provides information about changes in our delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	At December 31,
(Dollars in thousands)	2015	2014	$ Change	% Change

Delinquent 31-89 Days:
Commercial:
Commercial mortgage	$-	$532	$(532)	-100.0%
Non-commercial:
Residential mortgage	685	576	109	18.9%
Revolving mortgage	104	396	(292)	-73.7%
Consumer	151	227	(76)	-33.5%
Total loans delinquent 31-89 days	940	1,731	(791)	-45.7%

Delinquent 90 Days or More:
Commercial:
Commercial mortgage	496	-	496	n/a
Commercial and industrial	87	43	44	102.3%
Non-commercial:
Residential mortgage	1,193	1,226	(33)	-2.7%
Revolving mortgage	98	141	(43)	-30.5%
Consumer	-	1	(1)	-100.0%
Total loans delinquent 90 days or more	1,874	1,411	463	32.8%

Total delinquent loans	$2,814	$3,142	(328)	-10.4%

The $791,000 decrease in loans 31 to 89 days past due to December 31, 2015 from December 31, 2014 was primarily due to a $532,000 decrease in commercial mortgage loans and a $292,000 decrease in revolving mortgage loans, which were partially offset by an increase of $109,000 in residential mortgage loans. The $940,000 in loans 31 to 89 days past due at December 31, 2015 was comprised of 114 loans with an average balance of approximately $8,000, the largest of which had a balance of $374,000.

The $463,000 increase in loans 90 days or more past due to December 31, 2015 from December 31, 2014 was primarily due to a $496,000 increase in commercial mortgage loans. The $1.9 million in loans 90 days or more past due at December 31, 2015 was comprised of nine loans with an average balance of approximately $208,000, the largest of which was a nonaccruing one-to-four family residential mortgage loan with a balance of $949,000.

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

Specific Valuation Allowance. The allowance for loan losses takes into consideration that specific losses on loans deemed to be impaired are recognized in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 310: Receivables. Pursuant to ASC Topic 310, we deem a loan to be impaired when it is probable that we will not be able to collect all amounts due, including principal and interest, according to the contractual terms of the loan agreement. Generally, all classified loans (loans classified substandard, doubtful, and loss) are considered impaired and are measured for impairment under ASC Topic 310 in order to determine if an impairment reserve is required. In addition, loans that are deemed to be troubled debt restructurings are considered impaired and evaluated for an impairment reserve under ASC Topic 310. Further, any non-accrual loan is considered impaired unless there is strong and credible evidence that the loan will begin performing according to the contractual terms of the loan agreement within a reasonable period of time. Such evidence must be well documented in a credit memorandum for the loan file. Any impaired loan, when evaluated for an impairment reserve under ASC Topic 310 and no requirement for such reserve is determined, will still be deemed impaired and will not be analyzed with respect to a general valuation allowance. Rather, such loan will continue to be included in impaired loans under ASC Topic 310 with a zero reserve.

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

Methodology change – In the second quarter of 2014, the Bank accessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans. This modification resulted in sub-segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-off rates created by three sub-segments of these loan classes against the significantly diminished or nonexistent current balances within these same loan sub-segments reflecting no continued credit exposure to the Bank. Specifically, additional sub-segments were identified where the Bank made (i) loans in excess of $2.5 million to construct commercial mixed-use buildings in small communities with low population growth, (ii) speculative loans to construct one-to-four family residences for the greater of 80% of the appraised value of the completed residence or 100% of the actual costs of construction, and (iii) loans secured by equity securities that do not have a readily determinable fair value. This change in methodology resulted in a nonrecurring reduction of approximately $1.3 million in the Bank’s reserves for loans not considered impaired in the second quarter of 2014.

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

The following table sets forth the allowance for loan losses by loan class at the dates indicated.

	At December 31,
	2015			2014
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$3,021	48.04%	36.32%	$2,863	48.13%	38.53%
Commercial construction and land development	385	6.12%	6.64%	303	5.09%	4.14%
Commercial and industrial	304	4.83%	3.97%	243	4.08%	3.04%
Total commercial	3,710	58.99%	46.93%	3,409	57.30%	45.71%

Non-commercial:
Residential mortgage	1,182	18.79%	32.41%	1,128	18.96%	32.95%
Residential construction and land development	139	2.21%	2.88%	116	1.95%	2.83%
Revolving mortgage	874	13.90%	11.49%	811	13.64%	10.79%
Consumer	384	6.11%	6.29%	485	8.15%	7.72%
Total non-commercial	2,579	41.01%	53.07%	2,540	42.70%	54.29%

Total allowance for loan losses	$6,289	100.00%	100.00%	$5,949	100.00%	100.00%

	At December 31,
	2013			2012
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$3,193	43.70%	38.23%	$4,110	48.28%	35.76%
Commercial construction and land development	836	11.44%	3.47%	160	1.88%	1.34%
Commercial and industrial	531	7.27%	3.28%	590	6.93%	2.86%
Total commercial	4,560	62.41%	44.98%	4,860	57.09%	39.96%

Non-commercial:
Residential mortgage	1,074	14.70%	35.89%	1,841	21.63%	42.14%
Residential construction and land development	366	5.01%	1.95%	243	2.85%	0.96%
Revolving mortgage	834	11.41%	11.02%	1,123	13.19%	12.42%
Consumer	473	6.47%	6.16%	446	5.24%	4.52%
Total non-commercial	2,747	37.59%	55.02%	3,653	42.91%	60.04%

Total allowance for loan losses	$7,307	100.00%	100.00%	$8,513	100.00%	100.00%

	At December 31,
	2011
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$4,496	42.31%	32.30%
Commercial construction and land development	1,399	13.16%	5.17%
Commercial and industrial	730	6.87%	4.05%
Total commercial	6,625	62.34%	41.52%

Non-commercial:
Residential mortgage	2,125	20.00%	40.59%
Residential construction and land development	189	1.78%	0.90%
Revolving mortgage	1,092	10.27%	11.78%
Consumer	596	5.61%	5.21%
Total non-commercial	4,002	37.66%	58.48%

Total allowance for loan losses	$10,627	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At Or For The Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Balance at beginning of period	$5,949	$7,307	$8,513	$10,627	$12,676
Provision for (recovery of) loan losses	361	(998)	(681)	1,700	3,785
Charge offs:
Commercial:
Commercial mortgage	-	-	-	593	1,121
Commercial construction and land development	-	-	24	2,651	1,959
Commercial and industrial	80	95	24	203	953
Total commercial charge-offs	80	95	48	3,447	4,033
Non-commercial:
Residential mortgage	131	90	30	224	604
Residential construction and land development	-	-	-	24	551
Revolving mortgage	54	77	198	56	504
Consumer	211	242	354	244	442
Total non-commercial charge-offs	396	409	582	548	2,101
Total charge-offs	476	504	630	3,995	6,134
Recoveries:
Commercial:
Commercial mortgage	120	7	14	2	7
Commercial construction and land development	100	-	-	8	1
Commercial and industrial	4	17	33	11	86
Total commercial recoveries	224	24	47	21	94
Non-commercial:
Residential mortgage	1	36	-	66	37
Residential construction and land development	19	-	-	-	-
Revolving mortgage	139	3	6	6	69
Consumer	72	81	52	88	100
Total non-commercial recoveries	231	120	58	160	206
Total recoveries	455	144	105	181	300
Net charge-offs	21	360	525	3,814	5,834
Balance at end of period	$6,289	$5,949	$7,307	$8,513	$10,627

	At Or For The Years Ended December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Allowance for loan losses to nonperforming loans	246.82%	221.32%	610.44%	739.62%	51.53%
Allowance for loan losses to total loans outstanding at the end of the period	1.09%	1.14%	1.63%	2.20%	2.45%
Net charge-offs to average loans outstanding during the period	0.00%	0.08%	0.12%	0.91%	1.24%

Liquidity Management. Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments, maturities and sales of investment securities and borrowings from the FHLB of Atlanta. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on securities and interest-earning deposits we place with other banks; and (iv) the objectives of our asset-liability management policy.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $33.4 million, including $23.8 million in interest-bearing deposits in other banks, of which $19.2 million was on deposit with the Federal Reserve Bank. Investment securities totaling $137.6 million classified as available-for-sale also provided an additional source of liquidity at December 31, 2015. In addition, at December 31, 2015, we had the ability to borrow a total of approximately $77.9 million from the FHLB of Atlanta and approximately $13.8 million from the Federal Reserve Bank’s discount window. At December 31, 2015, we had $50.0 million in FHLB advances outstanding and $6.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At December 31, 2015, we had $171.3 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2015 totaled $76.2 million, or 56.3% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of December 31, 2015. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, our loan production office in Mecklenburg County, North Carolina and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At December 31, 2015

Long-term debt obligations	$50,000	$-	$50,000	$-	$-
Operating lease obligations	1,074	362	222	121	369
Total	$51,074	$362	$50,222	$121	$369

At December 31, 2014

Long-term debt obligations	$50,000	$-	$40,000	$10,000	$-
Operating lease obligations	1,436	362	523	121	430
Total	$51,436	$362	$40,523	$10,121	$430

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The Company had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc. (1)

December 31, 2015

Common Equity
Tier I capital	$94,743	16.66%	$25,587	4.50%	$36,960	6.50%
Tier I leverage capital	94,743	11.87%	31,935	4.00%	39,919	5.00%
Tier I risk-based capital	94,743	16.66%	34,117	6.00%	45,489	8.00%
Total risk-based capital	101,032	17.77%	45,489	8.00%	56,861	10.00%

December 31, 2014

Common Equity
Tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	$100,199	13.17%	$30,442	4.00%	$38,052	5.00%
Tier I risk-based capital	100,199	19.83%	20,210	4.00%	30,315	6.00%
Total risk-based capital	106,149	21.01%	40,420	8.00%	50,525	10.00%

(1)	Regulatory capital ratios are based on BASEL III capital standards for 2015 and BASEL I capital standards for 2014.

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Asheville Savings Bank, S.S.B. (1)

December 31, 2015

Common Equity
Tier I capital	$89,183	15.70%	$25,563	4.50%	$36,925	6.50%
Tier I leverage capital	89,183	11.20%	31,848	4.00%	39,810	5.00%
Tier I risk-based capital	89,183	15.70%	34,084	6.00%	45,446	8.00%
Total risk-based capital	95,472	16.81%	45,446	8.00%	56,807	10.00%
NC Savings Bank capital	95,472	12.21%	39,087	5.00%	n/a	n/a

December 31, 2014

Common Equity
Tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	$93,044	12.26%	$30,353	4.00%	$37,942	5.00%
Tier I risk-based capital	93,044	18.43%	20,195	4.00%	30,293	6.00%
Total risk-based capital	98,994	19.61%	40,390	8.00%	50,488	10.00%
NC Savings Bank capital	98,994	13.07%	37,870	5.00%	n/a	n/a

(1)	Regulatory capital ratios are based on BASEL III capital standards for 2015 and BASEL I capital standards for 2014.

A reconciliation of equity under GAAP and regulatory capital amounts follows:

	ASB Bancorp, Inc. December 31,		Asheville Savings Bank, S.S.B. December 31,
(Dollars in thousands)	2015	2014	2015	2014

Total GAAP equity	$89,682	$94,397	$84,122	$87,242
Accumulated other comprehensive income, net of tax	5,061	5,802	5,061	5,802
Tier I capital	94,743	100,199	89,183	93,044
Unrealized gains on available for sale equity securities	-	1	-	1
Allowable portion of allowance for loan losses	6,289	5,949	6,289	5,949
Total risk-based capital	$101,032	$106,149	95,472	98,994
Disallowed portion of allowance for loan losses	n/a	n/a	-	-
NC Savings Bank capital	n/a	n/a	$95,472	$98,994

The Bank subsidiary paid $8.5 million and $5.0 million in dividends to the Company in the years ended December 31, 2015 and 2014, respectively.

As further described under “Regulation and Supervision – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued new regulatory capital rules that impose higher minimum capital requirements for bank holding companies and banks. The rules became effective on January 1, 2015 and apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1.0 billion in total consolidated assets. It is management’s belief that, as of December 31, 2015, the Company and the Bank would have met all capital adequacy requirements under new capital rules on a fully phased-in basis if such requirements were effective at that time.

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

For the years ended December 31, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset-Liability Management Committee, which includes our Chairman of the Board and an additional Director, both of whom are Independent Directors, and members of Senior Management to communicate, coordinate and control all aspects involving asset-liability management. The Committee meets quarterly to establish and monitor the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

Rate Sensitivity Summary

	As Of December 31, 2015			Over The Next Twelve Months Ending December 31, 2016
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change In Rates (In Basis Points “BP”):

300 BP	$93,957	$(25,967)	-21.65%	$22,733	$(484)	-2.08%
200	102,556	(17,368)	-14.48%	22,536	(681)	-2.93%
100	111,662	(8,262)	-6.89%	22,861	(356)	-1.53%
0	119,924	-	0.00%	23,217	-	0.00%
(100)	118,301	(1,623)	-1.35%	21,447	(1,770)	-7.62%

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

We have audited the accompanying consolidated balance sheets of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASB Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP
Atlanta, Georgia
March 14, 2016

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2015	2014

Assets

Cash and due from banks	$9,563	$9,045
Interest-earning deposits with banks	23,838	47,813
Total cash and cash equivalents	33,401	56,858

Securities available for sale (amortized cost of $137,137 at December 31, 2015 and $141,266 at December 31, 2014)	137,555	141,462
Securities held to maturity (estimated fair value of $4,086 at December 31, 2015 and $4,363 at December 31, 2014)	3,809	3,999
Investment in Federal Home Loan Bank stock, at cost	2,807	2,902
Loans held for sale	7,018	5,237
Loans receivable (net of deferred loan fees of $476 at December 31, 2015 and $706 at December 31, 2014)	576,087	521,820
Allowance for loan losses	(6,289)	(5,949)
Loans receivable, net	569,798	515,871

Premises and equipment, net	11,616	11,932
Foreclosed real estate	5,646	8,814
Deferred income tax assets, net	4,716	5,588
Other assets	6,487	7,377

Total assets	$782,853	$760,040

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$113,745	$97,450
Interest-bearing deposits	517,159	505,929
Total deposits	630,904	603,379
Overnight and short-term borrowings	327	660
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	11,940	11,604

Total liabilities	693,171	665,643

Commitments and contingencies (Note 12)

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 3,985,475 shares issued at December 31, 2015 and 4,378,411 shares issued at December 31, 2014	40	44
Additional paid-in capital	24,056	34,047
Retained earnings	76,088	72,513
Accumulated other comprehensive loss, net of tax	(5,061)	(5,802)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,138)	(3,452)
Unearned equity incentive plan shares	(1,960)	(2,610)
Stock-based deferral plan shares	(343)	(343)

Total shareholders’ equity	89,682	94,397

Total liabilities and shareholders’ equity	$782,853	$760,040

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013

Interest and dividend income
Loans, including fees	$22,761	$20,518	$19,058
Securities	2,411	2,646	3,624
Other earning assets	263	338	270

Total interest and dividend income	25,435	23,502	22,952

Interest expense
Deposits	1,520	1,570	2,228
Overnight and short-term borrowings	-	1	1
Federal Home Loan Bank advances	1,965	1,965	1,965

Total interest expense	3,485	3,536	4,194

Net interest income	21,950	19,966	18,758

Provision for (recovery of) loan losses	361	(998)	(681)

Net interest income after provision for (recovery of) loan losses	21,589	20,964	19,439

Noninterest income
Mortgage banking income	1,763	918	1,885
Deposit and other service charge income	2,598	2,488	2,620
Income from debit card services	1,781	1,640	1,530
Gain on sale of investment securities	575	211	870
Other noninterest income	792	1,076	1,129

Total noninterest income	7,509	6,333	8,034

Noninterest expenses
Salaries and employee benefits	13,510	13,041	12,646
Occupancy expense, net	1,781	1,900	2,068
Foreclosed property expenses	239	498	2,339
Data processing fees	2,444	2,354	2,673
Federal deposit insurance premiums	504	524	601
Advertising	537	614	686
Professional and outside services	1,066	1,207	883
Other noninterest expenses	3,459	3,410	3,498

Total noninterest expenses	23,540	23,548	25,394

Income before income tax provision	5,558	3,749	2,079

Income tax provision	1,983	1,260	625

Net income	$3,575	$2,489	$1,454

Net income per common share – Basic	$0.92	$0.60	$0.31

Net income per common share – Diluted	$0.89	$0.59	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Comprehensive Income (Loss)
Net income	$3,575	$2,489	$1,454

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(575)	(211)	(870)
Deferred income tax benefit	214	79	327
Gains (losses) arising during the period	797	5,139	(6,993)
Deferred income tax benefit (expense)	(295)	(1,931)	2,705
Unrealized holding gains (losses) adjustment, net of tax	141	3,076	(4,831)

Defined Benefit Pension Plans:
Net periodic pension cost	(799)	(565)	(199)
Net pension gain (loss)	1,843	(1,799)	1,161
Deferred income tax benefit (expense)	(444)	859	(437)
Defined benefit pension plan adjustment, net of tax	600	(1,505)	525

Total other comprehensive income (loss)	741	1,571	(4,306)

Comprehensive income (loss)	$4,316	$4,060	$(2,852)

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS’ EQUITY

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Common stock
Beginning of year	$44	$50	$56
Repurchase of common stock	(4)	(6)	(6)
End of year	$40	$44	$50

Additional paid-in capital
Beginning of year	$34,047	$46,097	$53,994
Issuance of common stock	722	25	-
Repurchase of common stock	(11,571)	(12,896)	(9,138)
ESOP shares allocated	368	283	215
Stock-based compensation expense	1,082	1,484	1,026
Vesting of restricted stock	(650)	(991)	-
Tax benefit from exercise/vesting of stock awards	58	45	-
End of year	$24,056	$34,047	$46,097

Retained earnings
Beginning of year	$72,513	$70,024	$68,570
Net income	3,575	2,489	1,454
End of year	$76,088	$72,513	$70,024

Accumulated other comprehensive income (loss), net of tax
Beginning of year	$(5,802)	$(7,373)	$(3,067)
Other comprehensive income (loss)	741	1,571	(4,306)
End of year	$(5,061)	$(5,802)	$(7,373)

Unearned ESOP shares
Beginning of year	$(3,452)	$(3,766)	$(4,080)
ESOP shares allocated	314	314	314
End of year	$(3,138)	$(3,452)	$(3,766)

Unearned equity incentive plan shares
Beginning of year	$(2,610)	$(3,601)	$(3,601)
Vesting of restricted stock	650	991	-
End of year	$(1,960)	$(2,610)	$(3,601)

Stock-based deferral plan shares
Beginning of year	$(343)	$(343)	$(343)
End of year	$(343)	$(343)	$(343)

Total shareholders’ equity
Beginning of year	$94,397	$101,088	$111,529
Issuance of common stock	722	25	-
Repurchase of common stock	(11,575)	(12,902)	(9,144)
Net income	3,575	2,489	1,454
Other comprehensive income (loss)	741	1,571	(4,306)
ESOP shares allocated	682	597	529
Stock-based compensation expense	1,082	1,484	1,026
Tax benefit from exercise/vesting of stock awards	58	45	-
End of year	$89,682	$94,397	$101,088

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Operating Activities
Net income	$3,575	$2,489	$1,454
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	361	(998)	(681)
Valuation adjustments of foreclosed real estate	9	150	1,846
Depreciation	816	914	1,072
Loss (gain) on sale of fixed and other assets	(25)	(4)	1
Loss (gain) on sale of foreclosed real estate	33	(57)	(330)
Deferred income tax expense	347	1,160	304
Net amortization of premiums on securities	2,649	3,303	5,248
Gain on sale of investment securities	(575)	(211)	(870)
Net accretion of deferred fees on loans	(55)	(120)	(128)
Mortgage loans originated for sale	(76,162)	(42,833)	(98,348)
Proceeds from sale of mortgage loans	76,144	42,655	105,849
Gain on sale of mortgage loans	(1,763)	(918)	(1,884)
ESOP compensation expense	682	597	529
Stock-based compensation expense	1,082	1,484	1,026
Excess tax benefits from equity awards	(58)	(45)	-
Decrease (increase) in income tax receivable	560	103	(129)
Decrease (increase) in interest receivable	(226)	297	237
Increase (decrease) in interest payable	6	-	(12)
Net change in other assets and liabilities	1,988	142	(126)

Net cash provided by operating activities	9,388	8,108	15,058

Investing Activities
Securities available for sale:
Purchases	(79,200)	(26,494)	(65,232)
Proceeds from sales	69,086	55,821	86,220
Proceeds from maturities and/or calls	-	283	1,000
Principal repayments on mortgage-backed and asset-backed securities	12,359	16,335	40,846
Redemption of FHLB stock	95	229	298
Net increase in loans receivable	(55,053)	(73,107)	(62,618)
Foreclosed real estate:
Capitalized cost	-	(242)	(39)
Net proceeds from sales	3,946	5,849	4,409
Purchases of premises and equipment	(500)	(355)	(261)
Net proceeds from sales of fixed and other assets	25	6	1

Net cash provided by (used in) investing activities	(49,242)	(21,675)	4,624

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Financing Activities
Net increase (decrease) in deposits	$27,525	$30,593	$(5,513)
Net proceeds from (repayments of) repurchase agreements	(333)	(127)	376
Proceeds from the exercise of stock options	722	25	-
Excess tax benefits from equity awards	58	45	-
Common stock repurchased	(11,575)	(12,902)	(9,144)

Net cash provided by (used in) financing activities	16,397	17,634	(14,281)

Increase (decrease) in cash and cash equivalents	(23,457)	4,067	5,401

Cash and cash equivalents:
Beginning of period	56,858	52,791	47,390

End of period	$33,401	$56,858	$52,791

SUPPLEMENTAL DISCLOSURES:

Cash paid (received) for:
Interest on deposits, advances and other borrowings	$3,479	$3,536	$4,206
Income taxes	1,075	1	687

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	820	281	708
Increase (decrease) in unrealized gains (losses) on securities available for sale	222	4,928	(7,863)
Increase (decrease) in deferred income taxes resulting from other comprehensive income	(525)	(993)	2,595
Increase (decrease) in deferred benefit pension plans	1,044	(2,364)	962

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

Investment Securities – The Company classifies investment securities into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held to maturity securities or trading securities and equity securities not classified as trading securities are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company classified no securities as trading securities as of December 31, 2015 and December 31, 2014.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments Held at Cost – The Bank, as a member of the Federal Home Loan Bank system (the “FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2015 and December 31, 2014.

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

Methodology Change – In the second quarter of 2014, the Bank accessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans. This modification resulted in further sub-segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-off rates created by three sub-segments of these loan classes against the significantly diminished or nonexistent current balances within these same loan sub-segments reflecting no continued credit exposure to the Bank. Specifically, additional sub-segments were identified where the Bank made (i) loans in excess of $2.5 million to construct commercial mixed-use buildings in small communities with low population growth, (ii) speculative loans to construct one-to-four family residences for the greater of 80% of the appraised value of the completed residence or 100% of the actual costs of construction, and (iii) loans secured by equity securities that do not have a readily determinable fair value. This change in methodology resulted in a nonrecurring reduction of approximately $1.3 million in the Bank’s reserves for loans not considered impaired in the second quarter of 2014. The Bank made no changes to its allowance methodology in 2015.

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

Loans Past Due 90 Days or More, Nonaccruing, Impaired, or Restructured – The Bank’s policies related to loans that are placed on nonaccruing status conform to guidelines prescribed by bank regulatory authorities. Generally, the Bank suspends the accrual of interest on loans (i) that are maintained on a cash basis because of the deterioration of the financial condition of the borrower, (ii) for which payment in full of principal or interest is not expected, or (iii) on which principal or interest has been in default for a period of 90 days or more, unless the loan is both well secured and in the process of collection. While a loan is on nonaccruing status, the Bank recognizes interest income only to the extent cash payments are received in excess of collection of the principal outstanding on the loan. Loans are returned to accruing status when all principal and interest amounts contractually due are brought current and concern no longer exists as to the future collectibility of principal and interest, which is generally confirmed when the loan demonstrates performance for six consecutive months or payment cycles.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Year Ended December 31, 2015

Unrealized gain on securities	$124	$502	$(361)	$141	$265
Benefit plan liability	(5,926)	1,101	(501)	600	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(5,802)	$1,603	$(862)	$741	$(5,061)

Year Ended December 31, 2014

Unrealized gain (loss) on securities	$(2,952)	$3,208	$(132)	$3,076	$124
Benefit plan liability	(4,421)	(1,143)	(362)	(1,505)	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$2,065	$(494)	$1,571	$(5,802)

Year Ended December 31, 2013

Unrealized gain (loss) on securities	$1,879	$(4,288)	$(543)	$(4,831)	$(2,952)
Benefit plan liability	(4,946)	651	(126)	525	(4,421)
Accumulated other comprehensive loss, net of tax	$(3,067)	$(3,637)	$(669)	$(4,306)	$(7,373)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income			Affected Line Item In The Statement Where Net Income Is Presented

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Reclassification of securities gains recognized in net income	$(575)	$(211)	$(870)	Gain on sale of investment securities
Deferred income tax expense	214	79	327	Income tax provision
Total reclassifications for the period	$(361)	$(132)	$(543)	Net of tax

Net periodic pension cost	$(799)	$(565)	$(199)	Salaries and employee benefits
Deferred income tax benefit	298	203	73	Income tax provision
Total reclassifications for the period	$(501)	$(362)	$(126)	Net of tax

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pension Plan – The Bank has qualified and nonqualified defined benefit pension plans. The Bank recognizes the overfunded or underfunded status of the plans as an asset or liability in its consolidated statement of financial position and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. GAAP requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014. There were no grants under the 2012 Equity Incentive Plan during 2015. The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013

Numerator:
Net income	$3,575	$2,489	$1,454

Denominator:
Weighted average common shares outstanding	4,339,806	4,687,699	5,285,766
Less: Weighted average unvested restricted shares	(125,555)	(176,046)	(201,962)
Less: Weighted average unallocated ESOP shares	(329,560)	(360,947)	(392,334)
Weighted average common shares used to compute net income per common share – Basic	3,884,691	4,150,706	4,691,470
Add: Effect of dilutive securities	119,694	46,983	7,527
Weighted average common shares used to compute net income per common share – Diluted	4,004,385	4,197,689	4,698,997

Net income per common share – Basic	$0.92	$0.60	$0.31
Net income per common share – Diluted	$0.89	$0.59	$0.31

For the year ended December 31, 2015, options to purchase 2,274 shares of common stock were excluded from the computation of net income per common share because their effect would be anti-dilutive, and there were no restricted stock shares excluded from the computation of net income per common share. For the year ended December 31, 2014, options to purchase 7,727 shares of common stock and 273 restricted stock shares were excluded from the computation of net income per common share because their effect would be anti-dilutive. For the year ended December 31, 2013, options to purchase 74,983 shares of common stock were excluded from the computation of net income per common share because their effect would be anti-dilutive, and there were no restricted stock shares excluded from the computation of net income per common share.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ASU 2014-09 – In May, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which creates FASB Accounting Standards Codification (“FASB ASC”) Topic 606, Revenue Recognition Standard and FASB ASC Topic 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets. The standards updates affect all entities that have contracts with customers, except for certain items, which include leases accounted for under FASB ASC Topic 840, Leases; insurance contracts accounted for under FASB ASC Topic 944, Financial Services – Insurance; and most financial instruments, and guarantees (other than product warranties). The new revenue recognition standard eliminates the transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition. Public entities are required to adopt ASU 2014-09 for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. All entities will be required to apply the standard retrospectively, either using a full retrospective or a modified retrospective approach. Early adoption is not permitted for public entities. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements; however, if the Company chooses a full retrospective approach, the adoption will require a restatement for 2015 and 2016 to show comparative financial statements with a cumulative adjustment as of January 1, 2015 to disclose revenue and the direct effects of change in accounting principle.

Accounting Standards Update ASU 2014-11 – In June, 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The accounting changes in the ASU were effective for the first interim or annual period beginning after December 15, 2014 for public business entities. Early application for a public business entity was prohibited. Repurchase transactions included in ASU 2014-11 are considered immaterial for the Company’s consolidated financial statements and the guidance in the standard was not adopted by the Company.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Update ASU 2015-15 – In August, 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements given the lack of guidance on this topic in ASU 2015-03. The SEC staff has announced that it would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-15 is effective upon issuance for all entities. The Company currently does not have debt issuance costs, and this guidance would not have an impact on the Company’s consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2015

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$2,135	$-	$(21)	$2,114
Asset-backed securities issued by the Small Business Administration (SBA)	16,974	187	(17)	17,144
Residential mortgage-backed securities issued by GSEs (1)	51,726	29	(807)	50,948
State and local government securities due -
After 1 year but within 5 years	682	4	-	686
After 5 years but within 10 years	8,714	222	-	8,936
After 10 years	56,146	835	(12)	56,969
Mutual funds	760	-	(2)	758
Total	$137,137	$1,277	$(859)	$137,555

December 31, 2014

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$1,037	$-	$(11)	$1,026
After 5 years but within 10 years	1,136	-	(24)	1,112
Asset-backed securities issued by the Small Business Administration (SBA)	28,139	354	(28)	28,465
Residential mortgage-backed securities issued by GSEs (1)	67,675	189	(443)	67,421
State and local government securities due -
After 5 years but within 10 years	9,850	98	(31)	9,917
After 10 years	32,685	278	(188)	32,775
Mutual funds	744	2	-	746
Total	$141,266	$921	$(725)	$141,462

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2015 and December 31, 2014 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2015

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,024	$46	$-	$1,070
Residential mortgage-backed securities issued by GSEs (1)	351	25	-	376
State and local government securities due -
After 5 years but within 10 years	965	89	-	1,054
After 10 years	1,469	117	-	1,586
Total	$3,809	$277	$-	$4,086

December 31, 2014

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,038	$73	$-	$1,111
Residential mortgage-backed securities issued by GSEs (1)	532	40	-	572
State and local government securities due -
After 5 years but within 10 years	961	98	-	1,059
After 10 years	1,468	153	-	1,621
Total	$3,999	$364	$-	$4,363

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2015 and December 31, 2014 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2015 and December 31, 2014. The total number of securities with unrealized losses at December 31, 2015 and December 31, 2014 were 34 and 46, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the ability and intent to hold securities with unrealized losses until a recovery of the market value occurs. Management intends to manage the Company’s liquidity so as to minimize the need to sell securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. The key factors considered in evaluating the mortgaged-backed and municipal securities were cash flows of the investment and the assessment of other relative economic factors, such as credit risk. In addition to the effects of higher market interest rates, the security fair values are also affected by shifts in the demand to U.S. Treasury and governmental agency bonds from non-governmental securities and municipal bonds due to market concerns. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Management has analyzed the creditworthiness of the underlying issuers and determined it is more likely than not that the Company will collect the contractual cash flows, therefore impairment is considered to be temporary.

	December 31, 2015
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale:

US GSE and agency	$1,018	$(6)	$1,096	$(15)	$2,114	$(21)
Asset-backed SBA	623	(1)	1,821	(16)	2,444	(17)
Residential mortgage-backed GSE (1)	36,960	(672)	9,591	(135)	46,551	(807)
State and local government	3,721	(5)	557	(7)	4,278	(12)
Mutual funds	760	(2)	-	-	760	(2)

Total temporarily impaired securities	$43,082	$(686)	$13,065	$(173)	$56,147	$(859)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2015 and December 31, 2014 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

	December 31, 2014
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale:

US GSE and agency	$-	$-	$2,138	$(35)	$2,138	$(35)
Asset-backed SBA	1,006	(1)	2,158	(27)	3,164	(28)
Residential mortgage-backed GSE (1)	5,579	(13)	27,089	(430)	32,668	(443)
State and local government	1,867	(16)	13,541	(203)	15,408	(219)

Total temporarily impaired securities	$8,452	$(30)	$44,926	$(695)	$53,378	$(725)

(1)	Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2015 and December 31, 2014 or during the periods then ended.

The fair value of investment securities pledged as collateral follows:

	December 31,
(Dollars in thousands)	2015	2014

Pledged to Federal Reserve Discount Window	$14,533	$3,745
Pledged to repurchase agreements for commercial customers	1,131	1,137

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Interest income from taxable securities	$1,010	$1,447	$2,254
Interest income from tax-exempt securities	1,401	1,199	1,370
Total interest income from securities	$2,411	$2,646	$3,624

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Proceeds from sales of securities	$69,086	$55,821	$64,960
Gross realized gains from sales of securities	841	603	1,514
Gross realized losses from sales of securities	(266)	(392)	(644)

3. LOANS RECEIVABLE

The composition of loans receivable by segment and class follow:

	December 31,
(Dollars in thousands)	2015	2014

Commercial:
Commercial construction and land development	$38,313	$21,661
Commercial mortgage	209,397	201,316
Commercial and industrial	22,878	15,872
Total commercial	270,588	238,849
Non-commercial:
Non-commercial construction and land development	16,587	14,781
Residential mortgage	186,839	172,163
Revolving mortgage	66,258	56,370
Consumer	36,291	40,363
Total non-commercial	305,975	283,677
Total loans receivable	576,563	522,526
Less: Deferred loan fees	(476)	(706)
Total loans receivable net of deferred loan fees	576,087	521,820
Less: Allowance for loan losses	(6,289)	(5,949)
Loans receivable, net	$569,798	$515,871

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

December 31, 2015

Commercial:
Commercial construction and land development	$38,168	$145	$-	$-	$-	$38,313
Commercial mortgage	195,551	12,412	1,434	-	-	209,397
Commercial and industrial	21,709	942	227	-	-	22,878
Total commercial	255,428	13,499	1,661	-	-	270,588
Non-commercial:
Non-commercial construction and land development	16,587	-	-	-	-	16,587
Residential mortgage	178,403	6,674	1,762	-	-	186,839
Revolving mortgage	62,922	2,812	524	-	-	66,258
Consumer	35,847	415	29	-	-	36,291
Total non-commercial	293,759	9,901	2,315	-	-	305,975
Total loans receivable	$549,187	$23,400	$3,976	$-	$-	$576,563

December 31, 2014

Commercial:
Commercial construction and land development	$21,336	$323	$2	$-	$-	$21,661
Commercial mortgage	184,992	14,809	1,515	-	-	201,316
Commercial and industrial	14,628	873	371	-	-	15,872
Total commercial	220,956	16,005	1,888	-	-	238,849
Non-commercial:
Non-commercial construction and land development	14,781	-	-	-	-	14,781
Residential mortgage	161,859	8,544	1,760	-	-	172,163
Revolving mortgage	52,700	3,119	551	-	-	56,370
Consumer	39,965	294	104	-	-	40,363
Total non-commercial	269,305	11,957	2,415	-	-	283,677
Total loans receivable	$490,261	$27,962	$4,303	$-	$-	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

December 31, 2015

Commercial:
Commercial construction and land development	$-	$-	$-	$38,313	$38,313
Commercial mortgage	-	496	496	208,901	209,397
Commercial and industrial	-	87	87	22,791	22,878
Total commercial	-	583	583	270,005	270,588
Non-commercial:
Non-commercial construction and land development	-	-	-	16,587	16,587
Residential mortgage	685	1,193	1,878	184,961	186,839
Revolving mortgage	104	98	202	66,056	66,258
Consumer	151	-	151	36,140	36,291
Total non-commercial	940	1,291	2,231	303,744	305,975
Total loans receivable	$940	$1,874	$2,814	$573,749	$576,563

December 31, 2014

Commercial:
Commercial construction and land development	$-	$-	$-	$21,661	$21,661
Commercial mortgage	532	-	532	200,784	201,316
Commercial and industrial	-	43	43	15,829	15,872
Total commercial	532	43	575	238,274	238,849
Non-commercial:
Non-commercial construction and land development	-	-	-	14,781	14,781
Residential mortgage	576	1,226	1,802	170,361	172,163
Revolving mortgage	396	141	537	55,833	56,370
Consumer	227	1	228	40,135	40,363
Total non-commercial	1,199	1,368	2,567	281,110	283,677
Total loans receivable	$1,731	$1,411	$3,142	$519,384	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	December 31, 2015		December 31, 2014
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial mortgage	$818	$-	$881	$-
Commercial and industrial	227	-	221	-
Total commercial	1,045	-	1,102	-
Non-commercial:
Residential mortgage	1,309	-	1,354	-
Revolving mortgage	194	-	230	-
Consumer	-	-	2	-
Total non-commercial	1,503	-	1,586	-
Total loans receivable	$2,548	$-	$2,688	$-

Loans made to directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

	December 31,
(Dollars in thousands)	2015	2014

At beginning of period	$4,022	$4,070
New loans	718	698
Repayments of loans	(1,210)	(746)
At end of period	$3,530	$4,022

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $15.8 million and $14.9 million at December 31, 2015 and December 31, 2014, respectively.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

(Dollars in thousands)	Commercial	Non- Commercial	Total

Year Ended December 31, 2015

Balance at beginning of period	$3,409	$2,540	$5,949
Provision for loan losses	157	204	361
Charge-offs	(80)	(396)	(476)
Recoveries	224	231	455
Balance at end of period	$3,710	$2,579	$6,289

Year Ended December 31, 2014

Balance at beginning of period	$4,560	$2,747	$7,307
Provision for (recovery of) loan losses	(1,080)	82	(998)
Charge-offs	(95)	(409)	(504)
Recoveries	24	120	144
Balance at end of period	$3,409	$2,540	$5,949

Year Ended December 31, 2013

Balance at beginning of period	$4,860	$3,653	$8,513
Recovery of loan losses	(299)	(382)	(681)
Charge-offs	(48)	(582)	(630)
Recoveries	47	58	105
Balance at end of period	$4,560	$2,747	$7,307

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The ending balances of loans and the related allowance, by segment and class, follows:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

December 31, 2015

Commercial:
Commercial construction and land development	$-	$385	$385	$-	$38,313	$38,313
Commercial mortgage	39	2,982	3,021	3,811	205,586	209,397
Commercial and industrial	13	291	304	252	22,626	22,878
Total commercial	52	3,658	3,710	4,063	266,525	270,588
Non-commercial:
Non-commercial construction and land development	-	139	139	-	16,587	16,587
Residential mortgage	42	1,140	1,182	2,895	183,944	186,839
Revolving mortgage	86	788	874	97	66,161	66,258
Consumer	-	384	384	-	36,291	36,291
Total non-commercial	128	2,451	2,579	2,992	302,983	305,975
Total loans receivable	$180	$6,109	$6,289	$7,055	$569,508	$576,563

December 31, 2014

Commercial:
Commercial construction and land development	$-	$303	$303	$-	$21,661	$21,661
Commercial mortgage	67	2,796	2,863	3,976	197,340	201,316
Commercial and industrial	98	145	243	394	15,478	15,872
Total commercial	165	3,244	3,409	4,370	234,479	238,849
Non-commercial:
Non-commercial construction and land development	-	116	116	-	14,781	14,781
Residential mortgage	160	969	1,129	3,023	169,140	172,163
Revolving mortgage	135	675	810	370	56,000	56,370
Consumer	-	485	485	-	40,363	40,363
Total non-commercial	295	2,245	2,540	3,393	280,284	283,677
Total loans receivable	$460	$5,489	$5,949	$7,763	$514,763	$522,526

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follows:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

December 31, 2015

Commercial:
Commercial mortgage	$3,934	$3,315	$496	$3,811	$39
Commercial and industrial	722	140	112	252	13
Total commercial	4,656	3,455	608	4,063	52
Non-commercial:
Residential mortgage	2,965	2,125	770	2,895	42
Revolving mortgage	107	86	11	97	86
Total non-commercial	3,072	2,211	781	2,992	128
Total impaired loans	$7,728	$5,666	$1,389	$7,055	$180

December 31, 2014

Commercial:
Commercial mortgage	$4,050	$3,444	$532	$3,976	$67
Commercial and industrial	779	328	66	394	98
Total commercial	4,829	3,772	598	4,370	165
Non-commercial:
Residential mortgage	3,062	2,298	725	3,023	160
Revolving mortgage	414	267	103	370	135
Total non-commercial	3,476	2,565	828	3,393	295
Total impaired loans	$8,305	$6,337	$1,426	$7,763	$460

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Year Ended December 31,
	2015		2014		2013
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$-	$-	$23	$1	$145	$7
Commercial mortgage	3,879	131	4,056	148	3,959	182
Commercial and industrial	294	1	302	7	336	7
Total commercial	4,173	132	4,381	156	4,440	196
Non-commercial:
Residential mortgage	3,116	77	3,039	71	2,941	103
Revolving mortgage	226	1	319	5	252	7
Total non-commercial	3,342	78	3,358	76	3,193	110
Total loans receivable	$7,515	$210	$7,739	$232	$7,633	$306

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The payment terms on one loan was extended during the year ended December 31, 2015, and the Bank reduced the interest rate below market levels on two loans during the year ended December 31, 2015. The payment terms on two loans were extended during the year ended December 31, 2014, and the Bank did not reduce the interest rate below market levels on any loans during the year ended December 31, 2014.

	Year Ended December 31, 2015			Year Ended December 31, 2014
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate:

Commercial:
Commercial and industrial	1	$153	$153	-	$-	$-
Total commercial	1	153	153	-	-	-
Non-commercial:
Residential mortgage	1	45	45	-	-	-
Total non-commercial	1	45	45	-	-	-
Total	2	$198	$198	-	$-	$-

Extended payment terms:

Non-commercial:
Residential mortgage	1	$29	$42	2	$67	$93
Total non-commercial	1	29	42	2	67	93
Total	1	$29	$42	2	$67	$93

Total	3	$227	$240	2	$67	$93

During the years ended December 31, 2015 and 2014, no loans went into default that were modified as a TDR within the preceding 12 months.

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

The Bank’s loans that were considered to be troubled debt restructurings follow:

	December 31,
(Dollars in thousands)	2015	2014

Nonperforming restructured loans	$979	$1,018
Performing restructured loans	4,552	4,804
Total	$5,531	$5,822

As of December 31, 2015, the Bank had $1.3 million of residential real estate loans in the process of foreclosure and $705,000 of foreclosed residential real estate property included in foreclosed real estate.

5. PREMISES AND EQUIPMENT

A summary of Bank premises and equipment, and related depreciation expense, follows:

	December 31,
(Dollars in thousands)	2015	2014

Land	$3,395	$3,395
Office buildings and improvements	15,552	15,465
Furniture, fixtures, equipment and auto	7,192	7,839
Total	26,139	26,699
Less - accumulated depreciation	(14,523)	(14,767)
Premises and equipment, net	$11,616	$11,932

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Depreciation expense	$816	$914	$1,072

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEPOSIT ACCOUNTS

The Bank’s deposit accounts are summarized as follows:

	December 31,
(Dollars in thousands)	2015	2014

Noninterest-bearing demand accounts	$113,745	$97,450
NOW accounts	163,005	152,860
Money market accounts	170,921	157,091
Savings accounts	47,957	41,885
Certificate accounts	135,276	154,093
Total deposits	$630,904	$603,379

The scheduled maturities of certificate of deposit accounts follow:

	December 31,
(Dollars in thousands)	2015	2014

2015	$-	$86,301
2016	76,188	47,316
2017	32,500	15,670
2018	20,818	4,089
2019	2,903	717
2020	2,854	-
Thereafter	13	-
Total	$135,276	$154,093

Additional certificate of deposit information: (amounts included in the preceding tables)

Aggregate certificate of deposit accounts of $250,000 or more	$9,413	$8,884
Brokered certificate of deposit accounts	$20,506	$24,140

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OVERNIGHT AND SHORT-TERM BORROWINGS

Overnight and short-term borrowings follow:

	December 31,
(Dollars in thousands)	2015	2014

Securities sold under agreements to repurchase	$327	$660

Total available credit under federal funds borrowing agreements	$79,306	$59,058

The Bank has a federal funds borrowing agreement with the Federal Reserve Bank whereby any borrowings under the agreement are secured by qualifying assets pledged by the Bank.

8. ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank has established a line of credit borrowing arrangement with the FHLB of Atlanta. Available credit under this commitment was $77.9 million at December 31, 2015 and $70.2 million at December 31, 2014. All qualifying residential mortgages and FHLB stock are pledged as collateral to secure FHLB advances.

Maturities, conversion dates, and interest rates on outstanding FHLB of Atlanta advances follow:

(Dollars in thousands)
	Date Convertible By	Interest	December 31,
Maturity Date	FHLB To Variable Rate	Rate	2015	2014

March 13, 2017	March 14, 2016 (1)	4.09%	$10,000	$10,000
March 13, 2017	March 14, 2016 (1)	4.20%	10,000	10,000
March 20, 2017	March 21, 2016 (1)	3.99%	10,000	10,000
September 11, 2017	March 11, 2016 (1)	3.45%	10,000	10,000
September 17, 2018	n/a	3.65%	10,000	10,000
Total FHLB advances			$50,000	$50,000

(1)	FHLB has the option to convert the advance to a variable rate each quarter until maturity.

If the FHLB of Atlanta exercises its conversion option, the Bank can accept the new terms or repay the advance without any prepayment penalty. These advance agreements also contain prepayment penalty provisions for early repayments if current advance rates are lower than the interest rates on the advances being repaid.

The Bank had outstanding irrevocable letters of credit totaling $6.0 million and $3.5 million from the FHLB of Atlanta at December 31, 2015 and December 31, 2014, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions, to the extent required by law.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

Components of the income tax provision follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Current:
Federal	$1,464	$100	$321
State	172	-	-
Total current expense	1,636	100	321

Deferred:
Federal	210	1,120	166
State	137	40	138
Total deferred expense	347	1,160	304
Total income tax provision	$1,983	$1,260	$625

Increases (decreases) in deferred tax assets (liabilities) allocated to other comprehensive income related to:

Unrealized (gains) losses on securities available for sale	$(81)	$(1,852)	$3,032
Qualified and non-qualified pension plan liability adjustments	(444)	859	(437)
Total	$(525)	$(993)	$2,595

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

The approximate tax effects of each type of temporary difference that gave rise to the Bank’s deferred income tax assets and liabilities follows:

	December 31,
(Dollars in thousands)	2015	2014

Deferred tax assets relating to:
Deferred loan fees	$174	$263
Deferred compensation	500	530
Non-accrual interest, book versus tax	32	25
Accrued vacation	177	166
Allowance for loan losses	2,304	2,219
Pension liabilities and prepayments	3,080	3,526
Equity incentive plans	482	397
Net operating/net economic loss carry forward	-	537
Loss reserve on foreclosed real estate	230	374
Deferred gain on sale of foreclosed real estate	4	4
Other	169	267
Total deferred tax assets	7,152	8,308

Deferred tax liabilities relating to:
Original issue discount - loan fees	(680)	(635)
Property	(48)	(66)
Pension liabilities and prepayments	(669)	(990)
FHLB stock	(723)	(736)
Unrealized gain on securities available for sale	(153)	(71)
Other	(163)	(222)
Total deferred tax liabilities	(2,436)	(2,720)
Net recorded deferred tax assets	$4,716	$5,588

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

Income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes differs from the actual income tax provision because of the following:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Income tax provision at statutory rate	$1,890	$1,275	$707
Increase (decrease) in income taxes resulting from:
Tax exempt interest income, net of disallowed interest expense	(314)	(408)	(459)
State taxes, net of federal effect	181	158	100
Deferred tax revaluation from reduction in state tax rate	35	40	138
ESOP fair market value adjustment	125	96	73
Incentive stock options	67	103	60
Other, net	(1)	(4)	6
Total	$1,983	$1,260	$625

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

10. REGULATORY CAPITAL REQUIREMENTS

Capital Levels – The Company is a bank holding company regulated by the FRB and the NCCoB. The Bank is a state-chartered savings bank regulated by the FDIC and the NCCoB. Federal regulations require the maintenance of a minimum leverage ratio of 4%, a minimum Tier 1 capital ratio of 6% and a total capital ratio of 8%. Effective beginning in 2015, an additional requirement was added for a minimum Common Equity Tier I capital ratio of 4.5%. In addition, North Carolina regulations require North Carolina savings banks to maintain a ratio of qualifying total capital to total adjusted assets of 5%.

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

As of December 31, 2015, the most recent regulatory reporting period, the Bank was well capitalized under the current regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum Common Equity Tier 1 capital, Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital as set forth in the table below.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REGULATORY CAPITAL REQUIREMENTS (Continued)

The following tables set forth actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized

(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc. (1)

December 31, 2015

Common Equity
Tier I capital	$94,743	16.66%	$25,587	4.50%	$36,960	6.50%
Tier I leverage capital	94,743	11.87%	31,935	4.00%	39,919	5.00%
Tier I risk-based capital	94,743	16.66%	34,117	6.00%	45,489	8.00%
Total risk-based capital	101,032	17.77%	45,489	8.00%	56,861	10.00%

December 31, 2014

Common Equity
Tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	$100,199	13.17%	$30,442	4.00%	$38,052	5.00%
Tier I risk-based capital	100,199	19.83%	20,210	4.00%	30,315	6.00%
Total risk-based capital	106,149	21.01%	40,420	8.00%	50,525	10.00%

Asheville Savings Bank, S.S.B. (1)

December 31, 2015

Common Equity
Tier I capital	$89,183	15.70%	$25,563	4.50%	$36,925	6.50%
Tier I leverage capital	89,183	11.20%	31,848	4.00%	39,810	5.00%
Tier I risk-based capital	89,183	15.70%	34,084	6.00%	45,446	8.00%
Total risk-based capital	95,472	16.81%	45,446	8.00%	56,807	10.00%
NC Savings Bank capital	95,472	12.21%	39,087	5.00%	n/a	n/a

December 31, 2014

Common Equity
Tier I capital	n/a	n/a	n/a	n/a	n/a	n/a
Tier I leverage capital	$93,044	12.26%	$30,353	4.00%	$37,942	5.00%
Tier I risk-based capital	93,044	18.43%	20,195	4.00%	30,293	6.00%
Total risk-based capital	98,994	19.61%	40,390	8.00%	50,488	10.00%
NC Savings Bank capital	98,994	13.07%	37,870	5.00%	n/a	n/a

(1)	Regulatory capital ratios are based on BASEL III capital standards for 2015 and BASEL I capital standards for 2014.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REGULATORY CAPITAL REQUIREMENTS (Continued)

A reconciliation of GAAP equity and regulatory capital amounts follows:

	ASB Bancorp, Inc. December 31,		Asheville Savings Bank, S.S.B. December 31,
(Dollars in thousands)	2015	2014	2015	2014

Total GAAP equity	$89,682	$94,397	$84,122	$87,242
Accumulated other comprehensive income, net of tax	5,061	5,802	5,061	5,802
Tier I capital	94,743	100,199	89,183	93,044
Unrealized gains on available for sale equity securities	-	1	-	1
Allowable portion of allowance for loan losses	6,289	5,949	6,289	5,949
Total risk-based capital	$101,032	$106,149	95,472	98,994
Disallowed portion of allowance for loan losses	n/a	n/a	-	-
NC Savings Bank capital	n/a	n/a	$95,472	$98,994

Dividend Restrictions – The Company and the Bank may declare and pay cash dividends only with prior written regulatory approval.

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

The FRB issued a policy statement regarding the payment of dividends by bank holding companies. In general, the FRB’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The FRB’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

In June 2015, the Board of Directors amended the Bank’s Qualified and Non-Qualified Pension Plans (the “Plans”), effective September 1, 2015, to offer immediate lump sum payments to inactive vested participants, determined as of October 31, 2015, as available. The election deadline for the inactive participant to make the lump sum selection was October 19, 2015. The total of immediate aggregate lump sum payments to all inactive participants making this selection was approximately $846,000 for 2015.

In June 2014, the Board of Directors further amended the Bank’s Plans, effective September 16, 2014, to offer immediate lump sum payments to inactive participants having an actuarial equivalent of vested accrued benefits below $60,000, determined as of November, 1, 2014, as available. The election deadline for the inactive participant to make the lump sum selection was October 17, 2014. The total of immediate aggregate lump sum payments to all inactive participants making this selection was approximately $544,000 for 2014.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The following tables set forth the status of both the Qualified and the Non-Qualified Pension Plans using measurement dates of December 31, 2015 and 2014:

	Non-Qualified		Qualified
(Dollars in thousands)	2015	2014	2015	2014

Change In Benefit Obligation:

Projected benefit obligation at beginning of year	$1,397	$1,191	$23,764	$19,699
Interest cost	55	56	991	990
Actuarial loss (gain)	(71)	220	(1,707)	4,354
Benefits paid	(70)	(70)	(1,659)	(1,279)
Projected benefit obligation at end of year	$1,311	$1,397	$21,389	$23,764

Change In Plan Assets:

Fair value of plan assets at beginning of year	$-	$-	$18,353	$17,011
Actual return (loss) on plan assets	-	-	(585)	2,621
Employer contribution	70	70	-	-
Benefits paid	(70)	(70)	(1,659)	(1,279)
Fair value of plan assets at end of year	$-	$-	$16,109	$18,353

	Non-Qualified		Qualified
(Dollars in thousands)	2015	2014	2015	2014

Net Amount Recognized:

Funded status	$(1,311)	$(1,397)	$(5,281)	$(5,411)
Unrecognized net actuarial loss	404	531	8,003	8,920
Net amount recognized	$(907)	$(866)	$2,722	$3,509

Amounts Recognized In Balance Sheets:

Pension obligation	$(1,311)	$(1,397)	$(5,281)	$(5,411)

Amounts Recognized In Accumulated Other Comprehensive Income:

Net actuarial loss	$404	$531	$8,003	$8,920
Accumulated other comprehensive loss	$404	$531	$8,003	$8,920

Expected To Be Amortized From Accumulated Other Comprehensive Income (Loss) Over Next Twelve Months:

Net actuarial loss	$46	$57	$666	$722

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$55	$56	$51
Amortization of net loss	57	29	41
Curtailment credit	-	-	(34)
Net periodic benefit cost	$112	$85	$58

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$991	$990	$922
Expected return on plan assets	(946)	(975)	(979)
Amortization of net loss	742	536	657
Curtailment credit	-	-	(465)
Net periodic benefit cost	$787	$551	$135

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

	Non-Qualified		Qualified
(Dollars in thousands)	2015	2014	2015	2014

Additional Information:

Accumulated benefit obligation	$1,311	$1,397	$21,389	$23,764
Increase in minimum liability included in other comprehensive income	$-	$-	$-	$-

Assumptions used in accounting for the defined benefit plans follow:

	Non-Qualified		Qualified
	2015	2014	2015	2014

Weighted Average Assumptions Used to Determine Benefit Obligations at Year-End:

Discount rate	4.40%	4.06%	4.63%	4.25%
Expected long-term return on plan assets	n/a	n/a	5.28%	5.28%

Weighted Average Assumptions Used to Determine Net Period Benefit Cost for The Year:

Discount rate	4.06%	4.86%	4.25%	5.11%
Expected long-term return on plan assets	n/a	n/a	5.28%	5.88%
Rate of compensation increase	n/a	n/a	n/a	n/a

	Qualified
	2015	2014

Asset Allocation:

Actual Percentage of Plan Assets:
Equity securities	20%	19%
Debt securities	75%	77%
Cash and equivalents	5%	4%
Total	100%	100%

Target Allocation:
Equity securities	20%	20%
Debt securities	80%	80%
Total	100%	100%

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

Determination of Expected Long-Term Rate of Return
The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Equity securities are expected to return 6% to 8% over a full market cycle of 5-7 years, while cash and fixed income securities are expected to return 1% to 6%. Based on historical experience, the Pension Committee expects that the Plan’s asset managers will provide a premium of approximately 0.40% per annum to their respective market benchmark indices.

Cash Flows
The expected contribution to the Non-Qualified Plan for the year ending December 31, 2016 is $70,154. The Bank does not expect to make a Qualified Plan contribution in 2016.

The following benefit payments reflecting expected future service are expected to be paid as follows:

(Dollars in thousands)	Non- Qualified	Qualified

Fiscal Year Ending December 31,
2016	$70	$918
2017	70	978
2018	70	1,030
2019	70	1,063
2020	70	1,102
2021 – 2025	480	6,298

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

Matching contributions to the Bank’s defined contribution plan under Section 401(k) of the Internal Revenue Code were as follows for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Contributions to defined contribution plan	$228	$215	$221

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Deferred Compensation Plan – The Bank has adopted a non-qualified Directors and Officers Deferral Plan (the “D&O Plan”) under which designated executive officers and directors can defer compensation and board/committee meeting fees into the D&O Plan which contains certain investment elections approved by the Bank’s Compensation Committee and selected by the D&O Plan’s Participants, including the option to invest in the Company’s common stock. All D&O Plan Participants are 100% vested in their account balances at all times. Executive officers must first maximize their participation in the Bank’s qualified 401K Plan and can defer no less than five percent (5%) of compensation. No Participant may defer more than one hundred percent (100%) of fees and compensation. The Bank may, at its discretion, make matching contributions to the D&O Plan but has heretofore not elected to do so. The D&O Plan has been amended to comply with Section 409A of the Internal Revenue Code. The Bank’s assets under the D&O Plan were $1,359,000 at December 31, 2015 and $1,418,000 at December 31, 2014.

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

At December 31, 2015, the remaining principal balance on the ESOP debt is payable as follows:

(Dollars in thousands)	Amount

Principal amounts due on December 31,
2016	$288
2017	298
2018	307
2019	317
2020	327
Thereafter	1,805
Total	$3,342

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Shares held by the ESOP include the following:

	December 31,
(Dollars in thousands)	2015	2014

Allocated ESOP shares, beginning of year	98,624	69,778
ESOP shares committed to be released during the year	31,387	31,387
ESOP shares withdrawn during the year	(11,317)	(2,541)
Unallocated ESOP shares	313,866	345,253
Total ESOP shares, end of year	432,560	443,877

Fair value of unallocated ESOP shares	$8,147	$7,423

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP was as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

ESOP expense	$682	$597	$529

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

Share-based compensation expenses related to restricted stock and stock options recognized for the years ended December 31, 2015, 2014 and 2013 were $1.1 million, $1.5 million and $1.0 million, respectively.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The table below presents restricted stock award activity for the years ended December 31, 2015, 2014 and 2013.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2012	-	$-
Granted	223,382	15.71

Unvested restricted shares at December 31, 2013	223,382	15.71
Granted	3,600	17.51
Vested	(61,476)	15.71
Forfeited	(3,600)	15.71

Unvested restricted shares at December 31, 2014	161,906	15.75
Vested	(40,296)	15.74

Unvested restricted shares at December 31, 2015	121,610	$15.75

At December 31, 2015, unrecognized compensation expense adjusted for expected forfeitures was $1.2 million related to restricted stock. The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 2.13 years at December 31, 2015.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The table below presents stock option award activity for the years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands, except per share data)	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2012	558,455	-	$-	-	$-
Granted	(467,000)	467,000	15.71	10.00
Forfeited	8,000	(8,000)	15.71

Outstanding at December 31, 2013	99,455	459,000	15.71	9.10	$706
Granted	(45,500)	45,500	18.85
Exercised	-	(1,600)	15.71
Forfeited	6,400	(6,400)	15.71

Outstanding at December 31, 2014	60,355	496,500	16.00	7.61	$2,731
Exercised	-	(46,000)	15.71

Outstanding at December 31, 2015	60,355	450,500	$16.03	7.24	$4,473

Options exercisable at December 31, 2015		168,100	$15.88	7.18	$1,694

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the years ended December 31, 2014 and 2013. There were 46,000 stock options exercised during 2015. There were no stock options granted or forfeited in 2015.

	Year Ended December 31,
	2014	2013

Fair value per option award	$6.00	$4.79
Expected life in years	6.5 years	6.5 years
Expected stock price volatility	26.89%	27.54%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.05%	1.26%
Expected forfeiture rate	4.91%	5.63%

At December 31, 2015, the Company had $0.9 million of unrecognized compensation expense, adjusted for expected forfeitures, related to stock options. The period over which compensation cost related to unvested stock options was 2.37 years at December 31, 2015. There were 168,100 options vested and exercisable at December 31, 2015.

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	December 31,
(Dollars in thousands)	2015	2014

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$171,339	$149,590
Commitments under standby letters of credit	120	36
Total	$171,459	$149,626

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments under these leases are as follows:

December 31,
(Dollars in thousands)	2015

2016	$362
2017	161
2018	61
2019	61
2020	60
Thereafter	369
Total	$1,074

Total rental expense related to operating leases follows:

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Rental expense	$362	$362	$362

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

Interest Rate Risk - The Bank’s profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Bank’s interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Bank’s interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans, commercial loans, and investments that typically adjust more slowly to changes in interest rates than its interest-bearing liabilities, which are primarily term deposits. Accordingly, the Bank’s earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. However, based on the results of the Bank’s interest rate risk simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from the Bank’s difficulty in reducing its cost of funds further in this competitive pricing environment, the Bank’s earnings may well be adversely affected if interest rates decline further. Such a decline in rates could result from, among other things, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the economy. Accordingly, the Bank is carefully monitoring, through its Asset/Liability management process, the competitive landscape related to interest rates as well as various economic indicators in order to optimally position the Bank in terms of changes in interest rates.

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

The fair value estimates presented below are based on pertinent information available to management as of December 31, 2015 and December 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total Carrying Amount In Balance Sheet
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

December 31, 2015

Financial assets:
Cash and cash equivalents	$33,401	$-	$-	$33,401	$33,401
Securities available for sale	758	136,797	-	137,555	137,555
Securities held to maturity	-	4,086	-	4,086	3,809
Investments in FHLB stock	-	-	2,807	2,807	2,807
Loans held for sale	-	7,169	-	7,169	7,018
Loans receivable, net	-	-	572,286	572,286	569,798
Accrued interest receivable	-	-	2,456	2,456	2,456
Deferred compensation assets	1,359	-	-	1,359	1,359

Financial liabilities:
Demand deposits	-	-	495,628	495,628	495,628
Time deposits	-	-	135,212	135,212	135,276
Repurchase agreements	-	-	324	324	327
Federal Home Loan Bank Advances	-	-	52,116	52,116	50,000
Deferred compensation liabilities	1,365	-	-	1,365	1,365
Accrued interest payable	-	-	121	121	121

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total Carrying Amount In Balance Sheet
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value

December 31, 2014

Financial assets:
Cash and cash equivalents	$56,858	$-	$-	$56,858	$56,858
Securities available for sale	746	140,716	-	141,462	141,462
Securities held to maturity	-	4,363	-	4,363	3,999
Investments in FHLB stock	-	-	2,902	2,902	2,902
Loans held for sale	-	5,350	-	5,350	5,237
Loans receivable, net	-	-	516,752	516,752	515,871
Accrued interest receivable	-	-	2,230	2,230	2,230
Deferred compensation assets	1,418	-	-	1,418	1,418

Financial liabilities:
Demand deposits	-	-	449,286	449,286	449,286
Time deposits	-	-	153,994	153,994	154,093
Repurchase agreements	-	-	653	653	660
Federal Home Loan Bank Advances	-	-	53,382	53,382	50,000
Deferred compensation liabilities	1,418	-	-	1,418	1,418
Accrued interest payable	-	-	115	115	115

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the years ended December 31, 2015 and December 31, 2014.

(Dollars in thousands)	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

December 31, 2015

Securities available for sale:
U.S. GSE and agency securities	$-	$2,114	$-	$2,114	$2,114
Asset-backed SBA securities	-	17,144	-	17,144	17,144
Residential mortgage-backed securities issued by GSEs	-	50,948	-	50,948	50,948
State and local government securities	-	66,591	-	66,591	66,591
Mutual funds	758	-	-	758	758
Total	$758	$136,797	$-	$137,555	$137,555

Defined benefit plan assets:
Cash and cash equivalents	$652	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	12,089	-	-
Equity security mutual funds	3,231	-	-

Defined benefit plan liabilities:
Administrative Fees	8	-	-
Total assets, net of liabilities	$16,109	$-	$-

December 31, 2014

Securities available for sale:
U.S. GSE and agency securities	$-	$2,138	$-	$2,138	$2,138
Asset-backed SBA securities	-	28,465	-	28,465	28,465
Residential mortgage-backed securities issued by GSEs	-	67,421	-	67,421	67,421
State and local government securities	-	42,692	-	42,692	42,692
Mutual funds	746	-	-	746	746
Total	$746	$140,716	$-	$141,462	$141,462

Defined benefit plan assets:
Cash and cash equivalents	$489	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	14,166	-	-
Equity security mutual funds	3,553	-	-
Total	$18,353	$-	$-

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

(Dollars in thousands)	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

December 31, 2015

Impaired loans	$-	$-	$1,876	$1,876	$1,876
Foreclosed properties	-	-	1,682	1,682	1,682

December 31, 2014

Impaired loans	$-	$-	$1,847	$1,847	$1,847
Foreclosed properties	-	-	4,341	4,341	4,341

(1)	Properties recorded at cost and not market are excluded.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

December 31, 2015

Impaired loans	$1,876	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (21%)
Foreclosed properties	1,682	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (5%)

December 31, 2014

Impaired loans	$1,847	Discounted appraisals (2)	Collateral discounts (3)	6%-35% (13%)
Foreclosed properties	4,341	Discounted appraisals (2)	Collateral discounts (3)	0%-40% (9%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following financial information pertains to ASB Bancorp, Inc. (parent company only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2015	2014

Assets

Cash on deposit with bank subsidiary	$711	$911
Interest-earning deposits with other financial institutions	1,040	2,313
Total cash and cash equivalents	1,751	3,224
ESOP loan receivable	3,342	3,621
Investment in bank subsidiary	84,122	87,242
Other assets	535	376
Total assets	$89,750	$94,463

Liabilities and Shareholders’ Equity

Other liabilities	$68	$66
Total liabilities	68	66
Total shareholders’ equity	89,682	94,397
Total liabilities and shareholders’ equity	$89,750	$94,463

Condensed Statements of Net Income

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Dividend distributions from bank subsidiary	$8,500	$5,000	$-
Other interest and dividend income	125	150	246
Other noninterest income	-	(5)	4
Total income	8,625	5,145	250
Noninterest expenses	615	566	517
Total expenses	615	566	517
Income (loss) before income taxes and equity in income of bank subsidiary net of dividend distributions	8,010	4,579	(267)
Income tax benefit	(166)	(143)	(91)
Net income (loss) before equity in income of bank subsidiary net of dividend distributions	8,176	4,722	(176)
Equity in income of bank subsidiary net of dividend distributions	(4,601)	(2,233)	1,630
Net income	$3,575	$2,489	$1,454

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Operating Activities
Net income	$3,575	$2,489	$1,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in income of bank subsidiary net of dividend distributions	4,601	2,233	(1,630)
Net amortization of premiums on securities	-	32	121
Loss (gain) on sale of securities	-	5	(4)
Increase in income tax receivable	(168)	(144)	(90)
Decrease in interest receivable	-	13	16
Net change in other assets and liabilities	11	31	(22)
Net cash provided by (used in) operating activities	8,019	4,659	(155)

Investing Activities
Securities available for sale:
Proceeds from sales	-	3,755	1,101
Principal repayments on mortgage-backed and asset-backed securities	-	412	2,088
ESOP principal payments received	279	271	262
Net cash provided by investing activities	279	4,438	3,451

Financing Activities
Proceeds from exercise of stock options	722	25	-
Proceeds from bank subsidiary for stock-based compensation expense	1,082	1,484	1,026
Common stock repurchased	(11,575)	(12,902)	(9,144)
Net cash used in financing activities	(9,771)	(11,393)	(8,118)

Net decrease in cash and cash equivalents	(1,473)	(2,296)	(4,822)

Cash and cash equivalents:
Beginning of period	3,224	5,520	10,342
End of period	$1,751	$3,224	$5,520

SUPPLEMENTAL DISCLOSURES:

Non-cash investing and financing transactions:
Change in unrealized gain on securities available for sale	$-	$28	$(90)
Change in deferred income taxes resulting from other comprehensive income	-	(11)	35

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited condensed statements of income (loss) for each of the quarters are summarized below for the periods indicated.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Interest and dividend income	$6,533	$6,459	$6,289	$6,154
Interest expense	867	877	880	861
Net interest income	5,666	5,582	5,409	5,293
Provision for (recovery of) loan losses	(89)	191	65	194
Net interest income after provision for (recovery of) loan losses	5,755	5,391	5,344	5,099
Noninterest income	1,847	2,084	1,968	1,610
Noninterest expenses	5,921	5,837	6,010	5,772
Income before income tax provision	1,681	1,638	1,302	937
Income tax provision	735	496	437	315
Net income	$946	$1,142	$865	$622

Net income per common share – Basic	$0.25	$0.29	$0.22	$0.16

Net income per common share – Diluted	$0.24	$0.28	$0.21	$0.16

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

Interest and dividend income	$6,117	$5,873	$5,771	$5,741
Interest expense	877	886	886	887
Net interest income	5,240	4,987	4,885	4,854
Provision for (recovery of) loan losses	220	240	(1,390)	(68)
Net interest income after provision for (recovery of) loan losses	5,020	4,747	6,275	4,922
Noninterest income	1,681	1,642	1,554	1,456
Noninterest expenses	5,714	5,624	6,350	5,860
Income before income tax provision	987	765	1,479	518
Income tax provision	345	263	538	114
Net income	$642	$502	$941	$404

Net income per common share – Basic	$0.17	$0.12	$0.22	$0.09

Net income per common share – Diluted	$0.16	$0.12	$0.22	$0.09

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended December 31, 2015. In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of ASB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. ASB Bancorp, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, ASB Bancorp, Inc.’s management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

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

We have audited the internal control over financial reporting of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ASB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ASB Bancorp, Inc. and Subsidiary as of December 31, 2015 and 2014 and for each of the years in the three-year period ended December 31, 2015, and our report, dated March 14, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Atlanta, Georgia
March 14, 2016

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, this information is contained in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

In response to this Item, this information is contained in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2015 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Equity Compensation Plan Information

Plan Category	Number Of securities To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a) (c)

Equity compensation plans approved by security holders	450,500	$16.03	60,355
Equity compensation plans not approved by security holders	–	N/A	–
Total	450,500	$16.03	60,355

The remaining information required by Part III, Item 12 of Form 10-K is contained in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, this information is contained in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

In response to this Item, this information is contained in our Proxy Statement for the 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)
3.2	Bylaws of ASB Bancorp, Inc. (1)
3.3	Amendment of the Bylaws of ASB Bancorp, Inc., adopted September 15, 2014 (7)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)
10.1	Employment Agreement, amended and restated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (2)
10.2	Employment Agreement, amended and restated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (2)
10.3	Employment Agreement, amended and restated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (2)
10.4	Employment Agreement, amended and restated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Vikki D. Bailey * (2)
10.5	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (3)
10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan * (3)
10.7	ASB Bancorp, Inc. 2012 Equity Incentive Plan * (4)
10.8
Stock Repurchase Agreement with Stilwell Value Partners II, L.P., Stilwell Value Partners V, L.P., Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Associates, L.P., and Stilwell Partners, L.P. (6)

10.9	Stock Repurchase Agreement with FVP Master Fund, L.P. (8)
10.10
Agreement, dated January 20, 2016, by and among ASB Bancorp, Inc., Asheville Savings Bank, S.S.B., Seidman and Associates, L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., Seidman Investment Partnership III, L.P., LSBK06-08, L.L.C., Broad Park Investors, L.L.C., Chewy Gooey Cookies, L.P., 2514 Multi-Strategy Fund, L.P., CBPS, LLC, Veteri Place Corporation, JBRC I, LLC, Lawrence B. Seidman, and Kenneth J. Wrench (9)

21.0	Subsidiaries of ASB Bancorp, Inc.
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

(Continued on following page)

(Continued from previous page)

101.0	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language):

(i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan, contract or arrangement.

(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2015.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011.
(4)	Incorporated herein by reference to Appendix A to ASB Bancorp, Inc.’s definitive proxy statement on Form DEF14A filed with the Securities and Exchange Commission on April 12, 2012.
(5)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012.
(6)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2014.
(7)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.
(8)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2015.
(9)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2016.

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

Name	Title	Date

/s/ SUZANNE S. DEFERIE	President and Chief Executive Officer	March 14, 2016
Suzanne S. DeFerie	(Principal Executive Officer)

/s/ KIRBY A. TYNDALL	Executive Vice President and	March 14, 2016
Kirby A. Tyndall	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ PATRICIA S. SMITH	Chairman of the	March 14, 2016
Patricia S. Smith	Board of Directors

/s/ JOHN B. GOULD	Vice Chairman of the	March 14, 2016
John B. Gould	Board of Directors

/s/ JOHN B. DICKSON	Director	March 14, 2016
John B. Dickson

/s/ LESLIE D. GREEN	Director	March 14, 2016
Leslie D. Green

/s/ KENNETH E. HORNOWSKI	Director	March 14, 2016
Kenneth E. Hornowski

/s/ STEPHEN P. MILLER	Director	March 14, 2016
Stephen P. Miller

/s/ ALISON J. SMITH	Director	March 14, 2016
Alison J. Smith

/s/ WYATT S. STEVENS	Director	March 14, 2016
Wyatt S. Stevens