Form 10-Q
period 2016-03-31
ASB Bancorp Inc
filed 2016-05-09
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
OR
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 3,985,475 shares of Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2016.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

 ASB BANCORP, INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	March 31, 2016	December 31, 2015*

Assets
Cash and due from banks	$9,235	$9,563
Interest-earning deposits with banks	27,856	23,838
Total cash and cash equivalents	37,091	33,401

Securities available for sale (amortized cost of $117,136 at March 31, 2016 and $137,137 at December 31, 2015)	118,605	137,555
Securities held to maturity (estimated fair value of $4,074 at March 31, 2016 and $4,086 at December 31, 2015)	3,769	3,809
Investment in Federal Home Loan Bank stock, at cost	2,914	2,807
Loans held for sale	4,353	7,018
Loans receivable (net of deferred loan fees of $417 at March 31, 2016 and $476 at December 31, 2015)	595,832	576,087
Allowance for loan losses	(6,722)	(6,289)
Loans receivable, net	589,110	569,798

Premises and equipment, net	11,593	11,616
Foreclosed real estate	5,597	5,646
Deferred income tax assets, net	4,338	4,716
Other assets	6,153	6,487

Total assets	$783,523	$782,853

Liabilities
Noninterest-bearing deposits	$120,633	$113,745
Interest-bearing deposits	507,782	517,159
Total deposits	628,415	630,904
Overnight and short-term borrowings	699	327
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	12,345	11,940

Total liabilities	691,459	693,171

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 3,985,475 shares issued at March 31, 2016 and December 31, 2015	40	40
Additional paid-in capital	23,925	24,056
Retained earnings	77,209	76,088
Accumulated other comprehensive loss, net of tax	(4,395)	(5,061)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,061)	(3,138)
Unearned equity incentive plan shares	(1,311)	(1,960)
Stock-based deferral plan shares	(343)	(343)

Total shareholders’ equity	92,064	89,682

Total liabilities and shareholders’ equity	$783,523	$782,853

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015

Interest and dividend income
Loans, including fees	$6,023	$5,521
Securities	588	568
Other earning assets	66	65

Total interest and dividend income	6,677	6,154

Interest expense
Deposits	354	377
Federal Home Loan Bank advances	490	484

Total interest expense	844	861

Net interest income	5,833	5,293

Provision for loan losses	399	194

Net interest income after provision for loan losses	5,434	5,099

Noninterest income
Mortgage banking income	313	355
Deposit and other service charge income	663	583
Income from debit card services	435	420
Gain on sale of investment securities, net	456	56
Other noninterest income	182	196

Total noninterest income	2,049	1,610

Noninterest expenses
Salaries and employee benefits	3,313	3,344
Occupancy expense, net	434	468
Foreclosed property expenses	43	66
Data processing fees	667	577
Federal deposit insurance premiums	113	125
Advertising	102	114
Professional and outside services	320	200
Other noninterest expenses	769	878

Total noninterest expenses	5,761	5,772

Income before income tax provision	1,722	937

Income tax provision	601	315

Net income	$1,121	$622

Net income per common share – Basic	$0.31	$0.16

Net income per common share – Diluted	$0.30	$0.16

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Comprehensive Income
Net income	$1,121	$622
Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	(456)	(56)
Deferred income tax benefit	167	21
Gains arising during the period	1,507	867
Deferred income tax expense	(552)	(325)
Unrealized holding gains adjustment, net of tax	666	507

Defined Benefit Pension Plans:
Net periodic pension cost	(174)	(194)
Net pension gain	174	194

Total other comprehensive income	666	507

Comprehensive income	$1,787	$1,129

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Three Months Ended March 31, 2016

Common stock
December 31, 2015	$40
March 31, 2016	$40

Additional paid-in capital
December 31, 2015	$24,056
ESOP shares allocated	115
Stock-based compensation expense	403
Vesting of restricted stock	(649)
March 31, 2016	$23,925

Retained earnings
December 31, 2015	$76,088
Net income	1,121
March 31, 2016	$77,209

Accumulated other comprehensive income (loss), net of tax
December 31, 2015	$(5,061)
Other comprehensive income	666
March 31, 2016	$(4,395)

Unearned ESOP shares
December 31, 2015	$(3,138)
ESOP shares allocated	77
March 31, 2016	$(3,061)

Unearned equity incentive plan shares
December 31, 2015	$(1,960)
Vesting of restricted stock	649
March 31, 2016	$(1,311)

Stock-based deferral plan shares
December 31, 2015	$(343)
March 31, 2016	$(343)

Total shareholders’ equity
December 31, 2015	$89,682
Net income	1,121
Other comprehensive income	666
ESOP shares allocated	192
Stock-based compensation expense	403
March 31, 2016	$92,064

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Operating Activities
Net income	$1,121	$622
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	399	194
Depreciation	194	214
Gain on sale of foreclosed real estate	-	(2)
Deferred income tax expense (benefit)	(7)	146
Net amortization of premiums on securities	585	671
Gain on sale of investment securities	(456)	(56)
Net amortization (accretion) of deferred fees on loans	15	(31)
Mortgage loans originated for sale	(10,084)	(17,024)
Proceeds from sale of mortgage loans	13,062	16,010
Gain on sale of mortgage loans	(313)	(355)
ESOP compensation expense	192	158
Stock-based compensation expense	267	265
Excess tax benefits from equity awards	(136)	(59)
Decrease in income tax receivable	209	182
Decrease in interest receivable	179	73
Net change in other assets and liabilities	487	923

Net cash provided by operating activities	5,714	1,931

Investing Activities
Purchases of securities available for sale	(1,106)	(8,764)
Proceeds from sales of securities available for sale	18,248	18,535
Principal repayments on mortgage-backed and asset-backed securities	2,770	2,768
Redemption (purchase) of FHLB stock	(107)	95
Net increase in loans receivable	(19,726)	(20,701)
Net proceeds from sales of foreclosed real estate	49	178
Purchases of premises and equipment	(171)	(134)

Net cash used in investing activities	(43)	(8,023)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Financing Activities
Net increase (decrease) in deposits	$(2,489)	$8,908
Net proceeds from overnight and short-term borrowings	372	328
Excess tax benefits from equity awards	136	59

Net cash provided by (used in) financing activities	(1,981)	9,295

Net increase in cash and cash equivalents	3,690	3,203
Cash and cash equivalents at beginning of period	33,401	56,858

Cash and cash equivalents at end of period	$37,091	$60,061

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest on deposits, advances and other borrowings	$841	$862
Income taxes	77	-

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$-	$745
Net unsettled security purchases	-	219
Increase in unrealized gains and losses on securities available for sale	1,507	867
Decrease in deferred income taxes resulting from other comprehensive income	(385)	(304)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31,  2015 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016. These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period.

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

Principles of Consolidation – The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiary, the Bank (collectively, the “Company”). The Bank has two wholly-owned subsidiaries, Appalachian Financial Services, Inc., which has on occasion managed the Bank’s real estate acquired through debt default but is currently inactive, and Wenoca, Inc., which serves as the Bank’s trustee regarding deeds of trust. Both subsidiaries are organized as North Carolina corporations. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).

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

Residential Mortgage and Non-Commercial Construction and Land Development loans are to individuals and are typically secured by one-to-four family residential property, undeveloped land, and partially developed land in anticipation of pending construction of a personal residence. Significant and rapid declines in real estate values can cause residential mortgage loan borrowers to have debt levels in excess of the current market value of the collateral. Recent declines in value have led to unprecedented levels of foreclosures and losses within the banking industry. Non-commercial construction and land development loans can experience delays in completion and cost overruns that exceed the borrower’s financial ability to complete the project. Such cost overruns can result in foreclosure of partially completed and unmarketable collateral.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Methodology change – The Bank made no changes to its allowance methodology in the first quarters of 2016 or in 2015.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended March 31, 2016

Unrealized gain on securities	$265	$955	$(289)	$666	$931
Benefit plan liability	(5,326)	110	(110)	-	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(5,061)	$1,065	$(399)	$666	$(4,395)

Three Months Ended March 31, 2015

Unrealized gain on securities	$124	$542	$(35)	$507	$631
Benefit plan liability	(5,926)	122	(122)	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(5,802)	$664	$(157)	$507	$(5,295)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Reclassification of securities gains recognized in net income	$(456)	$(56)	Gain on sale of investment securities
Deferred income tax expense	167	21	Income tax provision
Total reclassifications for the period	$(289)	$(35)	Net of tax

Net periodic pension cost	$(174)	$(194)	Salaries and employee benefits
Deferred income tax benefit	64	72	Income tax provision
Total reclassifications for the period	$(110)	$(122)	Net of tax

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity  Incentive Plan (the “2012 Equity Incentive Plan”) to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during 2015 or during the first three months of 2016. The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2016	2015

Numerator:
Net income	$1,121	$622

Denominator:
Weighted average common shares outstanding	3,985,475	4,378,411
Less: Weighted average unvested restricted shares	(97,144)	(137,609)
Less: Weighted average unallocated ESOP shares	(309,964)	(341,383)
Weighted average common shares used to compute net income per common share – Basic	3,578,367	3,899,419
Add: Effect of dilutive securities	141,760	76,467
Weighted average common shares used to compute net income per common share – Diluted	3,720,127	3,975,886

Net income per common share – Basic	$0.31	$0.16

Net income per common share – Diluted	$0.30	$0.16

For the three months ended March 31, 2016 and March 31, 2015, options to purchase 71 shares and 5,393 shares of common stock, respectively, were excluded from the computation of net income per common share because their effect would be anti-dilutive. For the three months ended March 31, 2016 and March 31, 2015, respectively, there were no restricted stock shares excluded from the computation of net income per common share because their effect would be anti-dilutive.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

Accounting Standards Update ASU 2016-01 – In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments and also amends certain disclosure requirement associated with the fair value of those instruments.  For public entities, the amendments in ASU 2016-01 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company is currently evaluating this guidance to determine the impact on the Company's consolidated financial statements.

Accounting Standards Update ASU 2016-02 – In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 introduces a new lease model that refines the evaluation for lease accounting and addresses other concerns related to the current leases model. For public entities, the new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company is currently evaluating this guidance to determine the impact on the Company's consolidated financial statements.

Accounting Standards Update ASU 2016-09 – In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well  as classification in the statement of cash flows. For public entities, ASU 2016-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2016.  The Company is currently evaluating this guidance to determine the impact on the Company's consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2016

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,125	$8	$-	$2,133
Asset-backed securities issued by the Small Business Administration (SBA)	15,951	177	(19)	16,109
Residential mortgage-backed securities issued by GSEs (1)	49,737	245	(424)	49,558
State and local government securities due -
After 1 year but within 5 years	678	9	-	687
After 5 years but within 10 years	6,888	312	-	7,200
After 10 years	40,993	1,155	(3)	42,145
Mutual funds	764	9	-	773
Total	$117,136	$1,915	$(446)	$118,605

December 31, 2015

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,135	$-	$(21)	$2,114
Asset-backed securities issued by the Small Business Administration (SBA)	16,974	187	(17)	17,144
Residential mortgage-backed securities issued by GSEs (1)	51,726	29	(807)	50,948
State and local government securities due -
After 1 year but within 5 years	682	4	-	686
After 5 years but within 10 years	8,714	222	-	8,936
After 10 years	56,146	835	(12)	56,969
Mutual funds	760	-	(2)	758
Total	$137,137	$1,277	$(859)	$137,555

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2016 and December 31, 2015 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2016

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,020	$44	$-	$1,064
Residential mortgage-backed securities issued by GSEs (1)	314	23	-	337
State and local government securities due -
After 5 years but within 10 years	966	90	-	1,056
After 10 years	1,469	148	-	1,617
Total	$3,769	$305	$-	$4,074

December 31, 2015

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,024	$46	$-	$1,070
Residential mortgage-backed securities issued by GSEs (1)	351	25	-	376
State and local government securities due -
After 5 years but within 10 years	965	89	-	1,054
After 10 years	1,469	117	-	1,586
Total	$3,809	$277	$-	$4,086

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2016 and December 31, 2015 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2016 and December 31, 2015. The total number of securities with unrealized losses at March 31, 2016 and December 31, 2015 were 20 and 34, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	March 31, 2016
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

Asset-backed SBA	$726	$(2)	$1,711	$(17)	$2,437	$(19)
Residential mortgage-backed GSE (1)	24,089	(355)	9,379	(69)	33,468	(424)
State and local government	-	-	559	(3)	559	(3)
Total temporarily impaired securities	$24,815	$(357)	$11,649	$(89)	$36,464	$(446)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2016 or during the three-month period then ended.

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

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2015 or during the twelve-month period then ended.

Investment securities pledged as collateral follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Pledged to Federal Reserve Discount Window	$13,936	$14,533
Pledged to repurchase agreements for commercial customers	1,063	1,131

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Interest income from taxable securities	$220	$305
Interest income from tax-exempt securities	368	263
Total interest income from securities	$588	$568

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Proceeds from sales of securities	$18,248	$18,535
Gross realized gains from sales of securities	470	124
Gross realized losses from sales of securities	(14)	(68)

3.	LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Commercial:
Commercial construction and land development	$28,196	$38,313
Commercial mortgage	235,194	209,397
Commercial and industrial	23,461	22,878
Total commercial	286,851	270,588
Non-commercial:
Non-commercial construction and land development	15,475	16,587
Residential mortgage	194,809	186,839
Revolving mortgage	66,545	66,258
Consumer	32,569	36,291
Total non-commercial	309,398	305,975
Total loans receivable	596,249	576,563
Less: Deferred loan fees	(417)	(476)
Total loans receivable net of deferred loan fees	595,832	576,087
Less: Allowance for loan losses	(6,722)	(6,289)
Loans receivable, net	$589,110	$569,798

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss (1)	Total Loans

March 31, 2016

Commercial:
Commercial construction and land development	$27,669	$149	$154	$-	$224	$28,196
Commercial mortgage	221,926	12,261	1,007	-	-	235,194
Commercial and industrial	22,315	932	214	-	-	23,461
Total commercial	271,910	13,342	1,375	-	224	286,851
Non-commercial:
Non-commercial construction and land development	15,475	-	-	-	-	15,475
Residential mortgage	186,031	7,015	1,763	-	-	194,809
Revolving mortgage	63,080	2,953	512	-	-	66,545
Consumer	32,127	404	38	-	-	32,569
Total non-commercial	296,713	10,372	2,313	-	-	309,398
Total loans receivable	$568,623	$23,714	$3,688	$-	$224	$596,249

December 31, 2015

Commercial:
Commercial construction and land development	$38,168	$145	$-	$-	$-	$38,313
Commercial mortgage	195,551	12,412	1,434	-	-	209,397
Commercial and industrial	21,709	942	227	-	-	22,878
Total commercial	255,428	13,499	1,661	-	-	270,588
Non-commercial:
Non-commercial construction and land development	16,587	-	-	-	-	16,587
Residential mortgage	178,403	6,674	1,762	-	-	186,839
Revolving mortgage	62,922	2,812	524	-	-	66,258
Consumer	35,847	415	29	-	-	36,291
Total non-commercial	293,759	9,901	2,315	-	-	305,975
Total loans receivable	$549,187	$23,400	$3,976	$-	$-	$576,563

(1)	Loans included in the “Loss” column were fully reserved.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

March 31, 2016

Commercial:
Commercial construction and land development	$6	$-	$6	$28,190	$28,196
Commercial mortgage	-	-	-	235,194	235,194
Commercial and industrial	-	77	77	23,384	23,461
Total commercial	6	77	83	286,768	286,851
Non-commercial:
Non-commercial construction and land development	-	-	-	15,475	15,475
Residential mortgage	465	1,192	1,657	193,152	194,809
Revolving mortgage	118	97	215	66,330	66,545
Consumer	158	-	158	32,411	32,569
Total non-commercial	741	1,289	2,030	307,368	309,398
Total loans receivable	$747	$1,366	$2,113	$594,136	$596,249

December 31, 2015

Commercial:
Commercial construction and land development	$-	$-	$-	$38,313	$38,313
Commercial mortgage	-	496	496	208,901	209,397
Commercial and industrial	-	87	87	22,791	22,878
Total commercial	-	583	583	270,005	270,588
Non-commercial:
Non-commercial construction and land development	-	-	-	16,587	16,587
Residential mortgage	685	1,193	1,878	184,961	186,839
Revolving mortgage	104	98	202	66,056	66,258
Consumer	151	-	151	36,140	36,291
Total non-commercial	940	1,291	2,231	303,744	305,975
Total loans receivable	$940	$1,874	$2,814	$573,749	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial mortgage	$395	$-	$818	$-
Commercial and industrial	214	-	227	-
Total commercial	609	-	1,045	-
Non-commercial:
Non-commercial construction and land development	378	-	-	-
Residential mortgage	1,193	-	1,309	-
Revolving mortgage	182	-	194	-
Consumer	-	-	-	-
Total non-commercial	1,753	-	1,503	-
Total loans receivable	$2,362	$-	$2,548	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $16.2 million at March 31, 2016 and $15.8 million at December 31, 2015.

Loans made to directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Director and executive officer loans, beginning of period	$3,530	$4,022
New loans	32	718
Repayments of loans	(94)	(1,210)
Director and executive officer loans, end of period	$3,468	$3,530

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

(Dollars in thousands)	Commercial	Non- Commercial	Total

Three Months Ended March 31, 2016

Balance at beginning of period	$3,710	$2,579	$6,289
Provision for (recovery of) loan losses	464	(65)	399
Charge-offs	-	(8)	(8)
Recoveries	5	37	42
Balance at end of period	$4,179	$2,543	$6,722

Three Months Ended March 31, 2015

Balance at beginning of period	$3,409	$2,540	$5,949
Provision for (recovery of) loan losses	(4)	198	194
Charge-offs	(79)	(173)	(252)
Recoveries	103	48	151
Balance at end of period	$3,429	$2,613	$6,042

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

March 31, 2016

Commercial:
Commercial construction and land development	$224	$257	$481	$378	$27,818	$28,196
Commercial mortgage	23	3,366	3,389	3,364	231,830	235,194
Commercial and industrial	11	298	309	238	23,223	23,461
Total commercial	258	3,921	4,179	3,980	282,871	286,851
Non-commercial:
Non-commercial construction and land development	-	125	125	-	15,475	15,475
Residential mortgage	36	1,194	1,230	2,881	191,928	194,809
Revolving mortgage	85	764	849	86	66,459	66,545
Consumer	-	339	339	-	32,569	32,569
Total non-commercial	121	2,422	2,543	2,967	306,431	309,398
Total loans receivable	$379	$6,343	$6,722	$6,947	$589,302	$596,249

December 31, 2015

Commercial:
Commercial construction and land development	$-	$385	$385	$-	$38,313	$38,313
Commercial mortgage	39	2,982	3,021	3,811	205,586	209,397
Commercial and industrial	13	291	304	252	22,626	22,878
Total commercial	52	3,658	3,710	4,063	266,525	270,588
Non-commercial:
Non-commercial construction and land development	-	139	139	-	16,587	16,587
Residential mortgage	42	1,140	1,182	2,895	183,944	186,839
Revolving mortgage	86	788	874	97	66,161	66,258
Consumer	-	384	384	-	36,291	36,291
Total non-commercial	128	2,451	2,579	2,992	302,983	305,975
Total loans receivable	$180	$6,109	$6,289	$7,055	$569,508	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

March 31, 2016

Commercial:
Commercial construction and land development	$378	$378	$-	$378	$224
Commercial mortgage	3,520	2,969	395	3,364	23
Commercial and industrial	711	138	100	238	11
Total commercial	4,609	3,485	495	3,980	258
Non-commercial:
Residential mortgage	2,950	1,163	1,718	2,881	36
Revolving mortgage	96	85	1	86	85
Total non-commercial	3,046	1,248	1,719	2,967	121
Total impaired loans	$7,655	$4,733	$2,214	$6,947	$379

December 31, 2015

Commercial:
Commercial mortgage	$3,934	$3,315	$496	$3,811	$39
Commercial and industrial	722	140	112	252	13
Total commercial	4,656	3,455	608	4,063	52
Non-commercial:
Residential mortgage	2,965	2,125	770	2,895	42
Revolving mortgage	107	86	11	97	86
Total non-commercial	3,072	2,211	781	2,992	128
Total impaired loans	$7,728	$5,666	$1,389	$7,055	$180

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$126	$-	$-	$-
Commercial mortgage	3,648	32	3,945	33
Commercial and industrial	244	-	354	1
Total commercial	4,018	32	4,299	34
Non-commercial:
Residential mortgage	2,886	14	2,882	24
Revolving mortgage	93	-	356	-
Total non-commercial	2,979	14	3,238	24
Total loans receivable	$6,997	$46	$7,537	$58

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. No loans were restructured during the three months ended March 31, 2016. The Bank reduced the interest rate below market levels on one loan and extended payment terms on one loan during the three months ended March 31, 2015.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial and industrial	-	$-	$-	1	$153	$153
Total commercial	-	-	-	1	153	153
Total loans modified with below market interest rate	-	-	-	1	153	153

Extended payment terms

Non-commercial:
Residential mortgage	-	-	-	1	29	42
Total non-commercial	-	-	-	1	29	42
Total loans modified with extended payment terms	-	-	-	1	29	42

Total loans modified	-	$-	$-	2	$182	$195

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months ended March 31, 2016 and March 31, 2015.

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

The Bank’s loans that were considered to be TDRs follow:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Nonperforming restructured loans	$547	$979
Performing restructured loans	4,513	4,552
Total	$5,060	$5,531

As of March 31, 2016 and December 31, 2015, the Bank had $1.3 million of residential real estate loans in the process of foreclosure and $705,000 of foreclosed residential real estate property included in foreclosed real estate.

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

In January 2013, the Board of Directors amended the Bank’s Qualified and Non-Qualified pension plans (the “Plans”), effective March 31, 2013, to curtail or eliminate benefits under the Plans for services to be performed in future periods.  During 2013, pension expense was decreased by a $499,000 one-time credit that resulted from the curtailment of benefits for future service.

In June 2014, the Board of Directors further amended the Bank’s Plans, effective September 16, 2014, to offer immediate lump sum payments to inactive participants having an actuarial equivalent of vested accrued benefits below $60,000, determined as of November, 1, 2014, as available.  The total of immediate aggregate lump sum payments to all inactive participants making the lump sum selection was approximately $544,000 for 2014.

In June 2015, the Board of Directors further amended the Bank’s Plans, effective September 1, 2015, to offer immediate lump sum payments to inactive vested participants, determined as of October 31, 2015, as available.  The total of immediate aggregate lump sum payments to all inactive participants making the lump sum selection was approximately $846,000 for 2015.

In April 2016, the Bank decided to settle its qualified pension plan liability effective July 1, 2016.  The settlement is expected to be recognized in the fourth quarter of 2016 when participants receive annuities or lump sum payments of their accrued benefit balances.  A preliminary estimate of the one-time settlement charge is in the range of $8.7 million to $9.5 million before income taxes, or $5.5 million to $6.0 million after income taxes, of which $8.0 million before income taxes, or $5.1 million after income taxes, was recognized as a reduction of tangible common shareholders’ equity in the form of accumulated other comprehensive loss as of December 31, 2015.  A preliminary estimate of the range of earnings per share dilution is $1.49 to $1.62 per share, while a preliminary estimate of the range of common equity book value dilution is $0.12 to $0.24 per share.  For periods following the settlement in the fourth quarter of 2016, the Bank estimates annual periodic expense savings of approximately $810,000 before income taxes, or $513,000 after income taxes, or $0.14 per share.

Net periodic cost related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$14	$14
Amortization of net loss	12	14
Net periodic pension cost	$26	$28

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

	March 31,
(Dollars in thousands)	2016	2015

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$235	$246
Expected return on plan assets	(200)	(235)
Amortization of net loss	162	180
Net periodic pension cost	$197	$191

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

The Bank committed to make contributions to the ESOP sufficient to support the debt service of the loan. The loan is secured by the shares purchased, which are held in a trust until released for allocation to the participants as principal and interest payments are made by the ESOP to the Parent.

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

Shares held by the ESOP include the following:

March 31, 2016

Allocated ESOP shares, December 31, 2015	87,307
ESOP shares committed to be released during the period	39,191
ESOP shares withdrawn during the period	-
Unallocated ESOP shares	306,062
Total ESOP shares	432,560

Fair value of unallocated ESOP shares (dollars in thousands)	$7,419

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

Total expense recognized in connection with the ESOP follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

ESOP expense	$192	$158

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

Share-based compensation expenses related to restricted stock and stock options recognized for the three months ended March 31, 2016 and 2015 were $267,000 and $265,000, respectively.

The table below presents restricted stock award activity for the periods indicated:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2014	161,906	$15.75
Vested and released to participants	(40,296)	15.74
Unvested restricted shares at December 31, 2015	121,610	15.75
Vested and released to participants	(40,297)	15.74
Unvested restricted shares at March 31, 2016	81,313	$15.76

There were no restricted stock awards granted or forfeited during the three-month period ended March 31, 2016.

At March 31, 2016, unrecognized compensation expense, adjusted for expected forfeitures, was $1.1 million related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 1.88 years at March 31, 2016.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the periods indicated:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2015	60,355	450,500	$16.03	7.24	$4,473

Outstanding at March 31, 2016	60,355	450,500	$16.03	6.99	$3,699

Options exercisable at March 31, 2016		253,300	$15.85	6.92	$2,126

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. There were no stock options granted, exercised or forfeited during the three-month periods ended March 31, 2016 or March 31, 2015.

At March 31, 2016, the Company had $831,000 of unrecognized compensation expense related to stock options.  The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 2.13 years at March 31, 2016. There were 253,300 options vested and exercisable at March 31, 2016.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$179,305	$171,339
Commitments under standby letters of credit	138	120
Total	$179,443	$171,459

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

Interest Rate Risk - The Bank’s profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, the Bank’s interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. The Bank’s interest-earning assets consist primarily of long-term, fixed-rate mortgage loans, adjustable rate mortgage loans, commercial loans, and investments that typically adjust more slowly to changes in interest rates than its interest-bearing liabilities, which are primarily term deposits. Accordingly, the Bank’s earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. However, based on the results of the Bank’s interest rate risk simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from the Bank’s difficulty in reducing its cost of funds further in this competitive pricing environment, the Bank’s earnings may well be adversely affected if interest rates decline further. Such a decline in rates could result from, among other factors, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the economy. Accordingly, the Bank is carefully monitoring, through its Asset/Liability management process, the competitive landscape related to interest rates as well as various economic indicators in order to optimally position the Bank in terms of changes in interest rates.

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

The fair value estimates presented below are based on pertinent information available to management as of March 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

March 31, 2016

Financial assets:
Cash and cash equivalents	$37,091	$-	$-	$37,091	$37,091
Securities available for sale	773	117,832	-	118,605	118,605
Securities held to maturity	-	4,074	-	4,074	3,769
Investments in FHLB stock	-	-	2,914	2,914	2,914
Loans held for sale	-	4,457	-	4,457	4,353
Loans receivable, net	-	-	588,932	588,932	589,110
Accrued interest receivable	-	-	2,277	2,277	2,277
Deferred compensation assets	1,235	-	-	1,235	1,235

Financial liabilities:
Demand deposits	-	-	500,330	500,330	500,330
Time deposits	-	-	127,939	127,939	128,085
Repurchase agreements	-	-	699	699	699
Federal Home Loan Bank Advances	-	-	51,969	51,969	50,000
Deferred compensation liabilities	1,239	-	-	1,239	1,239
Accrued interest payable	-	-	124	124	124

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2015

Financial assets:
Cash and cash equivalents	$33,401	$-	$-	$33,401	$33,401
Securities available for sale	758	136,797	-	137,555	137,555
Securities held to maturity	-	4,086	-	4,086	3,809
Investments in FHLB stock	-	-	2,807	2,807	2,807
Loans held for sale	-	7,169	-	7,169	7,018
Loans receivable, net	-	-	572,286	572,286	569,798
Accrued interest receivable	-	-	2,456	2,456	2,456
Deferred compensation assets	1,359	-	-	1,359	1,359

Financial liabilities:
Demand deposits	-	-	495,628	495,628	495,628
Time deposits	-	-	135,212	135,212	135,276
Repurchase agreements	-	-	324	324	327
Federal Home Loan Bank Advances	-	-	52,116	52,116	50,000
Deferred compensation liabilities	1,365	-	-	1,365	1,365
Accrued interest payable	-	-	121	121	121

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2016 and March 31, 2015.

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

March 31, 2016

Securities available for sale:
U.S. GSE and agency securities	$-	$2,133	$-	$2,133	$2,133
Asset-backed SBA securities	-	16,109	-	16,109	16,109
Residential mortgage-backed securities issued by GSEs	-	49,558	-	49,558	49,558
State and local government securities	-	50,032	-	50,032	50,032
Mutual funds	773	-	-	773	773
Total	$773	$117,832	$-	$118,605	$118,605

Defined benefit plan assets:
Cash and cash equivalents	$417	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	12,911	-	-
Equity security mutual funds	3,251	-	-
Total	$16,724	$-	$-

December 31, 2015

Securities available for sale:
U.S. GSE and agency securities	$-	$2,114	$-	$2,114	$2,114
Asset-backed SBA securities	-	17,144	-	17,144	17,144
Residential mortgage-backed securities issued by GSEs	-	50,948	-	50,948	50,948
State and local government securities	-	66,591	-	66,591	66,591
Mutual funds	758	-	-	758	758
Total	$758	$136,797	$-	$137,555	$137,555

Defined benefit plan assets:
Cash and cash equivalents	$652	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	12,089	-	-
Equity security mutual funds	3,231	-	-

Defined benefit plan liabilities:
Administrative Fees	8	-	-
Total	$16,109	$-	$-

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

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

March 31, 2016

Impaired loans	$-	$-	$1,754	$1,754	$1,754
Foreclosed properties	-	-	1,633	1,633	1,633

December 31, 2015

Impaired loans	$-	$-	$1,876	$1,876	$1,876
Foreclosed properties	-	-	1,682	1,682	1,682

(1)  Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the three-month periods ended March 31, 2016 and March 31, 2015.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

March 31, 2016

Impaired loans	$1,754	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (18%)
Foreclosed properties	1,633	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (9%)

December 31, 2015

Impaired loans	$1,876	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (21%)
Foreclosed properties	1,682	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (5%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;
•	a decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in technology;
•	our ability to attract and retain key personnel;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and
•	the risks outlined in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies

During the three-month period ended March 31, 2016, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of FASB ASC Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets and the appropriate discount rate to be used in determining the present value of the obligation. In April 2016, the Bank decided to settle its qualified pension plan liability effective July 1, 2016. See notes 1 and 5 included in the consolidated financial statements.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at March 31, 2016 and our operating performance for the three-month period ended March 31, 2016. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

The following table provides the changes in our significant asset and liability categories at March 31, 2016 compared to December 31, 2015.

(Dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change

Interest-earning assets:
Interest-earning deposits with banks and overnight and short-term investments	$27,856	$23,838	$4,018	16.9%
Investment securities	122,374	141,364	(18,990)	-13.4%
Investments held at cost	2,914	2,807	107	3.8%
Loans held for sale	4,353	7,018	(2,665)	-38.0%
Loans receivable, net of deferred fees	595,832	576,087	19,745	3.4%
Total interest-earning assets	753,329	751,114	2,215	0.3%

Noninterest-earning assets:
Cash and due from banks	9,235	9,563	(328)	-3.4%
Allowance for loan losses	(6,722)	(6,289)	(433)	-6.9%
Premises and equipment, net of accumulated depreciation	11,593	11,616	(23)	-0.2%
Foreclosed real estate	5,597	5,646	(49)	-0.9%
Deferred income tax assets, net of deferred income tax liabilities	4,338	4,716	(378)	-8.0%
Other assets	6,153	6,487	(334)	-5.1%
Total noninterest-earning assets	30,194	31,739	(1,545)	-4.9%

Total assets	$783,523	$782,853	$670	0.1%

Interest-bearing liabilities:
Interest-bearing deposits	$507,782	$517,159	$(9,377)	-1.8%
Overnight and short-term borrowings	699	327	372	113.8%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	558,481	567,486	(9,005)	-1.6%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	120,633	113,745	6,888	6.1%
Accounts payable and other liabilities	12,345	11,940	405	3.4%
Total noninterest-bearing liabilities	132,978	125,685	7,293	5.8%

Total liabilities	691,459	693,171	(1,712)	-0.2%

Total equity	92,064	89,682	2,382	2.7%

Total liabilities and equity	$783,523	$782,853	$670	0.1%

Cash and cash equivalents	$37,091	$33,401	$3,690	11.0%
Total core deposits (excludes certificate accounts)	500,330	495,628	4,702	0.9%
Total certificates of deposit	128,085	135,276	(7,191)	-5.3%
Total deposits	628,415	630,904	(2,489)	-0.4%
Total funding liabilities	679,114	681,231	(2,117)	-0.3%

Assets. Total assets increased $670,000, or 0.1%, to $783.5 million at March 31, 2016 from $782.9 million at December 31, 2015. Cash and cash equivalents increased $3.7 million, or 11.0%, to $37.1 million at March 31, 2016 from $33.4 million at December 31, 2015. Investment securities decreased $19.0 million, or 13.4%, to $122.4 million at March 31, 2016 from $141.4 million at December 31, 2015, primarily due to the sale of investment securities to fund loan growth. Loans receivable, net of deferred fees, increased $19.7 million, or 3.4%, to $595.8 million at March 31, 2016 from $576.1 million at December 31, 2015 as new loan originations, primarily commercial real estate loan originations, exceeded loan repayments, prepayments and foreclosures.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015

Loans originated:
Commercial:
Commercial mortgage	$26,549	$14,921
Construction and land development	4,778	10,228
Commercial and industrial	3,686	2,418
Non-commercial:
Residential mortgage	15,638	23,044
Construction and land development	10,046	9,963
Revolving mortgage	6,141	9,012
Consumer	85	10,107
Total loans originated	$66,923	$79,693

Loan principal payments, prepayments and payoffs	$30,212	$41,613

Residential mortgage loans sold	$13,062	$16,010

Nonperforming Assets. Nonperforming assets totaled $8.0 million, or 1.02% of total assets, at March 31, 2016 compared to $8.2 million, or 1.05% of total assets, at December 31, 2015. Nonperforming assets included $2.4 million in nonperforming loans and $5.6 million in foreclosed real estate at March 31, 2016 compared to $2.5 million and $5.6 million, respectively, at December 31, 2015.

Nonperforming loans decreased $186,000 to $2.4 million, or 0.40% of total loans, at March 31, 2016 from $2.5 million, or 0.44% of total loans, at December 31, 2015.  Commercial mortgage and industrial nonperforming loans decreased $436,000 for the three months of 2016 and residential and revolving mortgage nonperforming loans decreased $128,000 for the same period.  The decreases were partially offset by an increase of $378,000 in additional non-commercial construction and land development nonperforming loans. Performing troubled debt restructurings (“TDRs”) decreased $39,000, or 0.9%, when comparing the same periods. Total performing TDRs and nonperforming assets decreased $274,000, or 2.1%, to $12.5 million, or 1.59% of total assets, at March 31, 2016 compared to $12.7 million, or 1.63% of total assets, at December 31, 2015.

At March 31, 2016, nonperforming loans included three residential mortgage loans that totaled $1.2 million,  two commercial mortgage loans that totaled $395,000, one commercial construction loan in the amount of $378,000, four commercial and industrial loans that totaled $214,000 and three revolving home equity loans that totaled $182,000.  As of March 31, 2016, the nonperforming loans had specific reserves totaling $320,000. TDRs were $5.1 million at March 31, 2016 and $5.5 million at December 31, 2015.  There were no additions to TDRs during the three months ended March 31, 2016. At March 31, 2016, $547,000 of the $5.1 million of TDRs were not performing.

Foreclosed real estate at March 31, 2016 included six properties with a total recorded amount of $5.6 million compared to six properties with a total recorded amount of $5.6 million at December 31, 2015. During the three months ended March 31, 2016, no new properties were added to foreclosed real estate, while the Bank sold one of its residential lots in a mixed-use lot subdivision for net proceeds of $49,000.  The Bank recorded no loss provisions on foreclosed real estate during the first three months of 2016, and there were no capital additions during the period.

Liabilities. Total deposits decreased $2.5 million, or 0.4%, to $628.4 million at March 31, 2016 from $630.9 million at December 31, 2015.  During the three months ended March 31, 2016, we continued our focus on core deposit growth, from which we exclude certificates of deposit.  Core deposits increased $4.7 million, or 0.9%, to $500.3 million at March 31, 2016 from $495.6 million at December 31, 2015.

Commercial checking and money market accounts increased $6.0 million, or 4.1%, to $153.0 million at March 31, 2016 from $147.0 million at December 31, 2015, reflecting expanded sources of lower cost funding.  Our efforts to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects our commitment to establishing diversified relationships with business clients.

Since December 31, 2015, certificates of deposit decreased $7.2 million, or 5.3%, to $128.1 million at March 31, 2016 from $135.3 million at December 31, 2015 as we continued our focus on core deposit growth.  Accounts payable and other liabilities increased $405,000, or 3.4%, to $12.3 million at March 31,  2016 from $11.9 million at December 31, 2015.  The increase in accounts payable and other liabilities at March 31, 2016 was primarily attributable to increases in escrowed payments from mortgage borrowers and pension plan liabilities, that were partially offset by a decrease in payroll accruals.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overview. Net income was $1.1 million, or $0.30 per diluted common share, for the three months ended March 31, 2016, compared to $622,000, or $0.16 per diluted common share, for the three months ended March 31, 2015.  Income before income taxes increased $785,000, primarily due to an increase of $540,000 in net interest income, an increase of $439,000 in noninterest income, and a decrease of $11,000 in noninterest expenses, which were partially offset by an increase of $205,000 in provision for loan losses.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	$ Change	% Change

Interest and dividend income	$6,677	$6,154	$523	8.5%
Interest expense	844	861	(17)	-2.0%
Net interest income	5,833	5,293	540	10.2%
Provision for loan losses	399	194	205	105.7%
Net interest income after provision for loan losses	5,434	5,099	335	6.6%
Noninterest income	2,049	1,610	439	27.3%
Noninterest expenses	5,761	5,772	(11)	-0.2%
Income before income tax provision	1,722	937	785	83.8%
Income tax provision	601	315	286	90.8%
Net income	1,121	622	499	80.2%

Net Interest Income. Net interest income increased by $540,000, or 10.2%, to $5.8 million for the three  months ended March 31, 2016 compared to $5.3 million for the three months ended March 31, 2015.  Interest income on loans increased $502,000, primarily resulting from a $58.2 million increase in average loan balances, partially offset by a 10 basis point decrease in the average yield on loans.  Interest on investment securities increased $20,000, attributable to a 35 basis point increase in the average yield earned on the investment portfolio, which was partially offset by a $12.0 million decrease in the average balance of investment securities. Interest expense decreased $17,000, or 2.0%, for the three months ended March 31,  2016 compared to the three months ended March 31, 2015. The lower interest expense was primarily attributable to lower average balances of certificates of deposit, as well as average rate reductions of 2 basis points on total interest-bearing deposits. The decrease in average balances of certificates of deposit was partially offset by higher average balances of NOW, money market and savings accounts. For the same comparable quarterly periods, average noninterest-bearing deposits grew $19.0 million, or 20.1%, which contributed to the reduction of deposit interest expense while deposit funding grew.

Provision for Loan Losses. We recorded a provision for loan losses in the amount of $399,000 for the  three months ended March 31, 2016 compared to $194,000 for the three months ended March 31, 2015.  The Company charged off $8,000 in loans for the first quarter of 2016 compared to $252,000 for the first quarter of 2015.  The increase in the three-month provision for loan losses was primarily due to the provision of a specific reserve on a loan determined to be impaired late in the first quarter of 2016.

Noninterest Income.  Noninterest income increased $439,000, or 27.3%, to $2.0 million for the three months ended March 31, 2016 from $1.6 million for the three months ended March 31, 2015. Factors that contributed to the increase in noninterest income during the 2016 period included increases of $400,000 in net gains from the sale of investment securities, $80,000 in deposit and other service charge income and $15,000 in fees from debit card services, which were partially offset by decreases of $42,000 in mortgage banking income and $21,000 in income from an investment in a Small Business Investment Company. Increased income on deposit and other fees primarily related to retail checking accounts, while increased transaction volume drove the rise in income from debit card services. The decrease in mortgage banking income was attributable to lower volumes of residential mortgage loans originated and sold.

Noninterest Expenses. Noninterest expenses remained at $5.8 million for the three months ended March 31, 2016 and 2015.  Decreases of $75,000 in loan expenses, $34,000 in occupancy expenses, $31,000 in salaries and employee benefits, $23,000 in foreclosed property expenses and $58,000 in other miscellaneous expenses were partially off set by increases of $120,000 in professional and outside services primarily due to revenue enhancement consulting fees and $90,000 in data processing fees.

Income Tax Provision. Income tax expense increased by $286,000 for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, primarily due to an increase in pre-tax income. The effective tax rate was 34.90% for the three months ended March 31, 2016 compared to 33.62% for the three months ended March 31, 2015, with the increase primarily resulting from a decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2016 compared to 2015 and an increase in deferred state tax expenses resulting from a reduction in the state income tax rate which affected the recorded deferred tax asset.

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

	For The Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance (1)	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$24,283	$32	0.53%	$49,338	$34	0.28%
Loans receivable	593,341	6,023	4.08%	535,130	5,521	4.18%
Investment securities	58,214	388	3.54%	49,242	283	3.06%
Mortgage-backed and similar securities	67,539	200	1.19%	88,499	285	1.31%
Other interest-earning assets	2,886	34	4.74%	2,889	31	4.35%
Total interest-earning assets	746,263	6,677	3.67%	725,098	6,154	3.49%
Allowance for loan losses	(6,408)			(6,020)
Noninterest-earning assets	36,768			41,754

Total assets	$776,623			$760,832

Liabilities and equity

NOW accounts	$156,491	52	0.13%	$151,480	50	0.13%
Money market accounts	170,888	73	0.17%	157,235	69	0.18%
Savings accounts	49,603	12	0.10%	43,340	10	0.09%
Certificates of deposit	132,056	217	0.66%	154,010	248	0.65%
Total interest-bearing deposits	509,038	354	0.28%	506,065	377	0.30%
Overnight and short-term borrowings	719	-	0.00%	954	-	0.00%
Federal Home Loan Bank advances	50,000	490	3.94%	50,000	484	3.93%
Total interest-bearing liabilities	559,757	844	0.61%	557,019	861	0.63%
Noninterest-bearing deposits	113,592			94,547
Other noninterest-bearing liabilities	11,860			13,458
Total liabilities	685,209			665,024

Total equity	91,414			95,808

Total liabilities and equity	$776,623			$760,832

Net interest income		$5,833			$5,293

Interest rate spread			3.06%			2.86%
Net interest margin			3.21%			3.01%
Average interest-earning assets to average interest-bearing liabilities	133.32%			130.17%

(1)	Certain amounts for prior periods were reclassified to conform to the March 31, 2016 presentation. The reclassifications had no effect on net income or equity as previously reported.

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

	Three Months Ended March 31, 2016 Compared To The Three Months Ended March 31, 2015
	Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(23)	$21	$(2)
Loans receivable	592	(90)	502
Investment securities	56	49	105
Mortgage-backed and similar securities	(63)	(22)	(85)
Other interest-earning assets	-	3	3
Total interest-earning assets	562	(39)	523

Interest expense:
NOW accounts	2	-	2
Money market accounts	6	(2)	4
Savings accounts	1	1	2
Certificates of deposit	(36)	5	(31)
Total interest-bearing deposits	(27)	4	(23)
Federal Home Loan Bank advances	-	6	6
Total interest-bearing liabilities	(27)	10	(17)

Net increase in interest income	$589	$(49)	$540

With the prolonged low interest rate environment, the interest rate component continues to reflect the  pressures of net interest margin compression.  The growth in loans has led to favorable changes in the volume component and overall net interest income levels in 2016 compared to 2015.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial mortgage	$395	$818	$(423)	-51.7%
Commercial and industrial	214	227	(13)	-5.7%
Total commercial	609	1,045	(436)	-41.7%
Non-commercial:
Non-commercial construction and land development	378	-	378	n/a
Residential mortgage	1,193	1,309	(116)	-8.9%
Revolving mortgage	182	194	(12)	-6.2%
Total non-commercial	1,753	1,503	250	16.6%
Total nonaccruing loans (1)	2,362	2,548	(186)	-7.3%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	2,362	2,548	(186)	-7.3%

Foreclosed real estate	5,597	5,646	(49)	-0.9%

Total nonperforming assets	7,959	8,194	(235)	-2.9%

Performing troubled debt restructurings (2)	4,513	4,552	(39)	-0.9%
Performing troubled debt restructurings and total nonperforming assets	$12,472	$12,746	(274)	-2.1%

Allowance for loan losses	$6,722	$6,289

Total loans	$595,832	$576,087

Allowance as a percentage of total loans	1.13%	1.09%
Allowance as a percentage of nonperforming loans	284.59%	246.82%
Total nonperforming loans to total loans	0.40%	0.44%
Total nonperforming loans to total assets	0.30%	0.33%
Total nonperforming assets to total assets	1.02%	1.05%
Performing troubled debt restructurings and total nonperforming assets to total assets	1.59%	1.63%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by extending loan terms or granting other concessions to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $5.1 million at March 31, 2016 and $5.5 million at December 31, 2015. During the three months ended March 31,2016,  no loans were restructured during the period. At March 31, 2016, $547,000 of the total $5.1 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming assets table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their  original terms amounted to $46,000 for the three-month period ended March 31, 2016 compared to $39,000 for the comparable period of 2015. Interest income of $46,000 and $58,000 related to impaired loans was recognized for the three-month periods ended March 31, 2016  and 2015, respectively.

At March 31, 2016, our nonaccruing loans of $2.4 million, including nonperforming TDRs, were primarily comprised of the following:

● Commercial Construction and Land Development Loans

○	One loan for the purchase of land with a balance of $378,000. As of March 31, 2016, the loan was considered impaired and had a specific reserve of $224,000.

● Commercial Mortgage Loans

○	Two loans to unrelated borrowers on commercial buildings located in Western North Carolina. As of March 31, 2016, the loans were considered impaired and nonaccruing with an aggregate balance of $395,000.

● Residential Mortgage Loans

○	Six loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.4 million as of March 31, 2016.

At March 31, 2016, our performing TDRs of $4.5 million included the following:

● Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of March 31, 2016, the loan was a performing TDR with a balance of $3.0 million that matures in May of 2017. As of March 31, 2016, the loan was considered impaired and had a specific reserve of $23,000.

● Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.5 million as of March 31, 2016.

Foreclosed properties consisted of the following at the dates indicated.

	March 31, 2016		December 31, 2015
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	5	$4,892	5	$4,941
Residential mortgage	1	705	1	705
Total	6	$5,597	6	$5,646

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Three Months Ended March 31, 2016

Beginning balance	$5,646
Net proceeds from sales of foreclosed properties	(49)
Ending balance	$5,597

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit.  During 2015, the Bank sold one retail unit and two office units.  During the three months ended March 31, 2016, the Bank sold no units.  As of March 31, 2016, the adjusted recorded amount was $4.0 million for the remaining seven retail units and five office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	March 31, 2016	December 31, 2015	$ Change	% Change

Adversely classified loans:
Substandard	$3,688	$3,976	$(288)	-7.2%
Doubtful	-	-	-	0.0%
Loss	224	-	224	n/a
Total adversely classified loans	3,912	3,976	(64)	-1.6%
Special mention loans	23,714	23,400	314	1.3%
Total classified and special mention loans	27,626	27,376	250	0.9%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$27,626	$27,376	$250	0.9%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At March 31, 2016, substandard loans totaling $3.7 million included $2.1 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.6 million in performing substandard loans included the following:

● Commercial Mortgage Loans

○	Two loans to one borrower on two commercial properties located in western North Carolina. As of March 31, 2016, the loans were performing with a total balance of $612,000.

● Residential Mortgage Loans

○	Twelve loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $900,000 as of March 31, 2016.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At March 31, 2016, special mention loans included the Bank’s largest performing TDR commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At March 31, 2016, cash and cash equivalents totaled $37.1 million, including $27.9 million in interest-bearing deposits in other banks, of which $23.2 million was on deposit with the Federal Reserve Bank.  Investment securities totaling $118.6 million at March 31, 2016 classified as available-for-sale provided an additional source of liquidity. In addition, at March 31, 2016, we had the ability to borrow a total of approximately $83.4 million from the Federal Home Loan Bank of Atlanta and approximately $13.2 million from the Federal Reserve Bank’s discount window. At March 31, 2016, we had $50.0 million in Federal Home Loan Bank advances outstanding and $6.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At March 31, 2016, we had $179.3 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of March 31, 2016 totaled $71.9 million, or 56.1%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including new certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At March 31, 2016

Long-term debt obligations	$50,000	$30,000	$20,000	$-	$-
Operating lease obligations	983	362	146	121	354
Total	$50,983	$30,362	$20,146	$121	$354

At December 31, 2015

Long-term debt obligations	$50,000	$-	$50,000	$-	$-
Operating lease obligations	1,074	362	222	121	369
Total	$51,074	$362	$50,222	$121	$369

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The final rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new Common Equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from former requirements); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

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

It is management’s belief that, as of March 31, 2016, the Company and the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

March 31, 2016

Common equity tier I capital	$96,459	16.65%	$26,071	4.50%	$37,658	6.50%
Tier I leverage capital	96,459	12.33%	31,299	4.00%	39,123	5.00%
Tier I risk-based capital	96,459	16.65%	34,762	6.00%	46,349	8.00%
Total risk-based capital	103,181	17.81%	46,349	8.00%	57,936	10.00%

December 31, 2015

Common equity tier I capital	94,743	16.66%	25,587	4.50%	36,960	6.50%
Tier I leverage capital	94,743	11.87%	31,935	4.00%	39,919	5.00%
Tier I risk-based capital	94,743	16.66%	34,117	6.00%	45,489	8.00%
Total risk-based capital	101,032	17.77%	45,489	8.00%	56,861	10.00%

Asheville Savings Bank, S.S.B.

March 31, 2016

Common equity tier I capital	$90,727	15.67%	$26,060	4.50%	$37,642	6.50%
Tier I leverage capital	90,727	11.62%	31,233	4.00%	39,041	5.00%
Tier I risk-based capital	90,727	15.67%	34,746	6.00%	46,328	8.00%
Total risk-based capital	97,449	16.83%	46,328	8.00%	57,911	10.00%
NC Savings Bank capital	97,449	12.45%	39,123	5.00%	n/a	n/a

December 31, 2015

Common equity tier I capital	89,183	15.70%	25,563	4.50%	36,925	6.50%
Tier I leverage capital	89,183	11.20%	31,848	4.00%	39,810	5.00%
Tier I risk-based capital	89,183	15.70%	34,084	6.00%	45,446	8.00%
Total risk-based capital	95,472	16.81%	45,446	8.00%	56,807	10.00%
NC Savings Bank capital	95,472	12.21%	39,087	5.00%	n/a	n/a

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

For the three months ended March 31, 2016 and the year ended December 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	As Of March 31, 2016			Over The Next Twelve Months Ending March 31, 2017
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change in Rates (in Basis Points “BP”):

300 BP	$90,139	$(25,832)	-22.27%	$23,197	$(522)	-2.20%
200	100,475	(15,496)	-13.36%	23,570	(149)	-0.63%
100	109,279	(6,692)	-5.77%	23,733	14	0.06%
0	115,971	-	0.00%	23,719	-	0.00%
(100)	114,539	(1,432)	-1.23%	21,746	(1,973)	-8.32%

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2016.  In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 14, 2016.  We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

The following table sets forth information as of March 31, 2016 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights	Weighted-Average Exercise Price Of Outstanding Options Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	450,500	$16.03	60,355
Equity compensation plans not approved by security holders	–	n/a	–
Total	450,500	$16.03	60,355

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
10.1
Agreement, dated January 20, 2016, by and among ASB Bancorp, Inc., Asheville Savings Bank, S.S.B., Seidman and Associates, L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., Seidman Investment Partnership III, L.P., LSBK06-08, L.L.C., Broad Park Investors, L.L.C., Chewy Gooey Cookies, L.P., 2514 Multi-Strategy Fund, L.P., CBPS, LLC, Veteri Place Corporation, JBRC I, LLC, Lawrence B. Seidman, and Kenneth J. Wrench (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

ASB BANCORP, INC.
Registrant

May 9, 2016	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)