Form 10-Q
period 2016-06-30
ASB Bancorp Inc
filed 2016-08-08
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
OR
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

There were 3,787,322 shares of Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2016.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	June 30, 2016	December 31, 2015*

Assets
Cash and due from banks	$10,410	$9,563
Interest-earning deposits with banks	41,151	23,838
Total cash and cash equivalents	51,561	33,401

Securities available for sale (amortized cost of $104,544 at June 30, 2016 and $137,137 at December 31, 2015)	107,134	137,555
Securities held to maturity (estimated fair value of $4,041 at June 30, 2016 and $4,086 at December 31, 2015)	3,735	3,809
Investment in Federal Home Loan Bank stock, at cost	2,829	2,807
Loans held for sale	4,323	7,018
Loans receivable (net of deferred loan fees of $396 at June 30, 2016 and $476 at December 31, 2015)	606,212	576,087
Allowance for loan losses	(6,583)	(6,289)
Loans receivable, net	599,629	569,798

Premises and equipment, net	11,476	11,616
Foreclosed real estate	4,793	5,646
Deferred income tax assets, net	4,030	4,716
Bank owned life insurance	10,010	-
Other assets	6,048	6,487

Total assets	$805,568	$782,853

Liabilities
Noninterest-bearing deposits	$127,945	$113,745
Interest-bearing deposits	512,740	517,159
Total deposits	640,685	630,904
Overnight and short-term borrowings	450	327
Federal Home Loan Bank advances	50,000	50,000
Securities purchased but not settled	6,456	-
Accounts payable and other liabilities	13,070	11,940

Total liabilities	710,661	693,171

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 3,987,322 shares issued at June 30, 2016 and 3,985,475 shares issued at December 31, 2015	40	40
Additional paid-in capital	24,303	24,056
Retained earnings	78,905	76,088
Accumulated other comprehensive loss, net of tax	(3,685)	(5,061)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,982)	(3,138)
Unearned equity incentive plan shares	(1,311)	(1,960)
Stock-based deferral plan shares	(363)	(343)

Total shareholders’ equity	94,907	89,682

Total liabilities and shareholders’ equity	$805,568	$782,853

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Interest and dividend income
Loans, including fees	$6,120	$5,664	$12,143	$11,185
Securities	560	557	1,148	1,125
Other earning assets	75	68	141	133

Total interest and dividend income	6,755	6,289	13,432	12,443

Interest expense
Deposits	362	390	716	767
Overnight and short-term borrowings	2	-	2	-
Federal Home Loan Bank advances	490	490	980	974

Total interest expense	854	880	1,698	1,741

Net interest income	5,901	5,409	11,734	10,702

Provision for loan losses	104	65	503	259

Net interest income after provision for loan losses	5,797	5,344	11,231	10,443

Noninterest income
Mortgage banking income	396	498	709	853
Deposit and other service charge income	734	618	1,397	1,201
Income from debit card services	472	462	907	882
Gain on sale of investment securities, net	716	143	1,172	199
Other noninterest income	158	247	340	443

Total noninterest income	2,476	1,968	4,525	3,578

Noninterest expenses
Salaries and employee benefits	3,271	3,344	6,584	6,688
Occupancy expense, net	438	444	872	912
Foreclosed property expenses	64	54	107	120
Data processing fees	648	623	1,315	1,200
Federal deposit insurance premiums	90	124	203	249
Advertising	131	146	233	260
Professional and outside services	223	276	543	476
Other noninterest expenses	772	999	1,541	1,877

Total noninterest expenses	5,637	6,010	11,398	11,782

Income before income tax provision	2,636	1,302	4,358	2,239

Income tax provision	940	437	1,541	752

Net income	$1,696	$865	$2,817	$1,487

Net income per common share – Basic	$0.47	$0.22	$0.78	$0.38

Net income per common share – Diluted	$0.45	$0.21	$0.75	$0.37

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Comprehensive Income (Loss)
Net income	$1,696	$865	$2,817	$1,487
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(716)	(143)	(1,172)	(199)
Deferred income tax benefit	262	53	429	74
Gains (losses) arising during the period	1,837	(1,673)	3,344	(806)
Deferred income tax benefit (expense)	(673)	625	(1,225)	300
Unrealized holding gains (losses) adjustment, net of tax	710	(1,138)	1,376	(631)

Defined Benefit Pension Plans:
Net periodic pension cost	(174)	(194)	(347)	(389)
Net pension gain	174	194	347	389

Total other comprehensive income (loss)	710	(1,138)	1,376	(631)

Comprehensive income (loss)	$2,406	$(273)	$4,193	$856

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Six Months Ended June 30, 2016

Common stock
December 31, 2015	$40
June 30, 2016	$40

Additional paid-in capital
December 31, 2015	$24,056
Repurchase of common stock	(79)
Issuance of common stock	79
ESOP shares allocated	231
Stock-based compensation expense	665
Vesting of restricted stock	(649)
June 30, 2016	$24,303

Retained earnings
December 31, 2015	$76,088
Net income	2,817
June 30, 2016	$78,905

Accumulated other comprehensive income (loss), net of tax
December 31, 2015	$(5,061)
Other comprehensive income	1,376
June 30, 2016	$(3,685)

Unearned ESOP shares
December 31, 2015	$(3,138)
ESOP shares allocated	156
June 30, 2016	$(2,982)

Unearned equity incentive plan shares
December 31, 2015	$(1,960)
Vesting of restricted stock	649
June 30, 2016	$(1,311)

Stock-based deferral plan shares
December 31, 2015	$(343)
Stock-based deferral plan shares purchased	(20)
June 30, 2016	$(363)

Total shareholders’ equity
December 31, 2015	$89,682
Repurchase of common stock	(79)
Issuance of common stock	79
Net income	2,817
Other comprehensive income	1,376
ESOP shares allocated	387
Stock-based compensation expense	665
Stock-based deferral plan shares purchased	(20)
June 30, 2016	$94,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015

Operating Activities
Net income	$2,817	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	503	259
Provision for losses on foreclosed properties	18	-
Depreciation	391	421
Gain on sale of fixed and other assets	-	(20)
Loss on sale of foreclosed real estate	-	1
Increase in cash surrender value of bank owned life insurance	(10)	-
Deferred income tax expense (benefit)	(110)	451
Net amortization of premiums on securities	1,112	1,323
Gain on sale of investment securities	(1,172)	(199)
Net amortization (accretion) of deferred fees on loans	52	(46)
Mortgage loans originated for sale	(25,196)	(39,686)
Proceeds from sale of mortgage loans	28,600	37,584
Gain on sale of mortgage loans	(709)	(853)
ESOP compensation expense	387	323
Stock-based compensation expense	529	528
Excess tax benefits from equity awards	(136)	(59)
Decrease in income tax receivable	209	300
Decrease in interest receivable	340	13
Net change in other assets and liabilities	1,156	1,460

Net cash provided by operating activities	8,781	3,287

Investing Activities
Purchases of securities available for sale	(16,833)	(52,209)
Proceeds from sales of securities available for sale	50,150	50,624
Principal repayments on mortgage-backed and asset-backed securities	5,866	6,205
Redemption (purchase) of FHLB stock	(22)	95
Net increase in loans receivable	(30,391)	(32,029)
Net proceeds from sales of foreclosed real estate	840	244
Purchases of premises and equipment	(251)	(312)
Net proceeds from sales of fixed and other assets	-	20
Purchases of bank owned life insurance	(10,000)	-

Net cash used in investing activities	(641)	(27,362)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015

Financing Activities
Net increase in deposits	$9,781	$20,584
Net proceeds from (repayments of) overnight and short-term borrowings	123	(436)
Stock-based deferral plan shares purchased	(20)	-
Proceeds from the exercise of stock options	79	-
Excess tax benefits from equity awards	136	59
Common stock repurchased	(79)	-

Net cash provided by financing activities	10,020	20,207

Net increase (decrease) in cash and cash equivalents	18,160	(3,868)
Cash and cash equivalents at beginning of period	33,401	56,858

Cash and cash equivalents at end of period	$51,561	$52,990

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest on deposits, advances and other borrowings	$1,697	$1,754
Income taxes	1,240	-

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$5	$812
Net unsettled security purchases	6,456	-
Increase (decrease) in unrealized gains and losses on securities available for sale	3,344	(806)
Increase (decrease) in deferred income taxes resulting from other comprehensive income	(796)	374

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016.  These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period.

 Organization – ASB Bancorp, Inc. (the “Parent”) was incorporated on May 12, 2011 by Asheville Savings Bank, S.S.B. (the “Bank”) to be the Bank’s holding company upon completion of the Bank’s conversion from the mutual to stock form of organization.

The Bank is headquartered in Asheville, North Carolina and provides mortgage, consumer and commercial banking services primarily in Buncombe, Henderson, McDowell, Transylvania, and Madison counties in North Carolina and in Mecklenburg County, North Carolina through loan originators. The Bank is regulated by the Office of the North Carolina Commissioner of Banks (“NCCoB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Parent is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and the NCCoB.

Principles of Consolidation – The consolidated financial statements include the accounts of the Parent and its wholly owned subsidiary, the Bank (collectively, the “Company”). The Bank has two wholly-owned subsidiaries, Appalachian Financial Services, Inc., which has on occasion managed the Bank’s real estate acquired through debt default but is currently inactive, and Wenoca, Inc., which serves as the Bank’s trustee regarding deeds of trust. Both subsidiaries are organized as North Carolina corporations. For purposes of the consolidated financial statements, all significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Methodology change – The Bank made no changes to its allowance methodology in the first six months of 2016 or 2015.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended June 30, 2016

Unrealized gain on securities	$931	$1,164	$(454)	$710	$1,641
Benefit plan liability	(5,326)	(110)	110	-	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(4,395)	$1,054	$(344)	$710	$(3,685)

Three Months Ended June 30, 2015

Unrealized gain (loss) on securities	$631	$(1,048)	$(90)	$(1,138)	$(507)
Benefit plan liability	(5,926)	(122)	122	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(5,295)	$(1,170)	$32	$(1,138)	$(6,433)

Six Months Ended June 30, 2016

Unrealized gain on securities	$265	$2,119	$(743)	$1,376	$1,641
Benefit plan liability	(5,326)	(220)	220	-	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(5,061)	$1,899	$(523)	$1,376	$(3,685)

Six Months Ended June 30, 2015

Unrealized gain (loss) on securities	$124	$(506)	$(125)	$(631)	$(507)
Benefit plan liability	(5,926)	(244)	244	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(5,802)	$(750)	$119	$(631)	$(6,433)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015

Reclassification of securities gains recognized in net income	$(716)	$(143)	Gain on sale of investment securities
Deferred income tax expense	262	53	Income tax provision
Total reclassifications for the period	$(454)	$(90)	Net of tax

Net periodic pension benefit	$174	$194	Salaries and employee benefits
Deferred income tax expense	(64)	(72)	Income tax provision
Total reclassifications for the period	$110	$122	Net of tax

(Dollars in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Reclassification of securities gains recognized in net income	$(1,172)	$(199)	Gain on sale of investment securities
Deferred income tax expense	429	74	Income tax provision
Total reclassifications for the period	$(743)	$(125)	Net of tax

Net periodic pension benefit	$347	$389	Salaries and employee benefits
Deferred income tax expense	(127)	(145)	Income tax provision
Total reclassifications for the period	$220	$244	Net of tax

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during 2015 or during the first six months of 2016.

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

Net income per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Numerator:
Net income	$1,696	$865	$2,817	$1,487

Denominator:
Weighted average common shares outstanding	3,985,922	4,378,411	3,985,698	4,378,411
Less: Weighted average unvested restricted shares	(81,313)	(121,610)	(89,229)	(129,565)
Less: Weighted average unallocated ESOP shares	(302,160)	(333,602)	(306,062)	(337,471)
Weighted average common shares used to compute net income per common share – Basic	3,602,449	3,923,199	3,590,407	3,911,375
Add: Effect of dilutive securities	140,009	90,133	140,909	83,715
Weighted average common shares used to compute net income per common share – Diluted	3,742,458	4,013,332	3,731,316	3,995,090

Net income per common share – Basic	$0.47	$0.22	$0.78	$0.38

Net income per common share – Diluted	$0.45	$0.21	$0.75	$0.37

For the three and six months ended June 30, 2016, no restricted shares and no stock options were excluded from the computation of net income per share because their effect would be anti-dilutive.  For the three and six months ended June 30, 2015, no restricted shares were excluded from the computation of net income per share because their effect would be anti-dilutive.  For the three and six months ended June 30, 2015, options to purchase 5,393 shares of common stock were excluded from the computation of net income per share because their effect would be anti-dilutive.

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

Accounting Standards Update ASU 2016-13 – In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which improves financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  ASU 2016-13 requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts.  For public entities that are SEC filers, ASU 2016-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. This standard will be required to be implemented through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. The Company is currently evaluating this guidance to determine the impact on the Company's consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2016

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,115	$17	$-	$2,132
Asset-backed securities issued by the Small Business Administration (SBA)	5,149	32	(10)	5,171
Residential mortgage-backed securities issued by GSEs (1)	47,740	382	(245)	47,877
State and local government securities due -
After 10 years	48,772	2,442	(42)	51,172
Mutual funds	768	14	-	782
Total	$104,544	$2,887	$(297)	$107,134

December 31, 2015

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,135	$-	$(21)	$2,114
Asset-backed securities issued by the Small Business Administration (SBA)	16,974	187	(17)	17,144
Residential mortgage-backed securities issued by GSEs (1)	51,726	29	(807)	50,948
State and local government securities due -
After 1 year but within 5 years	682	4	-	686
After 5 years but within 10 years	8,714	222	-	8,936
After 10 years	56,146	835	(12)	56,969
Mutual funds	760	-	(2)	758
Total	$137,137	$1,277	$(859)	$137,555

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2016 and December 31, 2015 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2016

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,016	$37	$-	$1,053
Residential mortgage-backed securities issued by GSEs (1)	282	22	-	304
State and local government securities due -
After 5 years but within 10 years	2,437	247	-	2,684
Total	$3,735	$306	$-	$4,041

December 31, 2015

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,024	$46	$-	$1,070
Residential mortgage-backed securities issued by GSEs (1)	351	25	-	376
State and local government securities due -
After 5 years but within 10 years	965	89	-	1,054
After 10 years	1,469	117	-	1,586
Total	$3,809	$277	$-	$4,086

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2016 and December 31, 2015 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016 and December 31, 2015. The total number of securities with unrealized losses at June 30, 2016 and December 31, 2015 were 17 and 34, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	June 30, 2016
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

Asset-backed SBA	$550	$(2)	$735	$(8)	$1,285	$(10)
Residential mortgage- backed GSE (1)	4,289	(28)	18,655	(217)	22,944	(245)
State and local government	4,444	(42)	-	-	4,444	(42)
Total temporarily impaired securities	$9,283	$(72)	$19,390	$(225)	$28,673	$(297)

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2016 or during the six-month period then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

	December 31, 2015
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$1,018	$(6)	$1,096	$(15)	$2,114	$(21)
Asset-backed SBA	623	(1)	1,821	(16)	2,444	(17)
Residential mortgage-backed GSE (1)	36,960	(672)	9,591	(135)	46,551	(807)
State and local government	3,721	(5)	557	(7)	4,278	(12)
Mutual funds	760	(2)	-	-	760	(2)
Total temporarily impaired securities	$43,082	$(686)	$13,065	$(173)	$56,147	$(859)

(1)	Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2015 or during the twelve-month period then ended.

Investment securities pledged as collateral follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Pledged to Federal Reserve Discount Window	$9,381	$14,533
Pledged to repurchase agreements for commercial customers	993	1,131

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Interest income from taxable securities	$213	$246	$434	$551
Interest income from tax-exempt securities	347	311	714	574
Total interest income from securities	$560	$557	$1,148	$1,125

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Proceeds from sales of securities	$31,902	$32,089	$50,150	$50,624
Gross realized gains from sales of securities	746	341	1,216	465
Gross realized losses from sales of securities	(30)	(198)	(44)	(266)

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Commercial:
Commercial construction and land development	$30,116	$38,313
Commercial mortgage	240,091	209,397
Commercial and industrial	23,420	22,878
Total commercial	293,627	270,588
Non-commercial:
Non-commercial construction and land development	18,375	16,587
Residential mortgage	200,501	186,839
Revolving mortgage	65,405	66,258
Consumer	28,700	36,291
Total non-commercial	312,981	305,975
Total loans receivable	606,608	576,563
Less: Deferred loan fees	(396)	(476)
Total loans receivable net of deferred loan fees	606,212	576,087
Less: Allowance for loan losses	(6,583)	(6,289)
Loans receivable, net	$599,629	$569,798

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

June 30, 2016

Commercial:
Commercial construction and land development	$29,969	$141	$6	$-	$-	$30,116
Commercial mortgage	227,858	11,240	993	-	-	240,091
Commercial and industrial	22,339	874	207	-	-	23,420
Total commercial	280,166	12,255	1,206	-	-	293,627
Non-commercial:
Non-commercial construction and land development	18,375	-	-	-	-	18,375
Residential mortgage	191,868	6,437	2,196	-	-	200,501
Revolving mortgage	61,948	2,952	505	-	-	65,405
Consumer	28,216	453	31	-	-	28,700
Total non-commercial	300,407	9,842	2,732	-	-	312,981
Total loans receivable	$580,573	$22,097	$3,938	$-	$-	$606,608

December 31, 2015

Commercial:
Commercial construction and land development	$38,168	$145	$-	$-	$-	$38,313
Commercial mortgage	195,551	12,412	1,434	-	-	209,397
Commercial and industrial	21,709	942	227	-	-	22,878
Total commercial	255,428	13,499	1,661	-	-	270,588
Non-commercial:
Non-commercial construction and land development	16,587	-	-	-	-	16,587
Residential mortgage	178,403	6,674	1,762	-	-	186,839
Revolving mortgage	62,922	2,812	524	-	-	66,258
Consumer	35,847	415	29	-	-	36,291
Total non-commercial	293,759	9,901	2,315	-	-	305,975
Total loans receivable	$549,187	$23,400	$3,976	$-	$-	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due

(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

June 30, 2016

Commercial:
Commercial construction and land development	$-	$6	$6	$30,110	$30,116
Commercial mortgage	-	-	-	240,091	240,091
Commercial and industrial	3	71	74	23,346	23,420
Total commercial	3	77	80	293,547	293,627
Non-commercial:
Non-commercial construction and land development	-	-	-	18,375	18,375
Residential mortgage	386	1,464	1,850	198,651	200,501
Revolving mortgage	211	97	308	65,097	65,405
Consumer	144	20	164	28,536	28,700
Total non-commercial	741	1,581	2,322	310,659	312,981
Total loans receivable	$744	$1,658	$2,402	$604,206	$606,608

December 31, 2015

Commercial:
Commercial construction and land development	$-	$-	$-	$38,313	$38,313
Commercial mortgage	-	496	496	208,901	209,397
Commercial and industrial	-	87	87	22,791	22,878
Total commercial	-	583	583	270,005	270,588
Non-commercial:
Non-commercial construction and land development	-	-	-	16,587	16,587
Residential mortgage	685	1,193	1,878	184,961	186,839
Revolving mortgage	104	98	202	66,056	66,258
Consumer	151	-	151	36,140	36,291
Total non-commercial	940	1,291	2,231	303,744	305,975
Total loans receivable	$940	$1,874	$2,814	$573,749	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial construction and land development	$6	$-	$-	$-
Commercial mortgage	387	-	818	-
Commercial and industrial	207	-	227	-
Total commercial	600	-	1,045	-
Non-commercial:
Residential mortgage	1,680	-	1,309	-
Revolving mortgage	181	-	194	-
Consumer	20	-	-	-
Total non-commercial	1,881	-	1,503	-
Total loans receivable	$2,481	$-	$2,548	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $16.3 million at June 30, 2016 and $15.8 million at December 31, 2015.

Loans made to directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Director and executive officer loans, beginning of period	$3,530	$4,022
New loans	71	718
Repayments of loans	(168)	(1,210)
Director and executive officer loans, end of period	$3,433	$3,530

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$4,179	$2,543	$6,722	$3,710	$2,579	$6,289
Provision for loan losses	26	78	104	490	13	503
Charge-offs	(224)	(36)	(260)	(224)	(44)	(268)
Recoveries	5	12	17	10	49	59
Balance at end of period	$3,986	$2,597	$6,583	$3,986	$2,597	$6,583

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$3,429	$2,613	$6,042	$3,409	$2,540	$5,949
Provision for (recovery of) loan losses	96	(31)	65	92	167	259
Charge-offs	-	(137)	(137)	(79)	(310)	(389)
Recoveries	3	151	154	106	199	305
Balance at end of period	$3,528	$2,596	$6,124	$3,528	$2,596	$6,124

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

June 30, 2016

Commercial:
Commercial construction and land development	$-	$300	$300	$6	$30,110	$30,116
Commercial mortgage	18	3,368	3,386	3,331	236,760	240,091
Commercial and industrial	10	290	300	220	23,200	23,420
Total commercial	28	3,958	3,986	3,557	290,070	293,627
Non-commercial:
Non-commercial construction and land development	-	143	143	-	18,375	18,375
Residential mortgage	32	1,281	1,313	3,331	197,170	200,501
Revolving mortgage	85	749	834	85	65,320	65,405
Consumer	-	307	307	-	28,700	28,700
Total non-commercial	117	2,480	2,597	3,416	309,565	312,981
Total loans receivable	$145	$6,438	$6,583	$6,973	$599,635	$606,608

December 31, 2015

Commercial:
Commercial construction and land development	$-	$385	$385	$-	$38,313	$38,313
Commercial mortgage	39	2,982	3,021	3,811	205,586	209,397
Commercial and industrial	13	291	304	252	22,626	22,878
Total commercial	52	3,658	3,710	4,063	266,525	270,588
Non-commercial:
Non-commercial construction and land development	-	139	139	-	16,587	16,587
Residential mortgage	42	1,140	1,182	2,895	183,944	186,839
Revolving mortgage	86	788	874	97	66,161	66,258
Consumer	-	384	384	-	36,291	36,291
Total non-commercial	128	2,451	2,579	2,992	302,983	305,975
Total loans receivable	$180	$6,109	$6,289	$7,055	$569,508	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

June 30, 2016

Commercial:
Commercial construction and land development	$6	$-	$6	$6	$-
Commercial mortgage	3,493	2,944	387	3,331	18
Commercial and industrial	706	135	85	220	10
Total commercial	4,205	3,079	478	3,557	28
Non-commercial:
Residential mortgage	3,402	1,152	2,179	3,331	32
Revolving mortgage	96	85	-	85	85
Total non-commercial	3,498	1,237	2,179	3,416	117
Total impaired loans	$7,703	$4,316	$2,657	$6,973	$145

December 31, 2015

Commercial:
Commercial mortgage	$3,934	$3,315	$496	$3,811	$39
Commercial and industrial	722	140	112	252	13
Total commercial	4,656	3,455	608	4,063	52
Non-commercial:
Residential mortgage	2,965	2,125	770	2,895	42
Revolving mortgage	107	86	11	97	86
Total non-commercial	3,072	2,211	781	2,992	128
Total impaired loans	$7,728	$5,666	$1,389	$7,055	$180

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$126	$-	$-	$-
Commercial mortgage	3,344	32	3,902	33
Commercial and industrial	226	-	289	-
Total commercial	3,696	32	4,191	33
Non-commercial:
Residential mortgage	2,997	14	3,402	18
Revolving mortgage	85	-	301	-
Total non-commercial	3,082	14	3,703	18
Total loans receivable	$6,778	$46	$7,894	$51

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$126	$-	$-	$-
Commercial mortgage	3,496	64	3,924	66
Commercial and industrial	235	-	321	1
Total commercial	3,857	64	4,245	67
Non-commercial:
Residential mortgage	2,942	28	3,142	42
Revolving mortgage	89	-	329	-
Total non-commercial	3,031	28	3,471	42
Total loans receivable	$6,888	$92	$7,716	$109

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated.  No loans were restructured during the three months ended June 30, 2016 or June 30, 2015, and no loans were restructured during the six months ended June 30, 2016. The Bank reduced the interest rate below market levels on one loan and extended payment terms on one loan during the six months ended June 30, 2015.

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial and industrial	-	$-	$-	1	$153	$153
Total commercial	-	-	-	1	153	153
Total loans modified with below market interest rate	-	-	-	1	153	153

Extended payment terms

Non-commercial:
Residential mortgage	-	-	-	1	29	42
Total non-commercial	-	-	-	1	29	42
Total loans modified with extended payment terms	-	-	-	1	29	42

Total loans modified	-	$-	$-	2	$182	$195

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months or six months ended June 30, 2016 and June 30, 2015.

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

The Bank’s loans that were considered to be TDRs follow:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Nonperforming restructured loans	$536	$979
Performing restructured loans	4,471	4,552
Total	$5,007	$5,531

As of June 30, 2016 and December 31, 2015, the Bank had $1.5 million and $1.3 million, respectively, of residential real estate loans in the process of foreclosure and $687,000 and $705,000, respectively, of foreclosed residential real estate property included in foreclosed real estate.

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

In June 2014, the Board of Directors further amended the Bank’s Plans, effective September 16, 2014, to offer immediate lump sum payments to inactive participants having an actuarial equivalent of vested accrued benefits below $60,000, determined as of November 1, 2014, as available.  The total of immediate aggregate lump sum payments to all inactive participants making the lump sum selection was approximately $544,000 for 2014.

In June 2015, the Board of Directors further amended the Bank’s Plans, effective September 1, 2015, to offer immediate lump sum payments to inactive vested participants, determined as of October 31, 2015, as available.  The total of immediate aggregate lump sum payments to all inactive participants making the lump sum selection was approximately $846,000 for 2015.

In April 2016, the Bank decided to settle its qualified pension plan liability for all remaining participants effective July 1, 2016.  The settlement is expected to be recognized in the fourth quarter of 2016 when participants receive annuities or lump sum payments of their accrued benefit balances.  A preliminary estimate of the one-time settlement charge is in the range of $8.7 million to $9.5 million before income taxes, or $5.5 million to $6.0 million after income taxes, of which $8.0 million before income taxes, or $5.1 million after income taxes, was recognized as a reduction of tangible common shareholders’ equity in the form of accumulated other comprehensive loss as of December 31, 2015.  A preliminary estimate of the range of earnings per share dilution is $1.49 to $1.62 per share, while a preliminary estimate of the range of common equity book value dilution is $0.12 to $0.24 per share.  For periods following the settlement in the fourth quarter of 2016, the Bank estimates annual periodic expense savings of approximately $810,000 before income taxes, or $513,000 after income taxes, or $0.14 per share.

Net periodic cost related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$14	$14	$28	$27
Amortization of net loss	11	14	23	29
Net periodic pension cost	$25	$28	$51	$56

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$237	$247	$472	$495
Expected return on plan assets	(202)	(236)	(401)	(472)
Amortization of net loss	163	180	324	360
Net periodic pension cost	$198	$191	$395	$383

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

Shares released are allocated to each eligible participant based on the ratio of each participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. Forfeited shares shall be reallocated among other active participants in the Plan. At the discretion of the Bank, cash dividends, when paid on allocated shares, will be distributed to participants’ accounts or used to repay the principal and interest on the ESOP loan used to acquire Parent stock on which dividends were paid. Cash dividends on unallocated shares will be used to repay the outstanding debt of the ESOP.

Shares held by the ESOP include the following:

June 30, 2016

Allocated ESOP shares, December 31, 2015	118,694
ESOP shares committed to be released during the period	15,608
Unallocated ESOP shares	298,258
Total ESOP shares	432,560

Fair value of unallocated ESOP shares (dollars in thousands)	$7,316

 As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

Total expense recognized in connection with the ESOP follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

ESOP expense	$194	$165	$387	$323

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

Shares of common stock granted under the 2012 Equity Incentive Plan may be issued from authorized but unissued shares or, in the case of restricted stock awards, may be awarded with shares purchased on the open market.  During 2012, the Company purchased 223,382 shares of its common stock at a total cost of $3.6 million, or an average of $16.12 per share, through an independent trustee to fulfill anticipated restricted stock awards.  The share-based awards granted under the 2012 Equity Incentive Plan have some similar characteristics, except some awards have been granted in restricted stock and other awards have been granted in stock options.  Therefore, the following disclosures have been disaggregated for the restricted stock awards and the stock option grants under the plan due to their dissimilar characteristics.

Share-based compensation expenses related to restricted stock and stock options recognized for the three and six months ended June 30, 2016 were $262,000 and $529,000, respectively, and were $263,000 and $528,000, respectively, for the same periods of 2015.

The table below presents restricted stock award activity for the periods indicated:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2015	121,610	$15.75
Vested and released to participants	(40,297)	15.74
Unvested restricted shares at June 30, 2016	81,313	$15.76

There were no restricted stock awards granted or forfeited during the six-month period ended June 30, 2016.

At June 30, 2016, unrecognized compensation expense, adjusted for expected forfeitures, was $957,000 related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 1.63 years at June 30, 2016.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the periods indicated:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2015	60,355	450,500	$16.03	7.24	$4,473

Exercised	-	(5,000)	15.71
Outstanding at June 30, 2016	60,355	445,500	$16.03	6.75	$3,786

Options exercisable at June 30, 2016		249,900	$15.88	6.68	$2,162

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.  There were 5,000 stock options exercised during the six-month period ended June 30, 2016, and there were no stock options granted or forfeited during the period.  There were no stock options granted, exercised or forfeited during the six-month period ended June 30, 2015.

At June 30, 2016, the Company had $735,000 of unrecognized compensation expense related to stock options.  The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 1.90 years at June 30, 2016. There were 249,900 options vested and exercisable at June 30, 2016.

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$189,907	$171,339
Commitments under standby letters of credit	660	120
Total	$190,567	$171,459

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013, $250,000 in 2014, $200,000 in 2015 and $200,000 in 2016.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of June 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

Level 3

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, loans receivable held for investment, accrued interest receivable and payable, time deposits, repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

June 30, 2016

Financial assets:
Cash and cash equivalents	$51,561	$-	$-	$51,561	$51,561
Securities available for sale	782	106,352	-	107,134	107,134
Securities held to maturity	-	4,041	-	4,041	3,735
Investments in FHLB stock	-	-	2,829	2,829	2,829
Loans held for sale	-	4,430	-	4,430	4,323
Loans receivable, net	-	-	606,059	606,059	599,629
Accrued interest receivable	-	-	2,116	2,116	2,116
Deferred compensation assets	1,320	-	-	1,320	1,320

Financial liabilities:
Demand deposits	-	-	505,438	505,438	505,438
Time deposits	-	-	135,248	135,248	135,247
Repurchase agreements	-	-	450	450	450
Federal Home Loan Bank Advances	-	-	51,654	51,654	50,000
Deferred compensation liabilities	1,323	-	-	1,323	1,323
Accrued interest payable	-	-	122	122	122

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2015

Financial assets:
Cash and cash equivalents	$33,401	$-	$-	$33,401	$33,401
Securities available for sale	758	136,797	-	137,555	137,555
Securities held to maturity	-	4,086	-	4,086	3,809
Investments in FHLB stock	-	-	2,807	2,807	2,807
Loans held for sale	-	7,169	-	7,169	7,018
Loans receivable, net	-	-	572,286	572,286	569,798
Accrued interest receivable	-	-	2,456	2,456	2,456
Deferred compensation assets	1,359	-	-	1,359	1,359

Financial liabilities:
Demand deposits	-	-	495,628	495,628	495,628
Time deposits	-	-	135,212	135,212	135,276
Repurchase agreements	-	-	324	324	327
Federal Home Loan Bank Advances	-	-	52,116	52,116	50,000
Deferred compensation liabilities	1,365	-	-	1,365	1,365
Accrued interest payable	-	-	121	121	121

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2016 and June 30, 2015.

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

June 30, 2016

Securities available for sale:
U.S. GSE and agency securities	$-	$2,132	$-	$2,132	$2,132
Asset-backed SBA securities	-	5,171	-	5,171	5,171
Residential mortgage-backed securities issued by GSEs	-	47,877	-	47,877	47,877
State and local government securities	-	51,172	-	51,172	51,172
Mutual funds	782	-	-	782	782
Total	$782	$106,352	$-	$107,134	$107,134

Defined benefit plan assets:
Cash and cash equivalents	$738	$-	$-
Money market mutual funds	2,273	-	-
Debt security mutual funds	14,121	-	-

Total	$17,132	$-	$-

December 31, 2015

Securities available for sale:
U.S. GSE and agency securities	$-	$2,114	$-	$2,114	$2,114
Asset-backed SBA securities	-	17,144	-	17,144	17,144
Residential mortgage-backed securities issued by GSEs	-	50,948	-	50,948	50,948
State and local government securities	-	66,591	-	66,591	66,591
Mutual funds	758	-	-	758	758
Total	$758	$136,797	$-	$137,555	$137,555

Defined benefit plan assets:
Cash and cash equivalents	$652	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	12,089	-	-
Equity security mutual funds	3,231	-	-

Defined benefit plan liabilities:
Administrative Fees	8	-	-
Total	$16,109	$-	$-

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

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

June 30, 2016

Impaired loans	$-	$-	$1,635	$1,635	$1,635
Foreclosed properties	-	-	1,529	1,529	1,529

December 31, 2015

Impaired loans	$-	$-	$1,876	$1,876	$1,876
Foreclosed properties	-	-	1,682	1,682	1,682

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the six-month periods ended June 30, 2016 and June 30, 2015.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

				Discount
(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Range (Weighted Average)

June 30, 2016

Impaired loans	$1,635	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (15%)
Foreclosed properties	1,529	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (10%)

December 31, 2015

Impaired loans	$1,876	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (21%)
Foreclosed properties	1,682	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (5%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. SIGNIFICANT STOCK REPURCHASES

On July 14, 2016, the Company issued a news release announcing that the Company completed its repurchase of 200,000 shares of its outstanding common stock under the repurchase program previously announced on July 1, 2016.  The Company's Board of Directors approved a stock repurchase program whereby the Company could repurchase up to 200,000 shares of its outstanding common stock.  Under a Rule 10b5-1 repurchase plan, the share repurchases totaling 200,000 shares were completed on July 11, 2016 at an average purchase price of $24.62 per share. Following the completion of the repurchase, the Company had 3,787,322 shares outstanding.

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

Critical Accounting Policies

During the three- and six-month periods ended June 30, 2016, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of FASB ASC Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets and the appropriate discount rate to be used in determining the present value of the obligation.  In April 2016, the Bank decided to settle its qualified pension plan liability effective July 1, 2016.  See note 5 included in the consolidated financial statements regarding the plan termination.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at June 30, 2016 and our operating performance for the three- and six-month periods ended June 30, 2016. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

The following table provides the changes in our significant asset and liability categories at June 30, 2016 compared to December 31, 2015.

(Dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change

Interest-earning assets:
Interest-earning deposits with banks and overnight and short-term investments	$41,151	$23,838	$17,313	72.6%
Investment securities	110,869	141,364	(30,495)	-21.6%
Investments held at cost	2,829	2,807	22	0.8%
Loans held for sale	4,323	7,018	(2,695)	-38.4%
Loans receivable, net of deferred fees	606,212	576,087	30,125	5.2%
Total interest-earning assets	765,384	751,114	14,270	1.9%

Noninterest-earning assets:
Cash and due from banks	10,410	9,563	847	8.9%
Allowance for loan losses	(6,583)	(6,289)	(294)	-4.7%
Premises and equipment, net of accumulated depreciation	11,476	11,616	(140)	-1.2%
Foreclosed real estate	4,793	5,646	(853)	-15.1%
Deferred income tax assets, net of deferred income tax liabilities	4,030	4,716	(686)	-14.5%
Other assets	16,058	6,487	9,571	147.5%
Total noninterest-earning assets	40,184	31,739	8,445	26.6%

Total assets	$805,568	$782,853	$22,715	2.9%

Interest-bearing liabilities:
Interest-bearing deposits	$512,740	$517,159	$(4,419)	-0.9%
Overnight and short-term borrowings	450	327	123	37.6%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	563,190	567,486	(4,296)	-0.8%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	127,945	113,745	14,200	12.5%
Securities purchased but not settled	6,456	-	6,456	n/a
Accounts payable and other liabilities	13,070	11,940	1,130	9.5%
Total noninterest-bearing liabilities	147,471	125,685	21,786	17.3%

Total liabilities	710,661	693,171	17,490	2.5%

Total equity	94,907	89,682	5,225	5.8%

Total liabilities and equity	$805,568	$782,853	$22,715	2.9%

Cash and cash equivalents	$51,561	$33,401	$18,160	54.4%
Total core deposits (excludes certificate accounts)	505,438	495,628	9,810	2.0%
Total certificates of deposit	135,247	135,276	(29)	0.0%
Total deposits	640,685	630,904	9,781	1.6%
Total funding liabilities	691,135	681,231	9,904	1.5%

Assets. Total assets increased $22.7 million, or 2.9%, to $805.6 million at June 30, 2016 from $782.9 million at December 31, 2015. Cash and cash equivalents increased $18.2 million, or 54.4%, to $51.6 million at June 30, 2016 from $33.4 million at December 31, 2015, primarily attributable to the sale of investment securities. Investment securities decreased $30.5 million, or 21.6%, to $110.9 million at June 30, 2016 from $141.4 million at December 31, 2015, primarily due to the sale of investment securities to fund loan growth and repurchases of Company common stock under the Company's repurchase program announced on July 1, 2016 and discussed herein.  Loans receivable, net of deferred fees, increased $30.1 million, or 5.2%, to $606.2 million at June 30, 2016 from $576.1 million at December 31, 2015 as new loan originations, primarily commercial real estate loan originations, exceeded loan repayments, prepayments and foreclosures. The increase in other assets was primarily attributable to a $10.0 million investment in general account bank owned life insurance during the second quarter of 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015

Loans originated:
Commercial:
Commercial mortgage	$17,928	$27,158	$44,477	$42,079
Construction and land development	8,605	4,300	13,383	14,528
Commercial and industrial	10,319	2,712	14,005	5,130
Non-commercial:
Residential mortgage	19,076	25,314	34,714	48,358
Construction and land development	10,601	7,361	20,647	17,324
Revolving mortgage	5,276	8,287	11,417	17,299
Consumer	105	4,654	190	14,761
Total loans originated	$71,910	$79,786	$138,833	$159,479

Loan principal payments, prepayments and payoffs	$52,633	$45,418	$82,845	$87,031

Residential mortgage loans sold	$15,538	$21,574	$28,600	$37,584

Nonperforming Assets. Nonperforming assets totaled $7.3 million, or 0.90% of total assets, at June 30, 2016 compared to $8.2 million, or 1.05% of total assets, at December 31, 2015.  Nonperforming assets included $2.5 million in nonperforming loans and $4.8 million in foreclosed real estate at June 30, 2016 compared to $2.5 million and $5.6 million, respectively, at December 31, 2015.

Nonperforming loans decreased $67,000 and were $2.5 million, or 0.41% of total loans, at June 30, 2016 compared to $2.5 million, or 0.44% of total loans, at December 31, 2015.  Commercial mortgage and industrial nonperforming loans decreased $445,000 for the first six months of 2016. The decreases were partially offset by an increase of $358,000 in residential and revolving nonperforming loans. Performing troubled debt restructurings (“TDRs”) decreased $81,000, or 1.8%, when comparing the same periods. Total performing TDRs and nonperforming assets decreased $1.0 million, or 7.9%, to $11.7 million, or 1.46% of total assets, at June 30, 2016 from $12.7 million, or 1.63% of total assets, at December 31, 2015.

At June 30, 2016, nonperforming loans included five residential mortgage loans that totaled $1.7 million, two commercial mortgage loans that totaled $387,000, one construction and land development loan in the amount of $6,000, four commercial and industrial loans that totaled $207,000 and two revolving home equity loans that totaled $181,000.  As of June 30, 2016, the nonperforming loans had specific reserves totaling $94,000. TDRs were $5.0 million at June 30, 2016 and $5.5 million at December 31, 2015.  There were no additions to TDRs during the six months ended June 30, 2016. At June 30, 2016, $536,000 of the $5.0 million of TDRs were not performing.

Foreclosed real estate at June 30, 2016 included seven properties with a total recorded amount of $4.8 million compared to six properties with a total recorded amount of $5.6 million at December 31, 2015. During the six months ended June 30, 2016, one new property was added to foreclosed real estate in the amount of $5,000, while the Bank sold four of its residential lots in a mixed-use lot subdivision for net proceeds of $139,000 and one unit in a mixed-use condominium for net proceeds of $701,000.  The Bank recorded $18,000 in additional loss provisions on foreclosed real estate during the first six months of 2016, and there were no capital additions during the period.

Liabilities. Total deposits increased $9.8 million, or 1.6%, to $640.7 million at June 30, 2016 from $630.9 million at December 31, 2015.  During the six months ended June 30, 2016, we continued our focus on core deposit growth, from which we exclude certificates of deposit.  Core deposits increased $9.8 million, or 2.0%, to $505.4 million at June 30, 2016 from $495.6 million at December 31, 2015.

Commercial checking and money market accounts increased $11.9 million, or 8.1%, to $158.9 million at June 30, 2016 from $147.0 million at December 31, 2015, reflecting expanded sources of lower cost funding.  Our efforts to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects our commitment to establishing diversified relationships with business clients.

Certificates of deposit decreased slightly to $135.2 million at June 30, 2016 from $135.3 million at December 31, 2015 as we continued our focus on core deposit growth in addition to increasing longer term brokered deposits by $6.0 million since December 31, 2015.  Accounts payable and other liabilities increased $1.2 million, or 9.5%, to $13.1 million at June 30, 2016 from $11.9 million at December 31, 2015.  The increase in accounts payable and other liabilities at June 30, 2016 was primarily attributable to increases in escrowed payments from mortgage borrowers and pension plan liabilities that were partially offset by a decrease in payroll accruals.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

Overview.  Net income was $1.7 million, or $0.45 per diluted share, for the quarter ended June 30, 2016 compared to net income of $865,000, or $0.21 per diluted share, for the quarter ended June 30, 2015. Net interest income increased $492,000, which was the result of a $466,000 increase in total interest and dividend income and a $26,000 decrease in interest expense.  The provision for loan losses was $104,000 for the second quarter of 2016 compared to $65,000 for the same period of 2015, primarily due to growth in loan volume.  Noninterest income increased $508,000 and noninterest expenses decreased $373,000 during the second quarter of 2016 compared to the second quarter of 2015. Noninterest income increased for the second quarter of 2016 primarily due to gains realized from the sale of investment securities, and noninterest expenses decreased primarily in loan and mortgage expenses. The income tax provision increased $503,000 for the quarter ended June 30, 2016 compared to the same quarter of 2015.

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change

Interest and dividend income	$6,755	$6,289	$466	7.4%
Interest expense	854	880	(26)	-3.0%
Net interest income	5,901	5,409	492	9.1%
Provision for loan losses	104	65	39	60.0%
Net interest income after provision for loan losses	5,797	5,344	453	8.5%
Noninterest income	2,476	1,968	508	25.8%
Noninterest expenses	5,637	6,010	(373)	-6.2%
Income before income tax provision	2,636	1,302	1,334	102.5%
Income tax provision	940	437	503	115.1%
Net income	1,696	865	831	96.1%

Net Interest Income.  Net interest income increased by $492,000, or 9.1%, to $5.9 million for the three months ended June 30, 2016 compared to $5.4 million for the three months ended June 30, 2015. Total interest and dividend income increased $466,000, or 7.4%, to $6.8 million for the three months ended June 30, 2016 from $6.3 million for the three months ended June 30, 2015, primarily as a result of an increase of $50.6 million in average loan balances, partially offset by a 3 basis point decrease in the average yield on loans.  Interest on investment securities increased $3,000, attributable to a 32 basis point increase in the average yield earned on the investment portfolio, which was partially offset by a $15.4 million decrease in the average balance of investment securities. Interest expense decreased $26,000, or 3.0%, to $854,000 for the three months ended June 30, 2016 from $880,000 for the three months ended June 30, 2015, primarily due to a $21.3 million decrease in the average balances of certificates of deposit.  When comparing these same three-month periods, average noninterest-bearing deposits grew $10.9 million, or 10.1%, which contributed to minimizing deposit interest expense while deposit funding grew.

Interest income on loans increased $456,000, or 8.1%, to $6.1 million during the three months ended June 30, 2016, primarily due to an increase in average outstanding loans of $50.6 million, or 9.1%. Loan originations decreased $7.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and residential mortgage loan sales decreased by $6.0 million. Loan principal repayments increased $7.2 million to $52.6 million for the three months ended June 30, 2016 from $45.4 million for the three months ended June 30, 2015. The average balance of the investment portfolio decreased $15.4 million, or 11.6%, to $117.5 million for the three months ended June 30, 2016 as securities were sold in part to fund new loan originations and repurchases of Company common stock that occurred in July 2016, as discussed in note 8 included in the consolidated financial statements.

Provision for Loan Losses. The provision for loan losses was $104,000 for the three months ended June 30, 2016 compared to $65,000 for the three months ended June 30, 2015.  The increase in the provision for loan losses for the second quarter of 2016 was primarily due to growth in loan volume. The allowance for loan losses totaled $6.6 million, or 1.09% of total loans, at June 30, 2016 compared to $6.3 million, or 1.09% of total loans, at December 31, 2015. We charged off $260,000 in loans during the three months ended June 30, 2016 compared to $137,000 during the three months ended June 30, 2015.

Noninterest Income. Noninterest income increased $508,000, or 25.8%, to $2.5 million for the three months ended June 30, 2016 from $2.0 million for the three months ended June 30, 2015. Factors that contributed to the increase in noninterest income during the 2016 period included increases of $573,000 in net gains from the sale of investment securities and $116,000 in deposit and other service charge income, which were partially offset by decreases of $102,000 in mortgage banking income and $76,000 in loan fees. Increased income on deposit and other fees primarily related to retail checking accounts. The decrease in mortgage banking income was attributable to lower volumes of residential mortgage loans originated and sold during the 2016 period.

Noninterest Expenses.  Noninterest expenses decreased $373,000, or 6.2%, to $5.6 million for the three months ended June 30, 2016 from $6.0 million for the three months ended June 30, 2015. The decrease for the second quarter of 2016 was primarily due to decreases of $75,000 in loan expenses, $73,000 in mortgage software expenses, $73,000 in compensation and employee benefits and $53,000 in professional and outside services. The decrease in compensation and employee benefits was primarily attributable to lower deferred compensation expenses related to deferred loan fees.

Income Tax Provision. Income tax provision increased $503,000 to $940,000 for the three months ended June 30, 2016 from $437,000 for the three months ended June 30, 2015, primarily due to an increase in pre-tax income. The effective tax rate was 35.66% for the three months ended June 30, 2016 compared to 33.56% for the three months ended June 30, 2015, with the increase primarily resulting from a decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2016 compared to 2015 and an increase in deferred state income tax expenses resulting from a reduction in the state income tax rate which affected the recorded tax asset.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Overview. Net income was $2.8 million, or $0.75 per diluted common share, for the six months ended June 30, 2016, compared to $1.5 million, or $0.37 per diluted common share, for the six months ended June 30, 2015.  Income before income taxes increased $2.1 million in 2016, primarily due to an increase of $1.0 million in net interest income, an increase of $947,000 in noninterest income, and a decrease of $384,000 in noninterest expenses, which were partially offset by an increase of $244,000 in provision for loan losses.

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	$ Change	% Change

Interest and dividend income	$13,432	$12,443	$989	7.9%
Interest expense	1,698	1,741	(43)	-2.5%
Net interest income	11,734	10,702	1,032	9.6%
Provision for loan losses	503	259	244	94.2%
Net interest income after provision for loan losses	11,231	10,443	788	7.5%
Noninterest income	4,525	3,578	947	26.5%
Noninterest expenses	11,398	11,782	(384)	-3.3%
Income before income tax provision	4,358	2,239	2,119	94.6%
Income tax provision	1,541	752	789	104.9%
Net income	2,817	1,487	1,330	89.4%

Net Interest Income. Net interest income increased by $1.0 million, or 9.6%, to $11.7 million for the six months ended June 30, 2016 compared to $10.7 million for the six months ended June 30, 2015.  Interest income on loans increased $958,000, primarily resulting from a $54.4 million increase in average loan balances, partially offset by a 6 basis point decrease in the average yield on loans.  Interest on investment securities increased $23,000, attributable to a 33 basis point increase in the average yield earned on the investment portfolio, which was partially offset by a $13.7 million decrease in the average balance of investment securities to fund loan growth and repurchases of Company common stock under the Company's repurchase program as discussed herein. Interest expense decreased $43,000, or 2.5%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The lower interest expense was primarily attributable to the $21.6 million lower average balances of certificates of deposit, as well as an average rate reduction of 2 basis points on total interest-bearing deposits. The decrease in average balances of certificates of deposit was partially offset by higher average balances of NOW, money market and savings accounts. For the same comparable six-month periods, average noninterest-bearing deposits grew $14.9 million, or 14.7%, which contributed to the reduction of deposit interest expense while deposit funding grew.

Provision for Loan Losses. The Company recorded a provision for loan losses in the amount of $503,000 for the six months ended June 30, 2016 compared to $259,000 for the six months ended June 30, 2015. The Company charged off $268,000 in loans for the first six months of 2016 compared to $389,000 for the first six months of 2015.  The increase in the six-month provision for loan losses was primarily due to growth in loan volume.

Noninterest Income.  Noninterest income increased $947,000, or 26.5%, to $4.5 million for the six months ended June 30, 2016 from $3.6 million for the six months ended June 30, 2015. Factors that contributed to the increase in noninterest income during the 2016 period included increases of $973,000 in net gains from the sale of investment securities and $196,000 in deposit and other service charge income, which were partially offset by decreases of $144,000 in mortgage banking income, $71,000 in loan fees and $21,000 in income from an investment in a Small Business Investment Company. Increased income on deposit and other fees primarily related to retail checking accounts. The decrease in mortgage banking income was attributable to lower volumes of residential mortgage loans originated and sold during the 2016 period.

Noninterest Expenses. Noninterest expenses decreased $384,000, or 3.3%, to $11.4 million for the six months ended June 30, 2016 from $11.8 million for the six months ended June 30, 2015.  The lower 2016 noninterest expenses primarily reflected decreases of $150,000 in loan expenses, $104,000 in salaries and employee benefits, $84,000 in mortgage software expenses, $46,000 in federal deposit insurance premiums and $40,000 in occupancy expenses, which were partially offset by increases of $115,000 in data processing fees and $67,000 in professional and outside services primarily due to revenue enhancement consulting fees.

Income Tax Provision. Income tax expense increased by $789,000 for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to an increase in pre-tax income. The effective tax rate was 35.36% for the six months ended June 30, 2016 compared to 33.59% for the six months ended June 30, 2015, with the increase primarily resulting from a decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2016 compared to 2015 and an increase in deferred state tax expenses resulting from a reduction in the state income tax rate which affected the recorded deferred tax asset.

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

	For The Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance (1)	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$31,763	$39	0.49%	$57,116	$39	0.27%
Loans receivable	604,138	6,120	4.07%	553,522	5,664	4.10%
Investment securities	55,884	367	3.49%	56,696	331	3.09%
Mortgage-backed and similar securities	61,660	193	1.26%	76,239	226	1.19%
Other interest-earning assets	2,888	36	5.01%	2,807	29	4.14%
Total interest-earning assets	756,333	6,755	3.65%	746,380	6,289	3.44%
Allowance for loan losses	(6,661)			(6,143)
Noninterest-earning assets	37,931			41,885

Total assets	$787,603			$782,122

Liabilities and equity

NOW accounts	$158,014	52	0.13%	$153,441	55	0.14%
Money market accounts	167,415	72	0.17%	160,830	71	0.18%
Savings accounts	52,960	13	0.10%	45,018	11	0.10%
Certificates of deposit	131,665	225	0.69%	152,981	253	0.66%
Total interest-bearing deposits	510,054	362	0.29%	512,270	390	0.31%
Overnight and short-term borrowings	1,631	2	0.49%	651	-	0.00%
Federal Home Loan Bank advances	50,000	490	3.94%	50,000	490	3.93%
Total interest-bearing liabilities	561,685	854	0.61%	562,921	880	0.63%
Noninterest-bearing deposits	119,413			108,492
Other noninterest-bearing liabilities	12,857			13,801
Total liabilities	693,955			685,214

Total equity	93,648			96,908

Total liabilities and equity	$787,603			$782,122

Net interest income		$5,901			$5,409

Interest rate spread			3.04%			2.81%
Net interest margin			3.20%			2.96%
Average interest-earning assets to average interest-bearing liabilities	134.65%			132.59%

(1)	Certain amounts for prior periods were reclassified to conform to the June 30, 2016 presentation. The reclassifications had no effect on net income or equity as previously reported.

	For The Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance (1)	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$28,023	$71	0.51%	$53,249	$73	0.28%
Loans receivable	598,739	12,143	4.08%	544,377	11,185	4.14%
Investment securities	57,048	756	3.52%	52,990	616	3.09%
Mortgage-backed and similar securities	64,600	392	1.22%	82,335	509	1.25%
Other interest-earning assets	2,887	70	4.88%	2,848	60	4.25%
Total interest-earning assets	751,297	13,432	3.66%	735,799	12,443	3.46%
Allowance for loan losses	(6,534)			(6,082)
Noninterest-earning assets	37,610			41,819

Total assets	$782,373			$771,536

Liabilities and equity

NOW accounts	$157,252	103	0.13%	$152,466	107	0.14%
Money market accounts	169,152	147	0.17%	159,043	140	0.18%
Savings accounts	51,282	24	0.09%	44,183	21	0.10%
Certificates of deposit	131,860	442	0.67%	153,493	499	0.66%
Total interest-bearing deposits	509,546	716	0.28%	509,185	767	0.30%
Overnight and short-term borrowings	1,175	2	0.34%	801	-	0.00%
Federal Home Loan Bank advances	50,000	980	3.94%	50,000	974	3.93%
Total interest-bearing liabilities	560,721	1,698	0.61%	559,986	1,741	0.63%
Noninterest-bearing deposits	116,503			101,558
Other noninterest-bearing liabilities	12,618			13,631
Total liabilities	689,842			675,175

Total equity	92,531			96,361

Total liabilities and equity	$782,373			$771,536

Net interest income		$11,734			$10,702

Interest rate spread			3.05%			2.83%
Net interest margin			3.21%			2.99%
Average interest-earning assets to average interest-bearing liabilities	133.99%			131.40%

(1)	Certain amounts for prior periods were reclassified to conform to the June 30, 2016 presentation. The reclassifications had no effect on net income or equity as previously reported.

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

	Three Months Ended June 30, 2016 Compared To The Three Months Ended June 30, 2015			Six Months Ended June 30, 2016 Compared To The Six Months Ended June 30, 2015
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(22)	$22	$-	$(45)	$43	$(2)
Loans receivable	513	(57)	456	1,104	(146)	958
Investment securities	(5)	41	36	50	90	140
Mortgage-backed and similar securities	(45)	12	(33)	(108)	(9)	(117)
Other interest-earning assets	1	6	7	1	9	10
Total interest-earning assets	442	24	466	1,002	(13)	989

Interest expense:
NOW accounts	2	(5)	(3)	3	(7)	(4)
Money market accounts	3	(2)	1	9	(2)	7
Savings accounts	2	-	2	3	-	3
Certificates of deposit	(36)	8	(28)	(72)	15	(57)
Total interest-bearing deposits	(29)	1	(28)	(57)	6	(51)
Overnight and short-term borrowings	-	2	2	-	2	2
Federal Home Loan Bank advances	-	-	-	-	6	6
Total interest-bearing liabilities	(29)	3	(26)	(57)	14	(43)

Net increase in interest income	$471	$21	$492	$1,059	$(27)	$1,032

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial construction and land development	$6	$-	$6	n/a
Commercial mortgage	387	818	$(431)	-52.7%
Commercial and industrial	207	227	(20)	-8.8%
Total commercial	600	1,045	(445)	-42.6%
Non-commercial:
Residential mortgage	1,680	1,309	371	28.3%
Revolving mortgage	181	194	(13)	-6.7%
Consumer	20	-	20	n/a
Total non-commercial	1,881	1,503	378	25.1%
Total nonaccruing loans (1)	2,481	2,548	(67)	-2.6%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	2,481	2,548	(67)	-2.6%

Foreclosed real estate	4,793	5,646	(853)	-15.1%

Total nonperforming assets	7,274	8,194	(920)	-11.2%

Performing troubled debt restructurings (2)	4,471	4,552	(81)	-1.8%
Performing troubled debt restructurings and total nonperforming assets	$11,745	$12,746	(1,001)	-7.9%

Allowance for loan losses	$6,583	$6,289

Total loans	$606,212	$576,087

Allowance as a percentage of total loans	1.09%	1.09%
Allowance as a percentage of nonperforming loans	265.34%	246.82%
Total nonperforming loans to total loans	0.41%	0.44%
Total nonperforming loans to total assets	0.31%	0.33%
Total nonperforming assets to total assets	0.90%	1.05%
Performing troubled debt restructurings and total nonperforming assets to total assets	1.46%	1.63%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by allowing interest-only payments on more than a temporary basis, reducing interest rates, forgiving principal, or a combination of these to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $5.0 million at June 30, 2016 and $5.5 million at December 31, 2015. During the six months ended June 30,2016, no loans were restructured during the period. At June 30, 2016, $536,000 of the total $5.0 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming assets table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $43,000 and $89,000 for the three- and six-month periods ended June 30, 2016, respectively, compared to $48,000 and $87,000, respectively, for the comparable periods of 2015. Interest income of $46,000 and $92,000 related to impaired loans was recognized for the three- and six-month periods ended June 30, 2016, respectively, compared to $51,000 and $109,000, respectively, for the same periods of 2015.

At June 30, 2016, our nonaccruing loans of $2.5 million, including nonperforming TDRs, were primarily comprised of the following:

● Commercial Construction and Land Development Loans

○	One loan for the purchase of land with a balance of $6,000. As of June 30, 2016, the loan was considered impaired and had no specific reserve.

● Commercial Mortgage Loans

○	Two loans to unrelated borrowers on commercial buildings located in Western North Carolina. As of June 30, 2016, the loans were considered impaired and nonaccruing with an aggregate balance of $386,000.

● Residential Mortgage Loans

○	Seven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.9 million as of June 30, 2016.

At June 30, 2016, our performing TDRs of $4.5 million included the following:

● Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of June 30, 2016, the loan was a performing TDR with a balance of $2.9 million that matures in May of 2017. As of June 30, 2016, the loan was considered impaired and had a specific reserve of $18,000.

● Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.5 million as of June 30, 2016.

Foreclosed properties consisted of the following at the dates indicated.

	June 30, 2016		December 31, 2015
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	6	$4,106	5	$4,941
Residential mortgage	1	687	1	705
Total	7	$4,793	6	$5,646

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Six Months Ended June 30, 2016

Beginning balance	$5,646
Transfers from loans	5
Loss provisions	(18)
Net proceeds from sales of foreclosed properties	(840)
Ending balance	$4,793

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit.  During 2015, the Bank sold one retail unit and two office units.  During the six months ended June 30, 2016, the Bank sold one retail unit.  As of June 30, 2016, the adjusted recorded amount was $3.3 million for the remaining six retail units and five office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	June 30, 2016	December 31, 2015	$ Change	% Change

Adversely classified loans:
Substandard	$3,938	$3,976	$(38)	-1.0%
Doubtful	-	-	-	0.0%
Total adversely classified loans	3,938	3,976	(38)	-1.0%
Special mention loans	22,097	23,400	(1,303)	-5.6%
Total classified and special mention loans	26,035	27,376	(1,341)	-4.9%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$26,035	$27,376	$(1,341)	-4.9%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At June 30, 2016, substandard loans totaling $3.9 million included $2.4 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.5 million in performing substandard loans included the following:

● Commercial Mortgage Loans

○	Two loans to one borrower on two commercial properties located in western North Carolina. As of June 30, 2016, the loans were performing with a total balance of $607,000.

● Residential Mortgage Loans

○	Nine loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $861,000 as of June 30, 2016.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At June 30, 2016, special mention loans included the Bank’s largest performing TDR commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period.  At June 30, 2016, cash and cash equivalents totaled $51.6 million, including $41.2 million in interest-bearing deposits in other banks, of which $36.3 million was on deposit with the Federal Reserve Bank.  Investment securities totaling $107.1 million at June 30, 2016 classified as available-for-sale provided an additional source of liquidity. In addition, at June 30, 2016, we had the ability to borrow a total of approximately $86.9 million from the Federal Home Loan Bank of Atlanta and approximately $8.9 million from the Federal Reserve Bank’s discount window. At June 30, 2016, we had $50.0 million in Federal Home Loan Bank advances outstanding and $6.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At June 30, 2016, we had $189.9 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of June 30, 2016 totaled $70.1 million, or 51.8%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including new certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At June 30, 2016

Long-term debt obligations	$50,000	$30,000	$20,000	$-	$-
Operating lease obligations	893	312	121	121	339
Total	$50,893	$30,312	$20,121	$121	$339

At December 31, 2015

Long-term debt obligations	$50,000	$-	$50,000	$-	$-
Operating lease obligations	1,074	362	222	121	369
Total	$51,074	$362	$50,222	$121	$369

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

It is management’s belief that, as of June 30, 2016, the Company and the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

June 30, 2016

Common equity tier I capital	$98,592	16.41%	$27,044	4.50%	$39,063	6.50%
Tier I leverage capital	98,592	12.43%	31,717	4.00%	39,646	5.00%
Tier I risk-based capital	98,592	16.41%	36,058	6.00%	48,078	8.00%
Total risk-based capital	105,175	17.50%	48,078	8.00%	60,097	10.00%

December 31, 2015

Common equity tier I capital	$94,743	16.66%	$25,587	4.50%	$36,960	6.50%
Tier I leverage capital	94,743	11.87%	31,935	4.00%	39,919	5.00%
Tier I risk-based capital	94,743	16.66%	34,117	6.00%	45,489	8.00%
Total risk-based capital	101,032	17.77%	45,489	8.00%	56,861	10.00%

Asheville Savings Bank, S.S.B.

June 30, 2016

Common equity tier I capital	$92,678	15.43%	$27,034	4.50%	$39,050	6.50%
Tier I leverage capital	92,678	11.70%	31,671	4.00%	39,589	5.00%
Tier I risk-based capital	92,678	15.43%	36,046	6.00%	48,061	8.00%
Total risk-based capital	99,261	16.52%	48,061	8.00%	60,076	10.00%
NC Savings Bank capital	99,261	12.34%	40,229	5.00%	n/a	n/a

December 31, 2015

Common equity tier I capital	$89,183	15.70%	$25,563	4.50%	$36,925	6.50%
Tier I leverage capital	89,183	11.20%	31,848	4.00%	39,810	5.00%
Tier I risk-based capital	89,183	15.70%	34,084	6.00%	45,446	8.00%
Total risk-based capital	95,472	16.81%	45,446	8.00%	56,807	10.00%
NC Savings Bank capital	95,472	12.21%	39,087	5.00%	n/a	n/a

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

For the six months ended June 30, 2016 and the year ended December 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	As Of June 30, 2016			Over The Next Twelve Months Ending June 30, 2017
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change in Rates (in Basis Points “BP”):

300 BP	$91,119	$(25,225)	-21.68%	$23,857	$(466)	-1.92%
200	101,561	(14,783)	-12.71%	24,230	(93)	-0.38%
100	110,411	(5,933)	-5.10%	24,341	18	0.07%
0	116,344	-	0.00%	24,323	-	0.00%
(100)	117,087	743	0.64%	22,436	(1,887)	-7.76%

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2016.  In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the second quarter of 2016.

On July 14, 2016, the Company issued a news release announcing that the Company completed its repurchase of 200,000 shares of its outstanding common stock under the repurchase program previously announced on July 1, 2016.  The Company's Board of Directors approved a stock repurchase program whereby the Company could repurchase up to 200,000 shares of its outstanding common stock.  Under a Rule 10b5-1 repurchase plan, the share repurchases totaling 200,000 shares were completed on July 11, 2016 at an average purchase price of $24.62 per share. Following the completion of the repurchase, the Company had 3,787,322 shares outstanding.

The Company's 2012 Equity Incentive Plan permits the exchange of shares issued upon the exercise of stock options for the surrender of shares currently held by the grant recipient.  During the first six months of 2016, the Company received 3,153 shares in exchange for the issuance of 5,000 option shares using this exercise method.

The following table sets forth information as of June 30, 2016 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

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

ASB BANCORP, INC.
Registrant

August 8, 2016	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2016	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)