Form 10-Q
period 2016-09-30
ASB Bancorp Inc
filed 2016-11-08
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016
OR
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

There were 3,787,322 shares of Common Stock, par value $0.01 per share, issued and outstanding as of October 31, 2016.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	September 30, 2016	December 31, 2015*

Assets
Cash and due from banks	$9,591	$9,563
Interest-earning deposits with banks	35,161	23,838
Total cash and cash equivalents	44,752	33,401

Securities available for sale (amortized cost of $105,034 at September 30, 2016 and $137,137 at December 31, 2015)	106,331	137,555
Securities held to maturity (estimated fair value of $3,968 at September 30, 2016 and $4,086 at December 31, 2015)	3,704	3,809
Investment in Federal Home Loan Bank stock, at cost	2,829	2,807
Loans held for sale	7,091	7,018
Loans receivable (net of deferred loan fees of $371 at September 30, 2016 and $476 at December 31, 2015)	597,935	576,087
Allowance for loan losses	(6,464)	(6,289)
Loans receivable, net	591,471	569,798

Premises and equipment, net	11,305	11,616
Foreclosed real estate	4,764	5,646
Deferred income tax assets, net	4,616	4,716
Securities sold but not settled	4,115	-
Bank owned life insurance	10,096	-
Other assets	6,166	6,487

Total assets	$797,240	$782,853

Liabilities
Noninterest-bearing deposits	$129,303	$113,745
Interest-bearing deposits	513,300	517,159
Total deposits	642,603	630,904
Overnight and short-term borrowings	201	327
Federal Home Loan Bank advances	50,000	50,000
Securities purchased but not settled	4,484	-
Accounts payable and other liabilities	8,609	11,940

Total liabilities	705,897	693,171

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 3,787,322 shares issued at September 30, 2016 and 3,985,475 shares issued at December 31, 2015	38	40
Additional paid-in capital	19,763	24,056
Retained earnings	80,630	76,088
Accumulated other comprehensive loss, net of tax	(4,504)	(5,061)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,904)	(3,138)
Unearned equity incentive plan shares	(1,311)	(1,960)
Stock-based deferral plan shares	(369)	(343)

Total shareholders’ equity	91,343	89,682

Total liabilities and shareholders’ equity	$797,240	$782,853

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Interest and dividend income
Loans, including fees	$6,341	$5,762	$18,484	$16,947
Securities	556	632	1,704	1,757
Other earning assets	85	65	226	198

Total interest and dividend income	6,982	6,459	20,414	18,902

Interest expense
Deposits	377	382	1,093	1,149
Overnight and short-term borrowings	-	-	2	-
Federal Home Loan Bank advances	494	495	1,474	1,469

Total interest expense	871	877	2,569	2,618

Net interest income	6,111	5,582	17,845	16,284

Provision for (recovery of) loan losses	(92)	191	411	450

Net interest income after provision for (recovery of) loan losses	6,203	5,391	17,434	15,834

Noninterest income
Mortgage banking income	532	529	1,241	1,382
Deposit and other service charge income	757	719	2,154	1,920
Income from debit card services	420	456	1,327	1,338
Gain on sale of investment securities, net	147	202	1,319	401
Other noninterest income	434	178	774	621

Total noninterest income	2,290	2,084	6,815	5,662

Noninterest expenses
Salaries and employee benefits	3,314	3,383	9,898	10,071
Occupancy expense, net	446	435	1,318	1,347
Foreclosed property expenses	39	65	146	185
Data processing fees	710	621	2,025	1,821
Federal deposit insurance premiums	104	135	307	384
Advertising	171	125	404	385
Professional and outside services	260	258	803	734
Other noninterest expenses	817	815	2,358	2,692

Total noninterest expenses	5,861	5,837	17,259	17,619

Income before income tax provision	2,632	1,638	6,990	3,877

Income tax provision	907	496	2,448	1,248

Net income	$1,725	$1,142	$4,542	$2,629

Net income per common share – Basic	$0.51	$0.29	$1.29	$0.67

Net income per common share – Diluted	$0.48	$0.28	$1.23	$0.65

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Comprehensive Income
Net income	$1,725	$1,142	$4,542	$2,629
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(147)	(202)	(1,319)	(401)
Deferred income tax benefit	54	75	483	150
Gains (losses) arising during the period	(1,146)	1,248	2,198	442
Deferred income tax benefit (expense)	420	(464)	(805)	(165)
Unrealized holding gains (losses) adjustment, net of tax	(819)	657	557	26

Defined Benefit Pension Plans:
Net periodic pension cost	(174)	(194)	(521)	(583)
Net pension gain	174	194	521	583

Total other comprehensive income (loss)	(819)	657	557	26

Comprehensive income	$906	$1,799	$5,099	$2,655

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Nine Months Ended September 30, 2016

Common stock
December 31, 2015	$40
Repurchase of common stock	(2)
September 30, 2016	$38

Additional paid-in capital
December 31, 2015	$24,056
Repurchase of common stock	(5,010)
Issuance of common stock	79
ESOP shares allocated	350
Stock-based compensation expense	937
Vesting of restricted stock	(649)
September 30, 2016	$19,763

Retained earnings
December 31, 2015	$76,088
Net income	4,542
September 30, 2016	$80,630

Accumulated other comprehensive income (loss), net of tax
December 31, 2015	$(5,061)
Other comprehensive income	557
September 30, 2016	$(4,504)

Unearned ESOP shares
December 31, 2015	$(3,138)
ESOP shares allocated	234
September 30, 2016	$(2,904)

Unearned equity incentive plan shares
December 31, 2015	$(1,960)
Vesting of restricted stock	649
September 30, 2016	$(1,311)

Stock-based deferral plan shares
December 31, 2015	$(343)
Stock-based deferral plan shares purchased	(26)
September 30, 2016	$(369)

Total shareholders’ equity
December 31, 2015	$89,682
Repurchase of common stock	(5,012)
Issuance of common stock	79
Net income	4,542
Other comprehensive income	557
ESOP shares allocated	584
Stock-based compensation expense	937
Stock-based deferral plan shares purchased	(26)
September 30, 2016	$91,343

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015

Operating Activities
Net income	$4,542	$2,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	411	450
Provision for losses on foreclosed properties	18	6
Depreciation	585	618
Gain on sale of fixed and other assets	-	(20)
Loss on sale of foreclosed real estate	2	1
Increase in cash surrender value of bank owned life insurance	(96)	-
Deferred income tax expense (benefit)	(222)	277
Net amortization of premiums on securities	1,578	1,998
Gain on sale of investment securities	(1,319)	(401)
Net amortization (accretion) of deferred fees on loans	52	(48)
Mortgage loans originated for sale	(47,492)	(59,321)
Proceeds from sale of mortgage loans	48,660	60,503
Gain on sale of mortgage loans	(1,241)	(1,382)
ESOP compensation expense	584	500
Stock-based compensation expense	802	801
Excess tax benefits from equity awards	(136)	(59)
Decrease in income tax receivable	209	634
Decrease (increase) in interest receivable	326	(31)
Decrease in other liabilities - pension plan contribution	(4,750)	-
Net change in other assets and liabilities	(2,773)	2,470

Net cash provided by (used in) operating activities	(260)	9,625

Investing Activities
Purchases of securities available for sale	(29,691)	(65,842)
Proceeds from sales of securities available for sale	57,757	61,756
Principal repayments on mortgage-backed and asset-backed securities	8,367	9,532
Redemption (purchase) of FHLB stock	(22)	95
Net increase in loans receivable	(22,799)	(48,131)
Net proceeds from sales of foreclosed real estate	1,525	748
Purchases of premises and equipment	(274)	(449)
Net proceeds from sales of fixed and other assets	-	20
Purchases of bank owned life insurance	(10,000)	-

Net cash provided by (used in) investing activities	4,863	(42,271)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015

Financing Activities
Net increase in deposits	$11,699	$31,704
Net repayments of overnight and short-term borrowings	(126)	(534)
Stock-based deferral plan shares purchased	(26)	-
Proceeds from the exercise of stock options	79	644
Excess tax benefits from equity awards	136	59
Common stock repurchased	(5,014)	(320)

Net cash provided by financing activities	6,748	31,553

Net increase (decrease) in cash and cash equivalents	11,351	(1,093)
Cash and cash equivalents at beginning of period	33,401	56,858

Cash and cash equivalents at end of period	$44,752	$55,765

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest on deposits, advances and other borrowings	$2,567	$2,612
Income taxes	2,408	281

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$663	$812
Net unsettled security purchases	369	-
Increase in unrealized gains and losses on securities available for sale	2,198	442
Decrease in deferred income taxes resulting from other comprehensive income	(322)	(15)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016.  These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other future period.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Methodology change – The Bank made no changes to its allowance methodology in the first nine months of 2016 or 2015.

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

Bank Owned Life Insurance – The Bank has purchased bank owned life insurance (“BOLI”) as a financing tool for employee benefits. The earnings on the BOLI are recorded as other noninterest income. Since the Bank intends to hold the BOLI until the death of the insured, the Bank benefits from the tax-free nature of income generated from the life insurance policies. The value of the life insurance to the

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank is the tax preferred treatment of increases in life insurance cash values and death benefits and the cash flow generated at the death of the insured. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers.

Comprehensive Income – Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income (“OCI”). The items of OCI are included in the Consolidated Statements of Comprehensive Income (Loss). The accumulated balance of OCI is included in the equity section of the Consolidated Balance Sheets. The Company’s components of accumulated OCI include unrealized gains and/or losses on investment securities classified as available for sale and certain changes in the Company’s benefit obligations under its retirement plans. The Company adjusts the level of accumulated OCI related to its retirement plans on an annual basis, consistent with the receipt of its annual actuarial studies.

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended September 30, 2016

Unrealized gain on securities	$1,641	$(726)	$(93)	$(819)	$822
Benefit plan liability	(5,326)	(110)	110	-	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(3,685)	$(836)	$17	$(819)	$(4,504)

Three Months Ended September 30, 2015

Unrealized gain (loss) on securities	$(507)	$784	$(127)	$657	$150
Benefit plan liability	(5,926)	(122)	122	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(6,433)	$662	$(5)	$657	$(5,776)

Nine Months Ended September 30, 2016

Unrealized gain on securities	$265	$1,393	$(836)	$557	$822
Benefit plan liability	(5,326)	(330)	330	-	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(5,061)	$1,063	$(506)	$557	$(4,504)

Nine Months Ended September 30, 2015

Unrealized gain on securities	$124	$277	$(251)	$26	$150
Benefit plan liability	(5,926)	(366)	366	-	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(5,802)	$(89)	$115	$26	$(5,776)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated OCI are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015

Reclassification of securities gains recognized in net income	$(147)	$(202)	Gain on sale of investment securities
Deferred income tax expense	54	75	Income tax provision
Total reclassifications for the period	$(93)	$(127)	Net of tax

Net periodic pension benefit	$174	$194	Salaries and employee benefits
Deferred income tax expense	(64)	(72)	Income tax provision
Total reclassifications for the period	$110	$122	Net of tax

(Dollars in thousands)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015

Reclassification of securities gains recognized in net income	$(1,319)	$(401)	Gain on sale of investment securities
Deferred income tax expense	483	150	Income tax provision
Total reclassifications for the period	$(836)	$(251)	Net of tax

Net periodic pension benefit	$521	$583	Salaries and employee benefits
Deferred income tax expense	(191)	(217)	Income tax provision
Total reclassifications for the period	$330	$366	Net of tax

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during 2015 or during the first nine months of 2016.

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

Net income per common share has been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2016	2015	2016	2015

Numerator:
Net income	$1,725	$1,142	$4,542	$2,629

Denominator:
Weighted average common shares outstanding	3,798,424	4,394,787	3,922,817	4,383,930
Less: Weighted average unvested restricted shares	(81,313)	(121,610)	(86,571)	(126,884)
Less: Weighted average unallocated ESOP shares	(294,313)	(325,732)	(302,117)	(333,515)
Weighted average common shares used to compute net income per common share – Basic	3,422,798	3,947,445	3,534,129	3,923,531
Add: Effect of dilutive securities	151,139	131,584	144,456	101,900
Weighted average common shares used to compute net income per common share – Diluted	3,573,937	4,079,029	3,678,585	4,025,431

Net income per common share – Basic	$0.51	$0.29	$1.29	$0.67

Net income per common share – Diluted	$0.48	$0.28	$1.23	$0.65

For the three and nine months ended September 30, 2016, no restricted shares and no stock options were excluded from the computation of net income per share because their effect would be anti-dilutive.  For the three and nine months ended September 30, 2015, no restricted shares were excluded from the computation of net income per share because their effect would be anti-dilutive.  For the three and nine months ended September 30, 2015, options to purchase 1,178 and 3,916 shares of common stock, respectively, were excluded from the computation of net income per share because their effect would be anti-dilutive.

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

Accounting Standards Update ASU 2016-15 – In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230):  Classification of Certain Cash Receipts and Cash Payments, which was issued to address diversity in practice of how certain cash receipts and cash payments are currently presented and classified in the statement of cash flows.  The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years.  Early adoption is permitted.  The amendments should be applied using a retrospective transition method to each period presented. The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2016

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,106	$11	$-	$2,117
Asset-backed securities issued by the Small Business Administration (SBA)	4,662	31	(8)	4,685
Residential mortgage-backed securities issued by GSEs (1)	42,725	253	(329)	42,649
State and local government securities due -
After 10 years	54,768	1,682	(353)	56,097
Mutual funds	773	10	-	783
Total	$105,034	$1,987	$(690)	$106,331

December 31, 2015

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
After 1 year but within 5 years	$2,135	$-	$(21)	$2,114
Asset-backed securities issued by the Small Business Administration (SBA)	16,974	187	(17)	17,144
Residential mortgage-backed securities issued by GSEs (1)	51,726	29	(807)	50,948
State and local government securities due -
After 1 year but within 5 years	682	4	-	686
After 5 years but within 10 years	8,714	222	-	8,936
After 10 years	56,146	835	(12)	56,969
Mutual funds	760	-	(2)	758
Total	$137,137	$1,277	$(859)	$137,555

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2016 and December 31, 2015 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2016

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,013	$28	$-	$1,041
Residential mortgage-backed securities issued by GSEs (1)	253	21	-	274
State and local government securities due -
After 5 years but within 10 years	2,438	215	-	2,653
Total	$3,704	$264	$-	$3,968

December 31, 2015

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,024	$46	$-	$1,070
Residential mortgage-backed securities issued by GSEs (1)	351	25	-	376
State and local government securities due -
After 5 years but within 10 years	965	89	-	1,054
After 10 years	1,469	117	-	1,586
Total	$3,809	$277	$-	$4,086

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2016 and December 31, 2015 or during the nine- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016 and December 31, 2015. The total number of securities with unrealized losses at September 30, 2016 and December 31, 2015 were 31 and 34, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	September 30, 2016
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

Asset-backed SBA	$517	$(1)	$693	$(7)	$1,210	$(8)
Residential mortgage- backed GSE (1)	9,846	(139)	19,516	(190)	29,362	(329)
State and local government	19,330	(353)	-	-	19,330	(353)
Total temporarily impaired securities	$29,693	$(493)	$20,209	$(197)	$49,902	$(690)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at September 30, 2016 or during the nine-month period then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

	December 31, 2015
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$1,018	$(6)	$1,096	$(15)	$2,114	$(21)
Asset-backed SBA	623	(1)	1,821	(16)	2,444	(17)
Residential mortgage- backed GSE (1)	36,960	(672)	9,591	(135)	46,551	(807)
State and local government	3,721	(5)	557	(7)	4,278	(12)
Mutual funds	760	(2)	-	-	760	(2)
Total temporarily impaired securities	$43,082	$(686)	$13,065	$(173)	$56,147	$(859)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2015 or during the twelve-month period then ended.

Investment securities pledged as collateral follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Pledged to Federal Reserve Discount Window	$8,791	$14,533
Pledged to repurchase agreements for commercial customers	919	1,131

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Interest income from taxable securities	$191	$231	$624	$780
Interest income from tax-exempt securities	365	401	1,080	977
Total interest income from securities	$556	$632	$1,704	$1,757

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Proceeds from sales of securities	$7,607	$11,132	$57,757	$61,756
Gross realized gains from sales of securities	147	202	1,363	667
Gross realized losses from sales of securities	-	-	(44)	(266)

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Commercial:
Commercial construction and land development	$28,420	$38,313
Commercial mortgage	234,464	209,397
Commercial and industrial	23,358	22,878
Total commercial	286,242	270,588
Non-commercial:
Non-commercial construction and land development	17,268	16,587
Residential mortgage	202,553	186,839
Revolving mortgage	66,728	66,258
Consumer	25,515	36,291
Total non-commercial	312,064	305,975
Total loans receivable	598,306	576,563
Less: Deferred loan fees	(371)	(476)
Total loans receivable net of deferred loan fees	597,935	576,087
Less: Allowance for loan losses	(6,464)	(6,289)
Loans receivable, net	$591,471	$569,798

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

September 30, 2016

Commercial:
Commercial construction and land development	$28,247	$138	$35	$-	$-	$28,420
Commercial mortgage	222,746	11,115	603	-	-	234,464
Commercial and industrial	22,353	805	200	-	-	23,358
Total commercial	273,346	12,058	838	-	-	286,242
Non-commercial:
Non-commercial construction and land development	17,268	-	-	-	-	17,268
Residential mortgage	194,826	6,675	1,052	-	-	202,553
Revolving mortgage	63,207	2,968	553	-	-	66,728
Consumer	25,026	392	97	-	-	25,515
Total non-commercial	300,327	10,035	1,702	-	-	312,064
Total loans receivable	$573,673	$22,093	$2,540	$-	$-	$598,306

December 31, 2015

Commercial:
Commercial construction and land development	$38,168	$145	$-	$-	$-	$38,313
Commercial mortgage	195,551	12,412	1,434	-	-	209,397
Commercial and industrial	21,709	942	227	-	-	22,878
Total commercial	255,428	13,499	1,661	-	-	270,588
Non-commercial:
Non-commercial construction and land development	16,587	-	-	-	-	16,587
Residential mortgage	178,403	6,674	1,762	-	-	186,839
Revolving mortgage	62,922	2,812	524	-	-	66,258
Consumer	35,847	415	29	-	-	36,291
Total non-commercial	293,759	9,901	2,315	-	-	305,975
Total loans receivable	$549,187	$23,400	$3,976	$-	$-	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

September 30, 2016

Commercial:
Commercial construction and land development	$-	$35	$35	$28,385	$28,420
Commercial mortgage	-	-	-	234,464	234,464
Commercial and industrial	-	68	68	23,290	23,358
Total commercial	-	103	103	286,139	286,242
Non-commercial:
Non-commercial construction and land development	-	-	-	17,268	17,268
Residential mortgage	603	520	1,123	201,430	202,553
Revolving mortgage	201	145	346	66,382	66,728
Consumer	166	-	166	25,349	25,515
Total non-commercial	970	665	1,635	310,429	312,064
Total loans receivable	$970	$768	$1,738	$596,568	$598,306

December 31, 2015

Commercial:
Commercial construction and land development	$-	$-	$-	$38,313	$38,313
Commercial mortgage	-	496	496	208,901	209,397
Commercial and industrial	-	87	87	22,791	22,878
Total commercial	-	583	583	270,005	270,588
Non-commercial:
Non-commercial construction and land development	-	-	-	16,587	16,587
Residential mortgage	685	1,193	1,878	184,961	186,839
Revolving mortgage	104	98	202	66,056	66,258
Consumer	151	-	151	36,140	36,291
Total non-commercial	940	1,291	2,231	303,744	305,975
Total loans receivable	$940	$1,874	$2,814	$573,749	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial construction and land development	$35	$-	$-	$-
Commercial mortgage	-	-	818	-
Commercial and industrial	200	-	227	-
Total commercial	235	-	1,045	-
Non-commercial:
Residential mortgage	731	-	1,309	-
Revolving mortgage	229	-	194	-
Consumer	42	-	-	-
Total non-commercial	1,002	-	1,503	-
Total loans receivable	$1,237	$-	$2,548	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $16.5 million at September 30, 2016 and $15.8 million at December 31, 2015.

Loans made to directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Director and executive officer loans, beginning of period	$3,530	$4,022
New loans	181	718
Repayments of loans	(309)	(1,210)
Director and executive officer loans, end of period	$3,402	$3,530

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Non-			Non-
(Dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total

Balance at beginning of period	$3,986	$2,597	$6,583	$3,710	$2,579	$6,289
Provision for (recovery of) loan losses	(109)	17	(92)	381	30	411
Charge-offs	(3)	(40)	(43)	(227)	(84)	(311)
Recoveries	5	11	16	15	60	75
Balance at end of period	$3,879	$2,585	$6,464	$3,879	$2,585	$6,464

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Non-			Non-
(Dollars in thousands)	Commercial	Commercial	Total	Commercial	Commercial	Total

Balance at beginning of period	$3,528	$2,596	$6,124	$3,409	$2,540	$5,949
Provision for (recovery of) loan losses	204	(13)	191	296	154	450
Charge-offs	-	(46)	(46)	(79)	(356)	(435)
Recoveries	4	24	28	110	223	333
Balance at end of period	$3,736	$2,561	$6,297	$3,736	$2,561	$6,297

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

September 30, 2016

Commercial:
Commercial construction and land development	$-	$277	$277	$35	$28,385	$28,420
Commercial mortgage	13	3,293	3,306	2,919	231,545	234,464
Commercial and industrial	8	288	296	205	23,153	23,358
Total commercial	21	3,858	3,879	3,159	283,083	286,242
Non-commercial:
Non-commercial construction and land development	-	134	134	-	17,268	17,268
Residential mortgage	29	1,301	1,330	2,363	200,190	202,553
Revolving mortgage	84	766	850	135	66,593	66,728
Consumer	-	271	271	-	25,515	25,515
Total non-commercial	113	2,472	2,585	2,498	309,566	312,064
Total loans receivable	$134	$6,330	$6,464	$5,657	$592,649	$598,306

December 31, 2015

Commercial:
Commercial construction and land development	$-	$385	$385	$-	$38,313	$38,313
Commercial mortgage	39	2,982	3,021	3,811	205,586	209,397
Commercial and industrial	13	291	304	252	22,626	22,878
Total commercial	52	3,658	3,710	4,063	266,525	270,588
Non-commercial:
Non-commercial construction and land development	-	139	139	-	16,587	16,587
Residential mortgage	42	1,140	1,182	2,895	183,944	186,839
Revolving mortgage	86	788	874	97	66,161	66,258
Consumer	-	384	384	-	36,291	36,291
Total non-commercial	128	2,451	2,579	2,992	302,983	305,975
Total loans receivable	$180	$6,109	$6,289	$7,055	$569,508	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

September 30, 2016

Commercial:
Commercial construction and land development	$35	$-	$35	$35	$-
Commercial mortgage	2,919	2,919	-	2,919	13
Commercial and industrial	703	133	72	205	8
Total commercial	3,657	3,052	107	3,159	21
Non-commercial:
Residential mortgage	2,366	1,142	1,220	2,362	29
Revolving mortgage	145	84	52	136	84
Total non-commercial	2,511	1,226	1,272	2,498	113
Total impaired loans	$6,168	$4,278	$1,379	$5,657	$134

December 31, 2015

Commercial:
Commercial mortgage	$3,934	$3,315	$496	$3,811	$39
Commercial and industrial	722	140	112	252	13
Total commercial	4,656	3,455	608	4,063	52
Non-commercial:
Residential mortgage	2,965	2,125	770	2,895	42
Revolving mortgage	107	86	11	97	86
Total non-commercial	3,072	2,211	781	2,992	128
Total impaired loans	$7,728	$5,666	$1,389	$7,055	$180

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest
				Income
				Recognized

Commercial:
Commercial construction and land development	$16	$-	$-	$-
Commercial mortgage	3,182	198	3,847	33
Commercial and industrial	210	-	274	-
Total commercial	3,408	198	4,121	33
Non-commercial:
Residential mortgage	2,965	14	3,304	19
Revolving mortgage	101	-	155	1
Total non-commercial	3,066	14	3,459	20
Total loans receivable	$6,474	$212	$7,580	$53

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$89	$-	$-	$-
Commercial mortgage	3,392	262	3,898	99
Commercial and industrial	227	-	306	1
Total commercial	3,708	262	4,204	100
Non-commercial:
Residential mortgage	2,949	42	3,195	61
Revolving mortgage	93	-	271	1
Total non-commercial	3,042	42	3,466	62
Total loans receivable	$6,750	$304	$7,670	$162

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated.  No loans were restructured during the three months or nine months ended September 30, 2016.  The Bank reduced the interest rate below market levels on one loan during the three months ended September 30, 2015. The Bank reduced the interest rate below market levels on two loans and extended payment terms on one loan during the nine months ended September 30, 2015.

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Non-commercial:
Residential mortgage	-	$-	$-	1	$45	$45
Total non-commercial	-	-	-	1	45	45
Total loans modified with below market interest rate	-	-	-	1	45	45

Total loans modified	-	$-	$-	1	$45	$45

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate

Commercial:
Commercial and industrial	-	$-	$-	1	$153	$153
Total commercial	-	-	-	1	153	153
Non-commercial:
Residential mortgage	-	-	-	1	45	45
Total non-commercial	-	-	-	1	45	45
Total loans modified with below market interest rate	-	-	-	2	198	198

Extended payment terms

Non-commercial:
Residential mortgage	-	-	-	1	29	42
Total non-commercial	-	-	-	1	29	42
Total loans modified with extended payment terms	-	-	-	1	29	42

Total loans modified	-	$-	$-	3	$227	$240

There were no loans modified as TDRs within the preceding 12 months that stopped performing during the three months or nine months ended September 30, 2016 and September 30, 2015.

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

The Bank’s loans that were considered to be TDRs follow:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Nonperforming restructured loans	$146	$979
Performing restructured loans	4,433	4,552
Total	$4,579	$5,531

As of September 30, 2016 and December 31, 2015, the Bank had $344,000 and $1.3 million, respectively, of residential real estate loans in the process of foreclosure and $658,000 and $705,000, respectively, of foreclosed residential real estate property included in foreclosed real estate.

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

In April 2016, the Bank decided to settle its qualified pension plan liability for all remaining participants effective July 1, 2016.  The settlement is expected to be recognized in the fourth quarter of 2016 when participants receive annuities or lump sum payments of their accrued benefit balances.  Based on the most recently available information, the estimate of the one-time settlement charge is in the range of $7.6 million to $7.7 million before income taxes, or $4.8 million to $4.9 million after income taxes, of which $8.0 million before income taxes, or $5.1 million after income taxes, was recognized as a reduction of tangible common shareholders’ equity in the form of accumulated other comprehensive loss as of December 31, 2015.  The most recently available estimate of the range of earnings per share dilution is $1.34 to $1.36 per share, while little or no common equity book value dilution is expected.  For periods following the settlement in the fourth quarter of 2016, the Bank estimates annual periodic expense savings of approximately $810,000 before income taxes, or $513,000 after income taxes, or $0.14 per share.  The Bank contributed $4.8 million to the qualified pension plan during the third quarter of 2016.  Actual settlement expenses may differ from the estimates provided.

Net periodic cost related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$14	$14	$42	$41
Amortization of net loss	12	14	35	43
Net periodic pension cost	$26	$28	$77	$84

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$236	$247	$708	$742
Expected return on plan assets	(201)	(236)	(602)	(708)
Amortization of net loss	162	180	486	540
Net periodic pension cost	$197	$191	$592	$574

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

Shares held by the ESOP include the following:

September 30, 2016
Allocated ESOP shares, December 31, 2015	118,694
ESOP shares committed to be released during the period	23,497
ESOP shares withdrawn during the period	(6,417)
Unallocated ESOP shares	290,369
Total ESOP shares	426,143

Fair value of unallocated ESOP shares (dollars in thousands)	$7,622

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

Total expense recognized in connection with the ESOP follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

ESOP expense	$197	$177	$584	$500

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

Share-based compensation expenses related to restricted stock and stock options recognized for the three and nine months ended September 30, 2016 were $273,000 and $802,000, respectively, and were $273,000 and $801,000, respectively, for the same periods of 2015.

The table below presents restricted stock award activity for the periods indicated:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2015	121,610	$15.75
Vested and released to participants	(40,297)	15.74
Unvested restricted shares at September 30, 2016	81,313	$15.76

There were no restricted stock awards granted or forfeited during the nine-month period ended September 30, 2016.

At September 30, 2016, unrecognized compensation expense, adjusted for expected forfeitures, was $815,000 related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 1.39 years at September 30, 2016.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the periods indicated:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2015	60,355	450,500	$16.03	7.24	$4,473

Exercised	-	(5,000)	15.71
Outstanding at September 30, 2016	60,355	445,500	$16.03	6.49	$4,552

Options exercisable at September 30, 2016		252,600	$15.91	6.44	$2,612

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.  There were 5,000 stock options exercised during the nine-month period ended September 30, 2016, and there were no stock options granted or forfeited during the period.  There were 41,000 stock options exercised during the nine-month period ended September 30, 2015, and there were no stock options granted or forfeited during the period.

At September 30, 2016, the Company had $635,000 of unrecognized compensation expense related to stock options.  The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 1.66 years at September 30, 2016. There were 252,600 options vested and exercisable at September 30, 2016.

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$202,378	$171,339
Commitments under standby letters of credit	602	120
Total	$202,980	$171,459

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. COMMITMENTS AND CONTINGENCIES (Continued)

Investment Commitments - During 2012, the Bank entered into an agreement to invest $2.0 million as a limited partner in a Small Business Investment Company. The Bank invested $350,000 of its investment commitment in 2013, $250,000 in 2014, $200,000 in 2015 and $300,000 in 2016.  This investment is recognized using the cost method and is included in “other assets” on the balance sheet.

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

The fair value estimates presented below are based on pertinent information available to management as of September 30, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

September 30, 2016

Financial assets:
Cash and cash equivalents	$44,752	$-	$-	$44,752	$44,752
Securities available for sale	783	105,548	-	106,331	106,331
Securities held to maturity	-	3,968	-	3,968	3,704
Investments in FHLB stock	-	-	2,829	2,829	2,829
Loans held for sale	-	7,272	-	7,272	7,091
Loans receivable, net	-	-	591,094	591,094	591,471
Accrued interest receivable	-	-	2,130	2,130	2,130
Deferred compensation assets	1,380	-	-	1,380	1,380

Financial liabilities:
Demand deposits	-	-	510,842	510,842	510,842
Time deposits	-	-	131,313	131,313	131,761
Repurchase agreements	-	-	201	201	201
Federal Home Loan Bank Advances	-	-	51,155	51,155	50,000
Deferred compensation liabilities	1,385	-	-	1,385	1,385
Accrued interest payable	-	-	123	123	123

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2015

Financial assets:
Cash and cash equivalents	$33,401	$-	$-	$33,401	$33,401
Securities available for sale	758	136,797	-	137,555	137,555
Securities held to maturity	-	4,086	-	4,086	3,809
Investments in FHLB stock	-	-	2,807	2,807	2,807
Loans held for sale	-	7,169	-	7,169	7,018
Loans receivable, net	-	-	572,286	572,286	569,798
Accrued interest receivable	-	-	2,456	2,456	2,456
Deferred compensation assets	1,359	-	-	1,359	1,359

Financial liabilities:
Demand deposits	-	-	495,628	495,628	495,628
Time deposits	-	-	135,212	135,212	135,276
Repurchase agreements	-	-	324	324	327
Federal Home Loan Bank Advances	-	-	52,116	52,116	50,000
Deferred compensation liabilities	1,365	-	-	1,365	1,365
Accrued interest payable	-	-	121	121	121

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the nine months ended September 30, 2016 and September 30, 2015.

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

September 30, 2016

Securities available for sale:
U.S. GSE and agency securities	$-	$2,117	$-	$2,117	$2,117
Asset-backed SBA securities	-	4,685	-	4,685	4,685
Residential mortgage-backed securities issued by GSEs	-	42,649	-	42,649	42,649
State and local government securities	-	56,097	-	56,097	56,097
Mutual funds	783	-	-	783	783
Total	$783	$105,548	$-	$106,331	$106,331

Defined benefit plan assets:
Cash and cash equivalents	$5,141	$-	$-
Money market mutual funds	2,273	-	-
Debt security mutual funds	14,431	-	-

Total	$21,845	$-	$-

December 31, 2015

Securities available for sale:
U.S. GSE and agency securities	$-	$2,114	$-	$2,114	$2,114
Asset-backed SBA securities	-	17,144	-	17,144	17,144
Residential mortgage-backed securities issued by GSEs	-	50,948	-	50,948	50,948
State and local government securities	-	66,591	-	66,591	66,591
Mutual funds	758	-	-	758	758
Total	$758	$136,797	$-	$137,555	$137,555

Defined benefit plan assets:
Cash and cash equivalents	$652	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	12,089	-	-
Equity security mutual funds	3,231	-	-

Defined benefit plan liabilities:
Administrative Fees	8	-	-
Total	$16,109	$-	$-

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

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

September 30, 2016

Impaired loans	$-	$-	$600	$600	$600
Foreclosed properties	-	-	1,500	1,500	1,500

December 31, 2015

Impaired loans	$-	$-	$1,876	$1,876	$1,876
Foreclosed properties	-	-	1,682	1,682	1,682

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the nine-month periods ended September 30, 2016 and September 30, 2015.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

September 30, 2016

Impaired loans	$600	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (23%)
Foreclosed properties	1,500	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (6%)

December 31, 2015

Impaired loans	$1,876	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (21%)
Foreclosed properties	1,682	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (5%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

These forward-looking statements are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:

•	general economic conditions, either nationally or in our primary market area, that are worse than expected;
•	a decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	increased cyber security risk, including potential business disruptions or financial losses;
•	changes in technology;
•	our ability to attract and retain key personnel;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and
•	the risks outlined in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies

During the three- and nine-month periods ended September 30, 2016, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.

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

Pension Plan. The Company has a noncontributory defined benefit pension plan. This plan is accounted for under the provisions of FASB ASC Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit post retirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets and the appropriate discount rate to be used in determining the present value of the obligation.  In April 2016, the Bank decided to settle its qualified pension plan liability effective July 1, 2016.  See note 5 included in the consolidated financial statements regarding the plan termination.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at September 30, 2016 and our operating performance for the three- and nine-month periods ended September 30, 2016. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

The following table provides the changes in our significant asset and liability categories at September 30, 2016 compared to December 31, 2015.

(Dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change

Interest-earning assets:
Interest-earning deposits with banks and overnight and short-term investments	$35,161	$23,838	$11,323	47.5%
Investment securities	110,035	141,364	(31,329)	-22.2%
Investments held at cost	2,829	2,807	22	0.8%
Loans held for sale	7,091	7,018	73	1.0%
Loans receivable, net of deferred fees	597,935	576,087	21,848	3.8%
Total interest-earning assets	753,051	751,114	1,937	0.3%

Noninterest-earning assets:
Cash and due from banks	9,591	9,563	28	0.3%
Allowance for loan losses	(6,464)	(6,289)	(175)	-2.8%
Premises and equipment, net of accumulated depreciation	11,305	11,616	(311)	-2.7%
Foreclosed real estate	4,764	5,646	(882)	-15.6%
Deferred income tax assets, net of deferred income tax liabilities	4,616	4,716	(100)	-2.1%
Securities sold but not settled	4,115	-	4,115	n/a
Bank owned life insurance	10,096	-	10,096	n/a
Other assets	6,166	6,487	(321)	-4.9%
Total noninterest-earning assets	44,189	31,739	12,450	39.2%

Total assets	$797,240	$782,853	$14,387	1.8%

Interest-bearing liabilities:
Interest-bearing deposits	$513,300	$517,159	$(3,859)	-0.7%
Overnight and short-term borrowings	201	327	(126)	-38.5%
Federal Home Loan Bank advances	50,000	50,000	-	0.0%
Total interest-bearing liabilities	563,501	567,486	(3,985)	-0.7%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	129,303	113,745	15,558	13.7%
Securities purchased but not settled	4,484	-	4,484	n/a
Accounts payable and other liabilities	8,609	11,940	(3,331)	-27.9%
Total noninterest-bearing liabilities	142,396	125,685	16,711	13.3%

Total liabilities	705,897	693,171	12,726	1.8%

Total equity	91,343	89,682	1,661	1.9%

Total liabilities and equity	$797,240	$782,853	$14,387	1.8%

Cash and cash equivalents	$44,752	$33,401	$11,351	34.0%
Total core deposits (excludes certificate accounts)	510,842	495,628	15,214	3.1%
Total certificates of deposit	131,761	135,276	(3,515)	-2.6%
Total deposits	642,603	630,904	11,699	1.9%
Total funding liabilities	692,804	681,231	11,573	1.7%

Assets. Total assets increased $14.3 million, or 1.8%, to $797.2 million at September 30, 2016 from $782.9 million at December 31, 2015. Cash and cash equivalents increased $11.4 million, or 34.0%, to $44.8 million at September 30, 2016 from $33.4 million at December 31, 2015, primarily attributable to the sale of investment securities. Investment securities decreased $31.3 million, or 22.2%, to $110.0 million at September 30, 2016 from $141.3 million at December 31, 2015, primarily due to the sale of investment securities to fund loan growth. Loans receivable, net of deferred fees, increased $21.8 million, or 3.8%, to $597.9 million at September 30, 2016 from $576.1 million at December 31, 2015 as new loan originations, primarily residential mortgage and commercial real estate loan originations, exceeded loan repayments, prepayments and foreclosures. The increase in other assets was primarily attributable to a $10.0 million investment in general account bank owned life insurance during the second quarter of 2016 and $4.1 million in securities sold but not settled at September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015

Loans originated:
Commercial:
Commercial mortgage	$12,295	$20,333	$56,772	$62,412
Construction and land development	13,279	3,833	26,662	18,361
Commercial and industrial	3,458	9,889	17,463	15,019
Non-commercial:
Residential mortgage	26,161	22,892	60,875	71,250
Construction and land development	10,618	9,397	31,265	26,721
Revolving mortgage	7,624	10,008	19,041	27,307
Consumer	81	351	271	15,112
Total loans originated	$73,516	$76,703	$212,349	$236,182

Loan principal payments, prepayments and payoffs	$63,211	$40,662	$146,056	$127,693

Residential mortgage loans sold	$20,060	$22,919	$48,660	$60,503

Nonperforming Assets. Nonperforming assets totaled $6.0 million, or 0.75% of total assets, at September 30, 2016 compared to $8.2 million, or 1.05% of total assets, at December 31, 2015. Nonperforming assets included $1.2 million in nonperforming loans and $4.8 million in foreclosed real estate at September 30, 2016 compared to $2.5 million and $5.6 million, respectively, at December 31, 2015.

Nonperforming loans decreased $1.3 million and were $1.2 million, or 0.21% of total loans, at September 30, 2016 compared to $2.5 million, or 0.44% of total loans, at December 31, 2015.  Commercial mortgage nonperforming loans decreased $818,000, and residential and revolving nonperforming mortgage loans decreased $543,000 for the first nine months of 2016.  Performing troubled debt restructurings (“TDRs”) decreased $119,000, or 2.6%, when comparing the same periods. Total performing TDRs and nonperforming assets decreased $2.3 million, or 18.1%, to $10.4 million, or 1.31% of total assets, at September 30, 2016 from $12.7 million, or 1.63% of total assets, at December 31, 2015.

At September 30, 2016, nonperforming loans included four residential mortgage loans that totaled $731,000, three revolving home equity loans that totaled $229,000, four commercial and industrial loans that totaled $200,000, one consumer loan in the amount of $42,000, and two construction and land development loans that totaled $35,000.  As of September 30, 2016, the nonperforming loans had specific reserves totaling $92,000. TDRs were $4.6 million at September 30, 2016 and $5.5 million at December 31, 2015.  There were no additions to TDRs during the nine months ended September 30, 2016.  At September 30, 2016, $4.4 million of the $4.6 million TDRs were performing.

Foreclosed real estate at September 30, 2016 included seven properties with a total recorded amount of $4.8 million compared to six properties with a total recorded amount of $5.6 million at December 31, 2015. During the nine months ended September 30, 2016, two new properties totaling $663,000 were added to foreclosed real estate, while one property in the amount of $685,000 was sold with an additional loss of $2,000.  In addition, during the nine months ended September 30, 2016, the Bank sold four of its residential lots in a mixed-use lot subdivision for net proceeds of $139,000 and one unit in a mixed-use condominium for net proceeds of $701,000.  The Bank recorded $18,000 in additional loss provisions on foreclosed real estate during the first nine months of 2016, and there were no capital additions during the period.

Liabilities. Total deposits increased $11.7 million, or 1.9%, to $642.6 million at September 30, 2016 from $630.9 million at December 31, 2015.  During the nine months ended September 30, 2016, we continued our focus on core deposit growth, from which we exclude certificates of deposit.  Core deposits increased $15.2 million, or 3.1%, to $510.8 million at September 30, 2016 from $495.6 million at December 31, 2015.

Commercial checking and money market accounts increased $16.3 million, or 11.1%, to $163.3 million at September 30, 2016 from $147.0 million at December 31, 2015, reflecting expanded sources of lower cost funding.  Our efforts to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects our commitment to establishing diversified relationships with business clients.

Certificates of deposit decreased to $131.8 million at September 30, 2016 from $135.3 million at December 31, 2015 as we continued our focus on core deposit growth in addition to increasing longer term brokered deposits by $6.4 million since December 31, 2015.  Accounts payable and other liabilities decreased $3.3 million, or 27.9%, to $8.6 million at September 30, 2016 from $11.9 million at December 31, 2015.  The decrease in accounts payable and other liabilities at September 30, 2016 was primarily attributable to a $4.8 million contribution to the Bank’s employee pension plan during the third quarter.  At September 30, 2016, $4.5 million in investment securities were purchased but not settled.

Results of Operations for the Three Months Ended September 30, 2016 and 2015

Overview.  Net income was $1.7 million, or $0.48 per diluted share, for the quarter ended September 30, 2016 compared to net income of $1.1 million, or $0.28 per diluted share, for the quarter ended September 30, 2015. Net interest income increased $529,000, which was the result of a $523,000 increase in total interest and dividend income and a $6,000 decrease in interest expense.  The recovery of loan losses was $92,000 for the third quarter of 2016 compared to a provision for loan losses of $191,000 for the same period of 2015, primarily due to continued improvement in asset quality and a decline in loan volume during the quarter. Noninterest income increased $206,000 and noninterest expenses increased $24,000 during the third quarter of 2016 compared to the third quarter of 2015. Noninterest income increased for the third quarter of 2016 primarily due to the increase in income from loan prepayment fees and from investment in bank owned life insurance.  Noninterest expenses increased slightly, primarily in data processing fees and advertising expenses. The income tax provision increased $411,000 for the quarter ended September 30, 2016 compared to the same quarter of 2015.

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change

Interest and dividend income	$6,982	$6,459	$523	8.1%
Interest expense	871	877	(6)	-0.7%
Net interest income	6,111	5,582	529	9.5%
Provision for (recovery of) loan losses	(92)	191	(283)	-148.2%
Net interest income after provision for (recovery of) loan losses	6,203	5,391	812	15.1%
Noninterest income	2,290	2,084	206	9.9%
Noninterest expenses	5,861	5,837	24	0.4%
Income before income tax provision	2,632	1,638	994	60.7%
Income tax provision	907	496	411	82.9%
Net income	1,725	1,142	583	51.1%

Net Interest Income.  Net interest income increased by $529,000, or 9.5%, to $6.1 million for the three months ended September 30, 2016 compared to $5.6 million for the three months ended September 30, 2015. Total interest and dividend income increased $523,000, or 8.1%, to $7.0 million for the three months ended September 30, 2016 from $6.5 million for the three months ended September 30, 2015, primarily as a result of an increase of $35.6 million in average loan balances and a 15 basis point increase in the average yield on loans.  Interest on investment securities decreased $76,000, attributable to a $27.4 million decrease in the average balance of investment securities primarily to fund loan growth, which was partially offset by a 24 basis point increase in the average yield earned on the investment portfolio. Interest expense decreased $6,000, or 0.7%, to $871,000 for the three months ended September 30, 2016 from $877,000 for the three months ended September 30, 2015, primarily due to a $15.5 million decrease in the average balances of certificates of deposit and a decrease in rates paid on NOW and money market accounts, which were partially offset by increases in the average balances of other deposits and an increase of 8 basis points in the average rate paid on certificates of deposits.  When comparing these same three-month periods, average noninterest-bearing deposits grew $11.7 million, or 10.0%, which contributed to minimizing deposit interest expense while deposit funding grew.

Interest income on loans increased $579,000, or 10.0%, to $6.3 million during the three months ended September 30, 2016, primarily due to an increase in average outstanding loans of $35.6 million, or 6.3%. Loan originations decreased $3.2 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily due to lower originations of commercial loans, and residential mortgage loan sales decreased by $2.9 million. Loan principal repayments increased $22.5 million to $63.2 million for the three months ended September 30, 2016 from $40.7 million for the three months ended September 30, 2015. The average balance of the investment portfolio decreased $27.3 million, or 19.7%, to $111.6 million for the three months ended September 30, 2016 as securities were sold to fund loan originations, repurchases of the Company’s common stock and contributions to the Bank’s employee pension plan that occurred during the third quarter of 2016.

Provision for Loan Losses. The recovery of loan losses was $92,000 for the three months ended September 30, 2016 compared to a provision for loan losses of $191,000 for the three months ended September 30, 2015.  The decrease in the provision for loan losses for the third quarter of 2016 was primarily due to continued improvement in asset quality and a decline in loan volume since the second quarter of 2016. The allowance for loan losses totaled $6.5 million, or 1.08% of total loans, at September 30, 2016 compared to $6.3 million, or 1.09% of total loans, at December 31, 2015. We charged off $43,000 in loans during the three months ended September 30, 2016 compared to $46,000 during the three months ended September 30, 2015.

Noninterest Income. Noninterest income increased $206,000, or 9.9%, to $2.3 million for the three months ended September 30, 2016 from $2.1 million for the three months ended September 30, 2015. Factors that contributed to the increase in noninterest income during the 2016 quarterly period included increases of $174,000 in collected loan fees, $87,000 in income from investment in bank owned life insurance, and $38,000 in deposit and other service charge income, which were partially offset by decreases of $55,000 in gains realized from the sale of investment securities and $36,000 in income from debit card services. Increased income on deposit and other fees primarily related to ATM and overdraft fees.

Noninterest Expenses.  Noninterest expenses increased $24,000, or 0.4%, to $5.9 million for the three months ended September 30, 2016 from $5.8 million for the three months ended September 30, 2015. The increase for the third quarter of 2016 was primarily due to increases of $89,000 in data processing fees, $46,000 in advertising and $33,000 in recruiting expenses, which were partially offset by decreases of $69,000 in compensation and employee benefits, $32,000 in loan expenses and $31,000 in deposit insurance premiums. The decrease in compensation and employee benefits was primarily attributable to lower employee compensation expenses.

Income Tax Provision. Income tax provision increased $411,000 to $907,000 for the three months ended September 30, 2016 from $496,000 for the three months ended September 30, 2015, primarily due to an increase in pre-tax income. The effective tax rate was 34.46% for the three months ended September 30, 2016 compared to 30.28% for the three months ended September 30, 2015, with the increase primarily resulting from a decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2016 compared to 2015.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Overview. Net income was $4.5 million, or $1.23 per diluted common share, for the nine months ended September 30, 2016, compared to $2.6 million, or $0.65 per diluted common share, for the nine months ended September 30, 2015.  Income before income taxes increased $3.1 million in 2016, primarily due to an increase of $1.6 million in net interest income, an increase of $1.2 million in noninterest income, a decrease of $360,000 in noninterest expenses and a decrease of $39,000 in provision for loan losses.

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	$ Change	% Change

Interest and dividend income	$20,414	$18,902	$1,512	8.0%
Interest expense	2,569	2,618	(49)	-1.9%
Net interest income	17,845	16,284	1,561	9.6%
Provision for loan losses	411	450	(39)	-8.7%
Net interest income after provision for loan losses	17,434	15,834	1,600	10.1%
Noninterest income	6,815	5,662	1,153	20.4%
Noninterest expenses	17,259	17,619	(360)	-2.0%
Income before income tax provision	6,990	3,877	3,113	80.3%
Income tax provision	2,448	1,248	1,200	96.2%
Net income	4,542	2,629	1,913	72.8%

Net Interest Income. Net interest income increased by $1.5 million, or 9.6%, to $17.8 million for the nine months ended September 30, 2016 compared to $16.3 million for the nine months ended September 30, 2015.  Interest income on loans increased $1.5 million, primarily resulting from a $48.0 million increase in average loan balances and a 1 basis point increase in the average yield on loans.  Interest on investment securities decreased $53,000, attributable to an $18.3 million decrease in the average balance of investment securities primarily to fund loan growth, which was partially offset by a 29 basis point increase in the average yield earned on the investment portfolio. Interest expense decreased $49,000, or 1.9%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The lower interest expense was primarily attributable to $19.6 million in lower average balances of certificates of deposit, as well as an average rate reduction of 1 basis point on total interest-bearing deposits. The decrease in average balances of certificates of deposit was partially offset by higher average balances of NOW, money market and savings accounts. For the same comparable nine-month periods, average noninterest-bearing deposits grew $13.8 million, or 13.0%, which contributed to the reduction of deposit interest expense while deposit funding grew.

Provision for Loan Losses. The Company recorded a provision for loan losses in the amount of $411,000 for the nine months ended September 30, 2016 compared to $450,000 for the nine months ended September 30, 2015. The Company charged off $311,000 in loans for the first nine months of 2016 compared to $435,000 for the first nine months of 2015.  The decrease in the nine-month provision for loan losses was primarily due to continued improvement in asset quality and slower growth in loans.

Noninterest Income.  Noninterest income increased $1.1 million, or 20.4%, to $6.8 million for the nine months ended September 30, 2016 from $5.7 million for the nine months ended September 30, 2015. Factors that contributed to the increase in noninterest income during the 2016 period included increases of $918,000 in gains realized from the sale of investment securities, $234,000 in deposit and other service charge income, $101,000 in collected loan fees and $96,000 in income from an investment in bank owned life insurance, which were partially offset by a decrease of $141,000 in mortgage banking income. Increased income on deposit and other fees primarily related to retail checking accounts. The decrease in mortgage banking income was attributable to lower volumes of residential mortgage loans originated and sold during the 2016 period.

Noninterest Expenses. Noninterest expenses decreased $360,000, or 2.0%, to $17.3 million for the nine months ended September 30, 2016 from $17.6 million for the nine months ended September 30, 2015. The lower 2016 noninterest expenses primarily reflected decreases of $173,000 in salaries and employee benefits, $168,000 in loan expenses, $84,000 in mortgage software expenses, $77,000 in deposit insurance premiums, $43,000 in indirect auto loan dealer expenses and $39,000 in foreclosed property expenses, which were partially offset by increases of $204,000 in data processing fees and $69,000 in professional and outside services primarily due to revenue enhancement consulting fees.

Income Tax Provision. Income tax expense increased by $1.2 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to an increase in pre-tax income. The effective tax rate was 35.02% for the nine months ended September 30, 2016 compared to 32.19% for the nine months ended September 30, 2015, with the increase primarily resulting from a decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2016 compared to 2015.

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

	For The Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance (1)	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$42,815	$54	0.50%	$50,036	$32	0.25%
Loans receivable	600,192	6,341	4.20%	564,562	5,762	4.05%
Investment securities	59,355	385	3.41%	66,741	421	3.31%

Mortgage-backed and similar securities	52,195	171	1.30%	72,182	211	1.16%
Other interest-earning assets	2,829	31	4.36%	2,807	33	4.66%
Total interest-earning assets	757,386	6,982	3.73%	756,328	6,459	3.46%
Allowance for loan losses	(6,569)			(6,164)
Noninterest-earning assets	46,016			41,820

Total assets	$796,833			$791,984

Liabilities and equity

NOW accounts	$157,551	49	0.12%	$152,710	55	0.14%
Money market accounts	168,626	74	0.17%	165,809	76	0.18%
Savings accounts	54,046	13	0.10%	46,877	11	0.09%
Certificates of deposit	132,607	241	0.72%	148,123	240	0.64%
Total interest-bearing deposits	512,830	377	0.29%	513,519	382	0.30%
Overnight and short-term borrowings	300	-	0.00%	159	-	0.00%
Federal Home Loan Bank advances	50,000	494	3.93%	50,000	495	3.93%
Total interest-bearing liabilities	563,130	871	0.62%	563,678	877	0.62%
Noninterest-bearing deposits	128,930			117,214
Other noninterest-bearing liabilities	13,081			13,279
Total liabilities	705,141			694,171

Total equity	91,692			97,813

Total liabilities and equity	$796,833			$791,984

Net interest income		$6,111			$5,582

Interest rate spread			3.11%			2.84%
Net interest margin			3.28%			3.00%

Average interest-earning assets to average interest-bearing liabilities	134.50%			134.18%

(1)	Certain amounts for prior periods were reclassified to conform to the September 30, 2016 presentation. The reclassifications had no effect on net income or equity as previously reported.

	For The Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance (1)	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$32,990	$124	0.50%	$52,166	$104	0.27%
Loans receivable	599,227	18,484	4.12%	551,179	16,947	4.11%
Investment securities	57,823	1,141	3.48%	57,622	1,038	3.18%
Mortgage-backed and similar securities	60,434	563	1.24%	78,915	719	1.22%
Other interest-earning assets	2,868	102	4.75%	2,834	94	4.43%
Total interest-earning assets	753,342	20,414	3.68%	742,716	18,902	3.46%
Allowance for loan losses	(6,546)			(6,109)
Noninterest-earning assets	40,432			41,820

Total assets	$787,228			$778,427

Liabilities and equity

NOW accounts	$157,352	153	0.13%	$152,548	162	0.14%
Money market accounts	168,975	221	0.17%	161,322	216	0.18%
Savings accounts	52,210	37	0.09%	45,091	32	0.09%
Certificates of deposit	132,111	682	0.69%	151,684	739	0.65%
Total interest-bearing deposits	510,648	1,093	0.29%	510,645	1,149	0.30%
Overnight and short-term borrowings	881	2	0.30%	585	-	0.00%
Federal Home Loan Bank advances	50,000	1,474	3.94%	50,000	1,469	3.93%
Total interest-bearing liabilities	561,529	2,569	0.61%	561,230	2,618	0.62%
Noninterest-bearing deposits	120,676			106,834
Other noninterest-bearing liabilities	12,774			13,513
Total liabilities	694,979			681,577

Total equity	92,249			96,850

Total liabilities and equity	$787,228			$778,427

Net interest income		$17,845			$16,284

Interest rate spread			3.07%			2.84%
Net interest margin			3.23%			2.99%
Average interest-earning assets to average interest-bearing liabilities	134.16%			132.34%

(1)	Certain amounts for prior periods were reclassified to conform to the September 30, 2016 presentation. The reclassifications had no effect on net income or equity as previously reported.

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

	Three Months Ended September 30, 2016 Compared To The Three Months Ended September 30, 2015			Nine Months Ended September 30, 2016 Compared To The Nine Months Ended September 30, 2015
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(5)	$27	$22	$(48)	$68	$20
Loans receivable	372	207	579	1,482	55	1,537
Investment securities	(48)	12	(36)	4	99	103
Mortgage-backed and similar securities	(63)	23	(40)	(172)	16	(156)
Other interest-earning assets	-	(2)	(2)	1	7	8
Total interest-earning assets	256	267	523	1,267	245	1,512
Interest expense:
NOW accounts	2	(8)	(6)	5	(14)	(9)
Money market accounts	1	(3)	(2)	10	(5)	5
Savings accounts	2	-	2	5	-	5
Certificates of deposit	(27)	28	1	(99)	42	(57)
Total interest-bearing deposits	(22)	17	(5)	(79)	23	(56)
Overnight and short-term borrowings	-	-	-	-	2	2
Federal Home Loan Bank advances	-	(1)	(1)	-	5	5
Total interest-bearing liabilities	(22)	16	(6)	(79)	30	(49)

Net increase in interest income	$278	$251	$529	$1,346	$215	$1,561

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial construction and land development	$35	$-	$35	n/a
Commercial mortgage	-	818	$(818)	-100.0%
Commercial and industrial	200	227	(27)	-11.9%
Total commercial	235	1,045	(810)	-77.5%
Non-commercial:
Residential mortgage	731	1,309	(578)	-44.2%
Revolving mortgage	229	194	35	18.0%
Consumer	42	-	42	n/a
Total non-commercial	1,002	1,503	(501)	-33.3%
Total nonaccruing loans (1)	1,237	2,548	(1,311)	-51.5%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	1,237	2,548	(1,311)	-51.5%

Foreclosed real estate	4,764	5,646	(882)	-15.6%

Total nonperforming assets	6,001	8,194	(2,193)	-26.8%

Performing troubled debt restructurings (2)	4,433	4,552	(119)	-2.6%
Performing troubled debt restructurings and total nonperforming assets	$10,434	$12,746	(2,312)	-18.1%

Allowance for loan losses	$6,464	$6,289

Total loans	$597,935	$576,087

Allowance as a percentage of total loans	1.08%	1.09%
Allowance as a percentage of nonperforming loans	522.55%	246.82%
Total nonperforming loans to total loans	0.21%	0.44%
Total nonperforming loans to total assets	0.16%	0.33%
Total nonperforming assets to total assets	0.75%	1.05%
Performing troubled debt restructurings and total nonperforming assets to total assets	1.31%	1.63%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by allowing interest-only payments on more than a temporary basis, reducing interest rates, forgiving principal, or a combination of these to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $4.6 million at September 30, 2016 and $5.5 million at December 31, 2015. During the nine months ended September 30, 2016, no loans were restructured during the period. At September 30, 2016, $146,000 of the total $4.6 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming assets table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $36,000 and $125,000 for the three- and nine-month periods ended September 30, 2016, respectively, compared to $48,000 and $135,000, respectively, for the comparable periods of 2015.  Interest income of $212,000 and $304,000 related to impaired loans was recognized for the three- and nine-month periods ended September 30, 2016, respectively, compared to $53,000 and $162,000, respectively, for the same periods of 2015.

At September 30, 2016, our nonaccruing loans of $1.2 million, including nonperforming TDRs, were primarily comprised of the following:

●	Commercial Construction and Land Development Loans

○	Two loans to unrelated borrowers for the purchase of land with an aggregate balance of $35,000. As of September 30, 2016, the loans were considered impaired with no specific reserves.

●	Residential Mortgage Loans

○	Seven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $960,000 as of September 30, 2016.

At September 30, 2016, our performing TDRs of $4.4 million included the following:

●	Commercial Mortgage Loans

○
One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of September 30, 2016, the loan was a performing TDR with a balance of $2.9 million that matures in May of 2017. As of September 30, 2016, the loan was considered impaired and had a specific reserve of $13,000.

●	Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.5 million as of September 30, 2016.

Foreclosed properties consisted of the following at the dates indicated.

	September 30, 2016		December 31, 2015
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	6	$4,106	5	$4,941
Residential mortgage	1	658	1	705
Total	7	$4,764	6	$5,646

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Nine Months Ended September 30, 2016

Beginning balance	$5,646
Transfers from loans	663
Loss provisions	(18)
Loss on sale of foreclosed properties	(2)
Net proceeds from sales of foreclosed properties	(1,525)
Ending balance	$4,764

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit.  During 2015, the Bank sold one retail unit and two office units.  During the nine months ended September 30, 2016, the Bank sold one retail unit.  As of September 30, 2016, the adjusted recorded amount was $3.3 million for the remaining six retail units and five office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	September 30, 2016	December 31, 2015	$ Change	% Change

Adversely classified loans:
Substandard	$2,540	$3,976	$(1,436)	-36.1%
Doubtful	-	-	-	0.0%
Total adversely classified loans	2,540	3,976	(1,436)	-36.1%
Special mention loans	22,093	23,400	(1,307)	-5.6%
Total classified and special mention loans	24,633	27,376	(2,743)	-10.0%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$24,633	$27,376	$(2,743)	-10.0%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At September 30, 2016, substandard loans totaling $2.5 million included $1.0 million in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.5 million in performing substandard loans included the following:

●	Commercial Mortgage Loans

○	Two loans to one borrower on two commercial properties located in western North Carolina. As of September 30, 2016, the loans were performing with a total balance of $603,000.

●	Residential Mortgage Loans

○	Nine loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $856,000 as of September 30, 2016.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At September 30, 2016, special mention loans included the Bank’s largest performing TDR commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits.  The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $44.8 million, including $35.2 million in interest-bearing deposits in other banks, of which $30.7 million was on deposit with the Federal Reserve Bank.  Investment securities totaling $106.3 million at September 30, 2016 classified as available-for-sale provided an additional source of liquidity. In addition, at September 30, 2016, we had the ability to borrow a total of approximately $94.1 million from the Federal Home Loan Bank of Atlanta and approximately $8.4 million from the Federal Reserve Bank’s discount window. At September 30, 2016, we had $50.0 million in Federal Home Loan Bank advances outstanding and $6.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At September 30, 2016, we had $202.4 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of September 30, 2016 totaled $63.5 million, or 48.2%, of total certificates of deposit.  We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including new certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At September 30, 2016

Long-term debt obligations	$50,000	$40,000	$10,000	$-	$-
Operating lease obligations	802	237	121	121	323
Total	$50,802	$40,237	$10,121	$121	$323

At December 31, 2015

Long-term debt obligations	$50,000	$-	$50,000	$-	$-
Operating lease obligations	1,074	362	222	121	369
Total	$51,074	$362	$50,222	$121	$369

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for certain bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with $500 million or more in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations ‒ which are organizations with $250 billion or more in total consolidated assets, with $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime.  The new regulatory capital rules became effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions), and all of the requirements in the rules will be fully phased in by January 1, 2019. However, in May 2015, amendments to the Federal Reserve's Small Bank Holding Company Policy Statement (the “SBHC Policy”) became effective which increased the asset size limitation for qualifying bank holding companies under the SBHC Policy from $500 million to $1 billion of total consolidated assets. Bank holding companies which are subject to the SBHC Policy are not subject to compliance with the regulatory capital requirements until they exceed $1 billion in total consolidated assets. As a result, as of September 30, 2016, the Company was not required to comply with the requirements set forth below until such time that its consolidated assets exceed $1 billion or the Federal Reserve determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to the requirements, it is management's belief that it would have been in compliance with such requirements.

The final rule includes certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to the Bank:

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

It is management’s belief that, as of September 30, 2016, the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements Applicable To Banks
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

September 30, 2016

Common equity tier I capital	$95,847	15.92%	$27,097	4.50%	$39,140	6.50%
Tier I leverage capital	95,847	11.97%	32,032	4.00%	40,040	5.00%
Tier I risk-based capital	95,847	15.92%	36,129	6.00%	48,172	8.00%
Total risk-based capital	102,311	16.99%	48,172	8.00%	60,216	10.00%

December 31, 2015

Common equity tier I capital	$94,743	16.66%	$25,587	4.50%	$36,960	6.50%
Tier I leverage capital	94,743	11.87%	31,935	4.00%	39,919	5.00%
Tier I risk-based capital	94,743	16.66%	34,117	6.00%	45,489	8.00%
Total risk-based capital	101,032	17.77%	45,489	8.00%	56,861	10.00%

Asheville Savings Bank, S.S.B.

September 30, 2016

Common equity tier I capital	$90,740	15.07%	$27,089	4.50%	$39,128	6.50%
Tier I leverage capital	90,740	11.35%	31,985	4.00%	39,981	5.00%
Tier I risk-based capital	90,740	15.07%	36,118	6.00%	48,158	8.00%
Total risk-based capital	97,204	16.15%	48,158	8.00%	60,197	10.00%
NC Savings Bank capital	97,204	12.21%	39,811	5.00%	n/a	n/a

December 31, 2015

Common equity tier I capital	$89,183	15.70%	$25,563	4.50%	$36,925	6.50%
Tier I leverage capital	89,183	11.20%	31,848	4.00%	39,810	5.00%
Tier I risk-based capital	89,183	15.70%	34,084	6.00%	45,446	8.00%
Total risk-based capital	95,472	16.81%	45,446	8.00%	56,807	10.00%
NC Savings Bank capital	95,472	12.21%	39,087	5.00%	n/a	n/a

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

For the nine months ended September 30, 2016 and the year ended December 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

	As Of September 30, 2016			Over The Next Twelve Months Ending September 30, 2017
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change in Rates (in Basis Points “BP”):

300 BP	$90,894	$(26,382)	-22.50%	$23,240	$(1,207)	-4.94%
200	101,610	(15,666)	-13.36%	23,883	(564)	-2.31%
100	110,349	(6,927)	-5.91%	24,205	(242)	-0.99%
0	117,276	-	0.00%	24,447	-	0.00%
(100)	115,958	(1,318)	-1.12%	22,496	(1,951)	-7.98%

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended September 30, 2016.  In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Period	Total Number Of Shares Purchased (a)	Average Price Paid Per Common Share (b)	Total Number Of Shares Purchased As Part Of Publicly Announced Programs (c)	Maximum Number Of Shares That May Yet Be Purchased Under The Plan Or Programs (d)
July 1 - July 31, 2016	200,000	$24.62	200,000	-
August 1 -August 31, 2016	-	-	-	-
September 1 - September 30, 2016	-	-	-	-
Total	200,000	$24.62	200,000	-

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

The Company's 2012 Equity Incentive Plan permits the exchange of shares issued upon the exercise of stock options for the surrender of shares currently held by the grant recipient.  During the first nine months of 2016, the Company received 3,153 shares in exchange for the issuance of 5,000 option shares using this exercise method.

The following table sets forth information as of September 30, 2016 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a) (c)

Equity compensation plans approved by security holders	445,500	$16.03	60,355
Equity compensation plans not approved by security holders	–	n/a	–
Total	445,500	$16.03	60,355

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter  ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language):   (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the  Notes to Consolidated Financial Statements.

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

ASB BANCORP, INC.
Registrant

November 8, 2016	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2016	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)