Form 10-K
period 2016-12-31
ASB Bancorp Inc
filed 2017-03-15
CIK 1520300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $82,676,820.

There were 3,788,025 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of February 28, 2017.

Documents Incorporated by Reference:

Portions of the proxy statement for the registrant’s 2017 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

Personnel

At December 31, 2016, the Company had 155 full-time equivalent employees, none of whom is represented by a collective bargaining unit. We believe our relationships with our employees are good.

Operating Strategy

Our primary objective is to operate and grow a profitable community-oriented financial institution serving customers in our primary market areas. We seek to achieve this through the adoption of a business strategy to provide superior financial services with honesty and integrity to help our customers and communities prosper by focusing on our core values while achieving sustainable profitability and reasonable returns to our shareholders. We plan to continue our focus on loan growth in 2017.  We employ senior management with substantial experience in consumer and commercial banking to help us diversify our product offerings and expand our consumer and commercial deposit and lending products, while maintaining high asset quality standards. Our operating strategies include the following:

•	profitable growth of our commercial and small business relationships;

•	profitable growth of our residential mortgage banking;

•	increase efficiencies and productivity bank wide; and

•	cultivate a culture of accountability bank wide.

Profitable growth of our commercial and small business relationships.

Our goal is to grow the number and profitability of business relationships across all product lines, which include loans, deposits, cash management/treasury services, payments, investments/wealth management, residential mortgage and non-bank solutions.  This will necessitate a more focused approach to identifying and targeting specific niches/customer segments.  We will gain a better understanding of products, services, and delivery our target customers value, determination of gaps in our offering, and a plan to close those gaps.  We will attain a better alignment of organization structure, talent, delivery, processes, procedures and technology in addition to marketing strategies to promote growth.

Profitable growth of our residential mortgage banking.

Residential mortgage lending remains an important part of our lending activities. We originate fixed and adjustable-rate residential mortgage loans that are retained in our loan portfolio. However, most of the fixed-rate residential mortgage loans that we originate are sold into the secondary market with servicing released as part of our efforts to reduce our interest rate risk. At December 31, 2016, residential mortgage loans totaled $200.6 million, or 33.2% of our total loan portfolio. Increasing the volume and profitability of single family residential mortgages originated and closed will necessitate an alignment of the Bank’s mortgage banking business model in support of growth goals including: people (talent and leadership), products, processes, acquisition relationships, technology, and back office operations in addition to marketing strategies to promote growth.

Increase efficiencies and productivity bank wide.

We seek to increase our profitability by improving efficiencies and productivity throughout the Bank.  This necessitates right-sizing the Bank’s cost structure for revenue growth by allocating resources in alignment with our strategic priorities.  This will require a laser-like focus that must be embedded in the culture of the Bank, having infrastructure, processes, procedures, technology and the like that makes it easier, simpler, faster and less expensive to conduct business.  We will continue to monitor and evaluate the Bank’s processes, policies, and technology to make it easy for the customer to do business with the Bank – simpler, faster and easier.  This includes facilitating our teams’ abilities to recognize opportunities, delivering on commitments to customers and aligning our overall cost structure with our operating revenues.

Cultivate a culture of accountability bank wide.

We will continue to create a work environment in which employees are engaged and committed to the vision of the Bank and encouraged and rewarded for performing at their highest potential.  This requires a strong performance management program that provides clear direction and expectations to all employees and focuses on performance, empowering employees to take responsibility that is aligned with our core values. We hold employees accountable for performance and we provide career and professional development opportunities for them.

Market Area

We are headquartered in Asheville, North Carolina, which is the county seat of Buncombe County, North Carolina and consider Buncombe, Madison, McDowell, Henderson and Transylvania Counties in Western North Carolina and the surrounding areas to be our primary market area. Asheville is situated in the Blue Ridge Mountains at the confluence of the Swannanoa River and French Broad River and is known for its natural beauty and scenic surroundings. The nearby Great Smoky Mountains National Park and Blue Ridge Parkway are among the more visited parks in the United States. In addition, the Asheville metropolitan area has a vibrant cultural and arts community that parallels that of many larger cities in the United States. It has been referred to as the “Paris of the South,” and The New York Times calls it a “surprisingly cosmopolitan city.”  It is a place that combines local arts and diversity of a city with a friendly, small town feel. Asheville is home to a number of historical attractions, the most prominent of which is the Biltmore Estate, a historic mansion with gardens and the most visited winery in the nation, drawing more than one million tourists each year.  Due to its scenic location and diverse cultural and historical offerings, the Asheville metropolitan area has become a popular destination for tourists, attracting approximately nine million visitors annually, with a direct economic impact of approximately $1.5 billion to our local economy. In addition, affordable housing prices, combined with the region’s favorable climate, scenic surroundings and cultural attractions, have also made the Asheville metropolitan area an increasingly attractive destination for retirees seeking to relocate from other parts of the United States.  In Spring 2016, Southern Business & Development ranked Asheville among the top three “Best Mid-Markets in the South to Relocate Your Headquarters.” The Asheville area was also ranked as the 23rd “Best Overall Area in the United States for Women Entrepreneurs” by GoodCall, and in May 2016 was ranked 3rd out of 18 of the “World’s Best Cities for Millennials” by Matador.  In February 2015, Top Retirements named the area as number one on the 2015 list of “Best Places to Retire,” noting Asheville’s reputation as a great place to retire makes it the standard that all other retirement towns can aspire to be.  Forbes ranked Asheville 40th for the 2016 rankings of U.S. cities as “Best Places for Business and Careers.”  Originally established as a mountain retreat, Asheville now stands as a hub for technology, business innovation and growth, making it an attractive destination for corporate relocation.

The Asheville metropolitan area benefits from a diverse economy, and there is no single employer or industry upon which a significant number of our customers are dependent.  The area has a mix of manufacturing including advanced manufacturing, plastics, metals, textiles, furniture and automotive parts. Agriculture including food processing is a growing segment of the local economy.  Wood product businesses also are prevalent in Western North Carolina.  Biopharmaceutical is also a growing segment of our economy with Jacob Holm and others having a presence in Asheville.  Business services are predominant in the area with financial services, insurance, financial advisors and other professional practices making up a growing and steady part of the economy.  IT/Software is emerging in our economy as well as other Knowledge Based businesses that are attracted to the area due to quality of life and available resources. Asheville is home to more than 16 climate services organizations and the headquarters of National Centers for Environmental Information (NCEI), the world’s largest archive of weather and climate data center of worldwide communication about climate change. The travel and tourism industry as well as entertainment, including performing arts, sports and film production continue to add economic value to the area.  Western North Carolina has a number of manufacturing and technology companies located in the area, including Wilsonart International, Inc., Eaton Corporation, Thermo Fischer Scientific, Plasticard-Locktech International and Arvato Digital Services.  GE Aviation, Linamar Corporation, White Labs Inc., Hi-Wire Brewing, Highland Brewing Company, Wicked Weed Brewing and BorgWarner Inc. are among the companies that expanded in the Asheville area during 2014 and 2015.  Newer industries that moved to the area include American Recycling and brewers New Belgium, Sierra Nevada and Oskar Blues Brewery. The larger breweries and some successful local micro-breweries have spawned new opportunities in the region, which has created jobs and additional exposure for the area.  During 2016, Avadim Technologies, Baldor Electric Company and Burial Beer Co. were among the businesses expanding their facilities in the Asheville area. Furthermore, the region is home to a number of educational organizations, private colleges and large public universities, such as the University of North Carolina at Asheville as well as satellite campuses of Lenoir-Rhyne University, North Carolina State University and Western Carolina University. Mission Health System, a leading employer in the Asheville metropolitan area and the state’s sixth largest health system, has been nationally recognized as one of the nation’s Top 15 Health Systems 2012-2015, the only health system in the nation to receive this recognition four years in a row, and the only health system in North Carolina to achieve Top 15 recognition, and also received the 2016 Culture of Excellence Award.  Mission Health has seven Centers of Excellence:  Cancer, Heart, Mission Children’s Hospital, Neurosciences, Orthopedics, Trauma and Women’s Health.

Over the course of the past year, the tourism industry in the Asheville metropolitan area has improved, which has positively impacted the economy in a number of our local markets, such as Buncombe and Henderson counties, that directly benefit from this industry.  The overall unemployment rate in the Asheville metropolitan area, the lowest in North Carolina, decreased to 4.0% in December 2016 from 4.2% in December 2015, according to statistics published by the State of North Carolina Department of Commerce. Buncombe County also had the lowest county unemployment rate in North Carolina for December 2016 at 3.7%, and for comparative purposes, the reported seasonally adjusted unemployment rates were 5.1% for North Carolina and 4.7% for the United States for December 2016. The Company also considers McDowell County and Transylvania County, which are not included in the unemployment statistics for the Asheville metropolitan area, as part of its primary market area. The December 2016 unemployment rates were 4.6% for McDowell County and 4.9% for Transylvania County according to the State of North Carolina Department of Commerce.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from several financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. At June 30, 2016, which is the most recent date for which deposit market share data is available from the Federal Deposit Insurance Corporation, we held approximately 9.96% of the deposits in Buncombe County, North Carolina, 3.31% of the deposits in

Henderson County, North Carolina, 23.79% of the deposits in Madison County, North Carolina, 17.86% of the deposits in McDowell County, North Carolina and 4.57% of the deposits in Transylvania County, North Carolina. This data does not reflect deposits held by credit unions with which we also compete. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Some of these institutions are larger than us and, therefore, have greater resources.

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

One-to-Four Family Residential Loans. At December 31, 2016, we had $200.6 million in one-to-four and multi-family residential loans, which represented 33.2% of our total loan portfolio, of which $200.0 million were performing in accordance with their original terms. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes located in our primary market area.

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

At December 31, 2016, our largest residential mortgage loan had an outstanding balance of $3.0 million and was performing in accordance with its original terms.

Commercial Mortgage Loans. We offer fixed- and adjustable-rate mortgage loans secured by non-residential real estate, which we refer to as commercial mortgage loans. At December 31, 2016, commercial mortgage loans totaled $241.1 million, or 39.9% of our total loan portfolio, all of which were performing in accordance with their terms. Our commercial mortgage loans are generally secured by commercial, industrial, manufacturing, small to moderately-sized office, retail, hotel, hospital and church properties located in our primary market area. Although we have historically made commercial mortgage loans that are secured by both owner-occupied and nonowner-occupied properties, we continue to emphasize the origination of commercial mortgage loans that are secured by owner-occupied properties. At December 31, 2016, $76.8 million, or 31.9%, of our commercial real estate loans were secured by owner-occupied properties.

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

At December 31, 2016, our largest commercial mortgage loan relationship consisted of ten loans and one line of credit to five different entities. The loans have personal guarantees from the owners and are secured by nine separate income producing commercial rental properties. The collateral properties range from office and retail to industrial warehouse located in Asheville, North Carolina with a total outstanding balance of $10.6 million.  The loans are performing in accordance to their original loan terms.

Construction and Land Development Loans. We have originated construction and land development loans for commercial properties, such as retail shops and office units, and multi-family properties. At December 31, 2016, commercial construction and land development loans totaled $27.8 million, which represented 4.6% of our total loan portfolio, all of which were performing in accordance with their terms. Typically commercial construction loans are for a term of 12 to 24 months with interest payable monthly and are generally followed by a permanent loan with monthly principal and interest payments.  Commercial construction loans generally require a maximum loan-to-value ratio of 80% and land development loans generally require a maximum loan-to-value ratio of 75%.

We also originate residential construction and land development loans for one-to-four family homes.  At December 31, 2016, residential construction and land development loans totaled $20.8 million, which represented 3.4% of our total loan portfolio, all of which were performing in accordance with their terms. Residential construction loans are typically for a term of 12 months with interest payable monthly, and are generally followed by an automatic conversion to a 15-year or 30-year permanent loan with monthly payments of principal and interest.  Residential construction loans are generally made only to homeowners and the repayment of such loans generally comes from the proceeds of a permanent mortgage loan for which a commitment is typically in place when the construction loan is originated.  We generally require a maximum loan-to-value ratio of 80% for all construction loans unless Private Mortgage Insurance is obtained to allow for higher loan-to-value ratios.

Interest rates on all construction loans are generally tied to an index plus an applicable spread and funds are disbursed on a percentage-of-completion basis following an inspection by a third party inspector.

We also selectively originate loans to individuals and developers for the purpose of developing vacant land in our primary market area, typically for building an individual’s future residence or, in the case of a developer, residential subdivisions. Land development loans, which are offered for terms of up to 18 months, are generally indexed either to the prime rate as reported in The Wall Street Journal or to LIBOR, plus an applicable margin. We generally require a maximum loan-to-value ratio of 75% of the discounted market value based upon expected cash flows upon completion of the project. We also originate loans to individuals secured by undeveloped land held for investment purposes. These loans are typically amortized for no more than fifteen years with a three- or five-year balloon payment. At December 31, 2016, our largest commercial land development loan had an outstanding balance of $207,000, which was performing in accordance with its terms.

Revolving Mortgages and Consumer Loans. We offer revolving mortgage loans, which consist of home equity loans and lines of credit, and various consumer loans, including automobile loans and loans secured by deposits. At December 31, 2016, revolving mortgage loans totaled $66.9 million, or 11.1% of our total loan portfolio, of which $66.5 million were performing in accordance with their terms, and consumer loans totaled $22.8 million, or 3.8% of our total loan portfolio, substantially all of which were performing in accordance with their terms. Our revolving mortgage loans consist of both home equity loans with fixed-rate amortizing terms of up to 15 years and adjustable rate lines of credit with interest rates indexed either to the prime rate as published in The Wall Street Journal or to LIBOR, plus or minus an applicable margin. At December 31, 2016, our largest outstanding revolving mortgage loan balance was $714,000, which was performing in accordance with its terms. Consumer loans typically have shorter maturities and higher interest rates than traditional one-to-four family lending. In most cases, we do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. During 2015, we discontinued the indirect origination of automobile loans through local dealers, although we continue to offer loans secured by motor vehicles directly to consumers.

Commercial and Industrial Loans. We typically offer commercial and industrial loans to small businesses located in our primary market area. At December 31, 2016, commercial and industrial loans totaled $23.8 million, which represented 3.9% of our total loan portfolio, substantially all of which were performing. Commercial and industrial loans consist of floating rate loans indexed either to the prime rate as published in The Wall Street Journal or to LIBOR, plus an applicable margin and fixed rate loans for terms of up to 10 years, depending on the useful life and type of collateral. Our commercial and industrial loan portfolio consists primarily of loans that are secured by equipment, accounts receivable and inventory, but also includes a smaller amount of unsecured loans for purposes of financing expansion or providing working capital for general business purposes. Key loan terms vary depending on the collateral, the borrower’s financial condition, credit history and other relevant factors. At December 31, 2016, our largest commercial and industrial relationship had an outstanding balance of $5.2 million, was secured by a blanket first lien on all business assets, including accounts receivable, inventory, furniture, fixtures and equipment, in addition to an assignment of insurance on the owner’s life. The loan was performing in accordance with its terms.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is generally limited by regulation to 15% of the Bank’s unimpaired capital and surplus.  At December 31, 2016, our regulatory limit on loans to one borrower was $14.1 million. At that date, our largest lending relationship consisted of ten loans and one line of credit to five different entities. The loans have personal guarantees from the owners and are secured by nine separate income producing commercial rental properties. The collateral properties range from office and retail to industrial warehouse located in Asheville, North Carolina with a total outstanding balance of $10.6 million.  The loans are performing in accordance to their original loan terms.

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

At December 31, 2016, our investment portfolio consisted primarily of mortgage-backed securities, U.S. government and agency securities, securities issued by government sponsored enterprises and securities issued by state and local governments. We do not currently invest in trading account securities.

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

Financial Services

The Bank has an agreement with LPL Financial LLC (“LPL”), a third-party registered broker-dealer, through which the Bank offers its customers, under the brand of Asheville Savings Investment Services, a complete range of nondeposit investment products, including mutual funds, debt, equity and government securities, retirement accounts, insurance products and fixed and variable annuities.  Pursuant to the agreement with LPL, the Bank received fees of $243,000, $217,000 and $268,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act was signed into law in July 2010. The Dodd-Frank Act impacts financial institutions in numerous ways, including, among others:

•	The creation of a Financial Stability Oversight Council responsible for monitoring and managing systemic risk;

•	Granting additional authority to the Federal Reserve to regulate certain types of nonbank financial companies;

•	Granting new authority to the FDIC as liquidator and receiver;

•	Changing the manner in which deposit insurance assessments are made;

•	Requiring regulators to modify capital standards;

•	Establishing the Consumer Financial Protection Bureau (the “CFPB”);

•	Capping interchange fees that banks with total assets of $10 billion or more charge merchants for debit card transactions;

•	Imposing more stringent requirements on mortgage lenders; and

•	Limiting banks’ proprietary trading activities.

There are many provisions in the Dodd-Frank Act mandating regulators to adopt new regulations and conduct studies upon which future regulation may be based. While some have been issued, many remain to be issued. Governmental intervention and new regulations could materially and adversely affect our business, financial condition and results of operations.

Basel Capital Standards

Regulatory capital rules released by the federal bank regulatory agencies in July 2013 to implement capital standards, referred to as Basel III and developed by an international body known as the Basel Committee on Banking Supervision, impose higher minimum capital requirements for bank holding companies and banks. The rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations ‒ which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted in to the Basel II capital regime.  The new regulatory capital rules began to phase in on January 1, 2015 for the Company and the Bank,  and all of the requirements in the rules will be fully phased in by January 1, 2019.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  As of January 1, 2017, our conservation buffers were 11.04% for common equity Tier 1 capital, 9.54% for Tier 1 capital and 9.77% for total capital.

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

It is management’s belief that, as of December 31, 2016, the Company and the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

Volcker Rule

Section 619 of the Dodd-Frank Act, known as the “Volcker Rule,” prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.”  Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity’s own account.  Funds subject to the ownership and sponsorship prohibition are those not required to register with the SEC because they have only accredited investors or no more than 100 investors. In December 2013, the federal banking agencies, together with the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule.  The Volcker Rule does not have a material effect on our operations as we do not engage in proprietary trading or own or sponsor covered funds.  The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

Federal Banking Regulations

Capital Requirements.  In July 2013, the federal bank regulatory agencies issued new regulatory capital rules that impose higher minimum capital requirements for banks and bank holding companies.  The new regulatory capital rules, which include  certain new and higher risk-based capital and leverage requirements than those in place, began to phase in on January 1, 2015 for the Company and the Bank, and all of the requirements in the rules will be fully phased in by January 1, 2019.  See “Regulation and Supervision – Basel Capital Standards” for further information.

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

Prompt Corrective Regulatory Action. As an insured depository institution, the Bank is required to comply the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences.  Under these regulations, the categories are:

•
Well Capitalized –  The institution exceeds the required minimum level for each relevant capital measure. A well capitalized institution (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, (iv) has a leverage capital ratio of 5% or greater, and (v) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•
Adequately Capitalized –  The institution meets the required minimum level for each relevant capital measure.  No capital distribution may be made that would result in the institution becoming undercapitalized.  An adequately capitalized institution (i) has a total risk-based capital ratio of 8% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, and (iv) has a leverage capital ratio of 4% or greater.

•
Undercapitalized –  The institution fails to meet the required minimum level for any relevant capital measure.  An undercapitalized institution (i) has a total risk-based capital ratio of less than 8%, (ii) has a Tier 1 risk-based capital ratio of less than 6%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 4.5%, or (iv) has a leverage capital ratio of less than 4%.

•
Significantly Undercapitalized –  The institution is significantly below the required minimum level for any relevant capital measure.  A significantly undercapitalized institution (i) has a total risk-based capital ratio of less than 6%, (ii) has a Tier 1 risk-based capital ratio of less than 4%, (iii) has a common equity Tier 1 risk-based capital ratio of less than 3%, or (iv) has a leverage capital ratio of less than 3%.

•
Critically Undercapitalized –  The institution fails to meet a critical capital level set by the appropriate federal banking agency.  A critically undercapitalized institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

If the applicable federal regulator determines, after notice and an opportunity for hearing, that the institution is in an unsafe or unsound condition, the regulator is authorized to reclassify the institution to the next lower capital category (other than critically undercapitalized) and require the submission of a plan to correct the unsafe or unsound condition.

If the institution is not well capitalized, it cannot accept brokered deposits without prior FDIC approval. Even if approved, rate restrictions will govern the rate the institution may pay on the brokered deposits. In addition, a bank that is undercapitalized cannot offer an effective yield in excess of 75 basis points over the “national rate” paid on deposits (including brokered deposits, if approval is granted for the bank to accept them) of comparable size and maturity. The “national rate” is defined as a simple average of rates paid by insured depository institutions and branches for which data are available and is published weekly by the FDIC. Institutions subject to the restrictions that believe they are operating in an area where the rates paid on deposits are higher than the “national rate” can use the local market to determine the prevailing rate if they seek and receive a determination from the FDIC that it is operating in a high-rate area. Regardless of the determination, institutions must use the national rate to determine conformance for all deposits outside their market area.

Moreover, if the institution becomes less than adequately capitalized, it must adopt a capital restoration plan acceptable to the FDIC. The institution also would become subject to increased regulatory oversight, and is increasingly restricted in the scope of its permissible activities. Each company having control over an undercapitalized institution also must provide a limited guarantee that the institution will comply with its capital restoration plan. Except under limited circumstances consistent with an accepted capital restoration plan, an undercapitalized institution may not grow. An undercapitalized institution may not acquire another institution, establish additional branch offices or engage in any new line of business unless it is determined by the appropriate federal banking agency to be consistent with an accepted capital restoration plan, or unless the FDIC determines that the proposed action will further the purpose of prompt corrective action. The appropriate federal banking agency may take any action authorized for a significantly undercapitalized institution if an undercapitalized institution fails to submit an acceptable capital restoration plan or fails in any material respect to implement a plan accepted by the agency. A critically undercapitalized institution is subject to having a receiver or conservator appointed to manage its affairs and for loss of its charter to conduct banking activities.

An insured depository institution may not pay a management fee to a bank holding company controlling that institution or any other person having control of the institution if, after making the payment, the institution would be undercapitalized. In addition, an institution cannot make a capital distribution, such as a dividend or other distribution, that is in substance a distribution of capital to the owners of the institution if following such a distribution the institution would be undercapitalized.

As of December 31, 2016, the Bank was deemed to be “well capitalized.”

Transactions with Affiliates. The Company is a legal entity separate and distinct from the Bank.  Various legal limitations restrict the Bank from lending or otherwise supplying funds to the Company or its non-bank subsidiaries. The Company and the Bank are subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W.

Section 23A of the Federal Reserve Act places limits on the amount of loans or extensions of credit by a bank to any affiliate, including its holding company, and on a bank’s investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of any affiliates of the bank.  Section 23A also applies to derivative transactions, repurchase agreements, and securities lending and borrowing transactions that cause a bank to have credit exposure to an affiliate.  The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of the Bank’s capital and surplus. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. The Bank is forbidden to purchase low quality assets from an affiliate.

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

In some circumstances, approval of an extension of credit to an insider must be approved by a majority of the disinterested directors. Extensions of credit to any one insider are capped at 10% of a bank’s unimpaired capital and unimpaired surplus, with an additional 10% for loans secured by readily marketable collateral. Extensions of credit to all insiders are capped at 100% of unimpaired capital and unimpaired surplus.

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

FDIC deposit assessments are currently based on an institution’s average consolidated total assets minus average tangible equity as opposed to total deposits. Since the current base is much larger than the previous base, the FDIC lowered assessment rates so that the total amount of revenue collected from the industry would not be significantly altered. These adjustments are expected to benefit smaller financial institutions, which typically rely more on deposits for funding, and shift more of the burden for supporting the insurance fund to larger institutions, which have greater access to non-deposit sources of funding. The Bank’s 2016 FDIC insurance cost decreased approximately $179,000 primarily as a result of these changes.

Federal Home Loan Bank System. Asheville Savings is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. Asheville Savings, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. At December 31, 2016, Asheville Savings complied with this requirement with an investment in FHLB of Atlanta stock of $2.8 million.

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

Federal Reserve System

The FRB regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (“NOW”) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts greater than $15.2 million and less than $110.2 million; a 10% reserve ratio is assessed on net transaction accounts greater than $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the FRB) are exempted from the reserve requirements. The amounts are adjusted annually. Asheville Savings complies with the foregoing requirements.

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

FEDERAL AND STATE TAXATION

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The Bank’s federal income tax returns were examined for 2008, 2009 and 2010. For its 2016 and 2015 calendar years, the Company’s maximum marginal federal income tax rate was 34%.

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

State Taxation

North Carolina. North Carolina imposes corporate income and franchise taxes. North Carolina’s corporate income tax was 4% for 2016 for the portion of a corporation’s net income allocable to the state. If a corporation in North Carolina does business in North Carolina and in one or more other states, North Carolina taxes a fraction of the corporation’s income based on the amount of sales, payroll and property it maintains within North Carolina.  Effective for tax years beginning on or after January 1, 2014, North Carolina’s corporate income tax rate decreased to 6% from 6.9%.  Effective for tax years beginning on or after January 1, 2015, North Carolina’s corporate income tax rate decreased to 5% from 6.%.  Effective for tax years beginning on or after January 1, 2016, North Carolina’s corporate income tax rate decreased to 4% from 5%.  Effective for tax years beginning on or after January 1, 2017, North Carolina’s corporate income tax rate decreased to 3% from 4%.  Reductions in North Carolina’s corporate income tax rates have the effect of reducing income taxes on current taxable income, but such reductions also have the effect of increasing income taxes on deferred tax assets that represent tax deductions deferred to future periods because the Federal income tax benefits from the state income taxes attributable to the deferred deductions are lower.  North Carolina franchise tax is levied on business corporations at the rate of $1.50 per $1,000 of the largest of the following three alternate bases: (i) the amount of the corporation’s capital stock, surplus and undivided profits apportionable to the state; (ii) 55% of the appraised value of the corporation’s property in the state subject to local taxation; or (iii) the book value of the corporation’s real and tangible personal property in the state less any outstanding debt that was created to acquire or improve real property in the state.

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

When we loan money we incur the risk that our borrowers will not repay their loans. We provide for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of loan losses inherent in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount recorded in our allowance for loan losses. In addition, we might increase the allowance because of changing economic conditions. For example, in a rising interest rate environment, borrowers with adjustable-rate loans could see their payments increase. There may be a significant increase in the number of borrowers who are unable or unwilling to repay their loans, resulting in our charging off more loans and increasing our allowance. Furthermore, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high combined loan-to-value ratios. Downturns in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our primary regulators, the FDIC and the NCCoB, as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the

FDIC and/or the NCCoB after a review of the information available at the time of their examination. Our allowance for loan losses amounted to $6.5 million and $6.3 million, or 1.08% and 1.09% of total loans outstanding and 646.64% and 246.82% of nonperforming loans, at December 31, 2016 and 2015, respectively. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would decrease our earnings. In addition, at December 31, 2016, we had 84 loan relationships with outstanding balances that exceeded $1 million, all of which were performing according to their original terms. The deterioration of one or more of these loan relationships could result in a significant increase in our nonperforming loans and our provision for loan losses, which would negatively impact our results of operations.

Our commercial lending activities exposed us to losses in recent recessionary periods and our continued emphasis on commercial lending may expose us to future lending risks.

Our emphasis on commercial mortgage, commercial construction and commercial land development loans exposed us to losses as the recent economic recession has adversely affected many businesses and developers in our market area. We are continuing to emphasize our commercial mortgage and commercial and industrial lending activities.  At December 31, 2016, 31.9% of our commercial real estate loans were secured by owner-occupied properties.

At December 31, 2016, our loan portfolio included $241.1 million, or 39.9% of total loans, of commercial mortgage loans, $27.8 million, or 4.6% of total loans, of commercial construction and land development loans, and $23.8 million, or 3.9% of total loans, of commercial and industrial loans. Commercial mortgage loans, commercial construction and land development loans and commercial and industrial loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of these loans often depends on the successful operation of the property and the income stream of the borrowers, and in the case of commercial construction and land development loans, the successful completion and sale of the project. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Commercial and industrial loans also expose us to additional risks since they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by non-real estate collateral that may depreciate over time. In addition, since such loans generally entail greater risk than one-to-four family residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable credit losses associated with the growth of such loans. Also, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

A slowing or declining of national and local economic conditions could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which may negatively impact our financial condition and results of operations.

Our business activities and earnings are affected by general business conditions in the United States and in our primary market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the United States generally and in our primary market area in particular. In recent years, the national economy has experienced recessionary conditions that have resulted in general economic downturns, with rising unemployment levels, declines in real estate values and an erosion in consumer confidence. Over the course of the past two years, the tourism industry in the Asheville metropolitan area has largely recovered, which positively impacted the economy in a number of our local markets, such as Buncombe and Henderson Counties, that directly benefit from this industry. The overall unemployment rate for December 2016 in the Asheville metropolitan area was the lowest of all metropolitan areas in North Carolina at 4.0% compared to 4.2% in December 2015, 4.0% in December

2014, 5.0% in December 2013 and its recessionary high of 10.2% in February 2010.  Buncombe County had the lowest county unemployment rate in North Carolina for December 2016 at 3.7%. Madison County and Transylvania County, which are located in our market area, continued to experience unemployment rates that exceeded the national unemployment rates. As of December 2016, the unemployment rate for Henderson County was 4.1%, Madison County was 4.8%, McDowell County was 4.6%, and Transylvania County was 4.9%, while the national and state unemployment rates were 4.7% and 5.1%, respectively.  In addition, our primary market area is recovering from a softening of the local real estate market, that included reductions in local property values and declines in the local manufacturing industry, which employs many of our borrowers.  While economic conditions and real estate in our primary market areas have improved since the end of the economic recession, economic growth has been slow and uneven, unemployment remains relatively high and concerns still exist over the federal deficit, government spending and economic risks. Future economic downturns, elevated levels of unemployment, declines in the values of real estate, or other events that affect household and/or corporate incomes could impair the ability of our borrowers to repay their loans in accordance with their terms.  Deterioration in local economic conditions could also drive the level of loan losses beyond the level we have provided for in our allowance for loan and lease losses, which could necessitate increasing our provision for loans losses and reduce our earnings. Additionally, the demand for our products and services could be reduced, which would adversely impact our liquidity and the level of revenues we generate.

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

Regulation by these agencies is intended primarily for the protection of our depositors and the deposit insurance fund and not for the benefit of our shareholders. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. The Dodd-Frank Act and other changes to statutes, regulations or regulatory policies or supervisory guidance, including changes in interpretation or implementation of statutes, regulations, policies or supervisory guidance, could affect us in substantial and unpredictable ways, including, among other things, subjecting us to increased capital requirements, liquidity and risk management requirements, creating additional costs, limiting the types of financial services and products we may offer and/or increasing the ability of non-banks to offer competing financial services and products. Failure to comply with laws, regulations or policies could also result in heightened regulatory scrutiny and in sanctions by regulatory agencies (such as a memorandum of understanding, a written supervisory agreement or a cease and desist order), civil money penalties and/or reputation damage. Any of these consequences could restrict our ability to expand our business or could require us to raise additional capital or sell assets on terms that are not advantageous to us or our shareholders and could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, such violations may occur despite our best efforts.

The final Basel III capital rules generally require insured depository institutions and their holding companies to hold more capital, which could adversely affect our financial condition and operations.

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

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, a covered banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three measurements (common equity Tier 1, Tier 1 capital and total capital). The capital conservation buffer will be phased in incrementally over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets. As of January 1, 2017, we are required to hold a capital conservation buffer of 1.25%, increasing by that amount 0.625% each successive year until 2019.

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

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we are unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

The federal banking agencies are implementing new liquidity standards that, while not directly applicable to us, could result in our having to lengthen the term of our funding, restructure our business lines by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

In 2014, the federal banking agencies adopted a “liquidity coverage ratio” requirement for bank holding companies with $250 billion or more in total assets or $10 billion or more in on-balance sheet foreign exposures and their subsidiary depository institutions with $10 billion or more in total consolidated assets. The requirement calls for sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario.  In 2016, the agencies proposed a net stable funding ratio for these institutions, which imposes a similar requirement over a one-year period. Neither the liquidity coverage standard nor the net stable funding standard apply directly to us, but the substance of the standards  –  adequate liquidity over 30-day and one-year periods  –  may influence the regulators’ assessments of our liquidity. We could be required to reduce our holdings of illiquid assets which could adversely affect our results of operations and financial condition. The United States regulators have not yet proposed a net stable funding ratio requirement.

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

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations.  We have aligned our underwriting standards with the Ability to Repay and Qualified Mortgage rules and requirements issued by the CFPB.  It is our policy not to make predatory loans and to determine borrowers’ ability to repay in accordance with CFPB standards, but the law and related rules create the potential for increased liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

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

We conduct our business through our main office, banking centers and other offices. The following table sets forth certain information relating to these facilities as of December 31, 2016.

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value At December 31, 2016

Banking Centers:
Downtown Asheville (Main Office)	1936	23,304	Owned	–	$2,951
11 Church Street
Asheville, NC 28801

Black Mountain	1960	3,094	Owned	–	225
300 West State Street
Black Mountain, NC 28711

Mars Hill	1974	4,046	Owned	–	1,151
105 North Main Street
Mars Hill, NC 28754

Skyland	1976	2,942	Owned	–	546
1879 Hendersonville Road
Asheville, NC 28803

East Asheville	1978	2,340	Owned	–	113
10 South Tunnel Road
Asheville, NC 28805

North Asheville	1979	7,533	Owned	–	382
778 Merrimon Avenue
Asheville, NC 28804

West Asheville	1981	2,888	Owned	–	368
1012 Patton Avenue
Asheville, NC 28806

Marion	1981	4,920	Owned	–	208
162 North Main Street
Marion, NC 28752

Hendersonville	1992	5,276	Owned	–	525
601 North Main Street
Hendersonville, NC 28792

Brevard	1995	2,288	Owned	–	767
2 Market Street
Straus Park
Brevard, NC 28712

Reynolds	2001	3,342	Owned	–	936
5 Olde Eastwood Village Boulevard
US 74 East
Asheville, NC 28803

(Continued on following page)

(Continued from previous page)

(Dollars in thousands)	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value At December 31, 2016

Enka-Candler	2003	3,651	Owned	–	$947
907 Smoky Park Highway
Candler, NC 28715

Fletcher	2008	3,625	Lot Leased	1/31/2027	811
3551 Hendersonville Road			Structure
Fletcher, NC 28732			Owned

Other Offices:
Operations and Administration	2003	46,000	Leased	4/30/2017	234
901 Smoky Park Highway
Candler, NC 28715

Commercial Lending	1998	– (1)	Owned	–	– (1)
11 Church Street
Asheville, NC 28801

(1)	Square footage and net book value for Commercial Lending are reflected in square footage and net book value for our Main Office located at 11 Church Street, Asheville, North Carolina.

Item 3.	Legal Proceedings

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

The Company’s common stock is listed on the Nasdaq Global Market under the symbol “ASBB.” The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual-to-stock conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Global Market on October 12, 2011. As of the close of business on December 31, 2016, there were 3,788,025 shares of common stock outstanding held by 439 holders of record.

The following table sets forth the high and low closing sales prices of the Company’s common stock as reported by the Nasdaq Global Market for the periods indicated.

	Market Price Per Common Share
Quarter Ended:	High Close	Low Close	Last Close

December 31, 2016	$29.75	$25.75	$29.75
September 30, 2016	26.45	24.62	26.25
June 30, 2016	26.50	24.07	24.53
March 31, 2016	26.00	24.24	24.24

December 31, 2015	$27.00	$24.66	$25.96
September 30, 2015	25.80	21.67	25.05
June 30, 2015	21.99	20.70	21.66
March 31, 2015	21.42	19.43	20.50

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

	ASB Bancorp, Inc.	NASDAQ Composite	SNL SE Thrift Index
December 31, 2011	100.00	100.00	100.00
December 31, 2012	130.94	117.45	156.85
December 31, 2013	147.45	164.57	189.72
December 31, 2014	183.76	188.84	202.08
December 31, 2015	221.86	201.98	187.77
December 31, 2016	254.28	219.89	230.14

The Company did not declare or pay any dividends to its shareholders during the years ended December 31, 2016 or 2015.  See Item 1, “Business—Regulation and Supervision,” for more information regarding the Company’s and the Bank’s payment of dividends.

On September 19, 2012, the Company authorized the funding of a trust that purchased 223,382 shares of its stock during 2012 to be available for issuance under its 2012 Equity Incentive Plan.  On February 5, 2013, 223,382 restricted stock awards were granted under the Plan.

The Company made no purchases of its common stock during the quarter ended December 31, 2016.

The Company’s 2012 Equity Incentive Plan permits the exchange of shares issued upon the exercise of stock options for the surrender of shares currently held by the grant recipient.  During 2016, the Company received 4,050 shares in exchange for the issuance of 6,600 option shares using this exercise method.

Item 6.	Selected Financial Data

The summary financial data presented below for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 are derived in part from the audited consolidated financial statements that appear in this annual report. The following is only a summary and should be read in conjunction with the audited consolidated financial statements and notes included in this annual report.

	December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Selected Financial Condition Data:
Balances at end of period:
Total assets	$795,823	$782,853	$760,040	$733,026	$749,345
Cash and cash equivalents	46,724	33,401	56,858	52,791	47,390
Securities available for sale	99,909	137,555	141,462	185,329	238,736
Securities held to maturity	3,672	3,809	3,999	4,241	4,649
Federal Home Loan Bank stock	2,829	2,807	2,902	3,131	3,429
Loans held for sale	7,145	7,018	5,237	4,142	9,759
Loans receivable, net of deferred fees	603,582	576,087	521,820	449,234	387,721
Allowance for loan losses	(6,544)	(6,289)	(5,949)	(7,307)	(8,513)
Foreclosed real estate	5,069	5,646	8,814	14,233	19,411
Deposits	647,623	630,904	603,379	572,786	578,299
Overnight and short-term borrowings	392	327	660	787	411
Federal Home Loan Bank advances	50,000	50,000	50,000	50,000	50,000
Total equity	91,137	89,682	94,397	101,088	111,529

Average balances for period:
Average total assets	790,831	781,974	747,491	751,406	781,633
Average loans	601,654	557,221	476,782	421,415	418,569
Average interest-earning assets	755,451	746,531	708,733	706,496	749,024
Average deposits	636,800	621,741	588,511	582,858	595,183
Average interest-bearing liabilities	563,789	562,228	551,995	561,892	594,908
Average total equity	92,102	96,308	98,981	105,941	116,208

(Dollars in thousands except	Year Ended December 31,
per share data)	2016	2015	2014	2013	2012

Selected Operating Data:
Interest and dividend income	$27,348	$25,435	$23,502	$22,952	$24,992
Interest expense	3,444	3,485	3,536	4,194	6,492
Net interest income	23,904	21,950	19,966	18,758	18,500
Provision for (recovery of) loan losses	548	361	(998)	(681)	1,700
Net interest income after provision for (recovery of) loan losses	23,356	21,589	20,964	19,439	16,800
Noninterest income	8,756	7,509	6,333	8,034	9,456
Noninterest expenses	30,450	23,540	23,548	25,394	25,092
Income before income tax provision	1,662	5,558	3,749	2,079	1,164
Income tax provision	444	1,983	1,260	625	302
Net income	$1,218	$3,575	$2,489	$1,454	$862

Selected Data Per Common Share:
Earnings per share - Basic	$0.35	$0.92	$0.60	$0.31	$0.17
Earnings per share - Diluted	0.33	0.89	0.59	0.31	0.17
Tangible book value per share	24.06	22.50	21.56	20.06	19.97
Stock price - High	29.75	27.24	21.96	18.41	16.40
Low	24.07	19.29	17.15	14.91	11.40
Close	29.75	25.96	21.50	17.25	15.32

	Year Ended December 31,
	2016	2015	2014	2013	2012

Performance Ratios:
Return on average assets (5)	0.15%	0.46%	0.33%	0.19%	0.11%
Return on average equity (5)	1.32%	3.71%	2.51%	1.37%	0.74%
Yield on average interest-earning assets	3.69%	3.47%	3.37%	3.31%	3.37%
Cost of average interest-bearing liabilities	0.61%	0.62%	0.64%	0.75%	1.09%
Interest rate spread (1)	3.08%	2.85%	2.73%	2.56%	2.28%
Net interest margin (2)	3.23%	3.00%	2.87%	2.72%	2.50%
Noninterest expense to average assets (5)	3.85%	3.01%	3.15%	3.38%	3.21%
Efficiency ratio (3)(5)	95.64%	80.18%	88.87%	96.23%	100.45%
Average interest-earning assets to average interest-bearing liabilities	134.00%	132.78%	128.39%	125.74%	125.91%
Average equity to average assets	11.65%	12.32%	13.24%	14.10%	14.87%

Capital Ratios:
Common equity Tier 1 capital (4)	15.54%	16.66%	n/a	n/a	n/a
Tier 1 risk-based capital to adjusted average assets (4)	11.58%	11.87%	13.17%	14.35%	14.69%
Tier 1 risk-based capital to risk-weighted assets (4)	15.54%	16.66%	19.83%	24.14%	27.72%
Total risk-based capital to risk-weighted assets (4)	16.63%	17.77%	21.01%	25.39%	28.98%
Capital to assets	11.45%	11.46%	12.42%	13.79%	14.88%

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.08%	1.09%	1.14%	1.63%	2.20%
Allowance for loan losses as a percent of nonperforming loans	646.64%	246.82%	221.32%	610.44%	739.62%
Net charge-offs to average loans outstanding during period	0.05%	0.00%	0.08%	0.12%	0.91%
Nonperforming loans as a percent of total loans	0.17%	0.44%	0.52%	0.27%	0.30%
Nonperforming assets as a percent of total assets	0.79%	1.06%	1.52%	2.11%	2.75%

Other Data:
Banking centers	13	13	13	13	13
Full-time equivalent employees	155	152	160	173	168

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
(3)
Represents noninterest expenses divided by the sum of net interest income on a tax equivalent basis using a federal marginal tax rate of 34% and noninterest income, excluding realized gains and losses on the sale of securities.

(4)	Regulatory capital ratios are based on BASEL III capital standards for 2016 and 2015, and BASEL I capital standards for 2012 through 2014.
(5)
Ratios include the qualified pension plan settlement charges for the year ended December 31, 2016. Excluding the pension plan settlement charges, the ratios for the year ended December 31, 2016 were as follows:

Return on average assets	0.76%
Return on average equity	6.56%
Noninterest expense to average assets	2.89%
Efficiency ratio	71.75%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the audited consolidated financial statements and the notes to consolidated financial statements that appear at the end of this annual report.

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

Pension Plan. The Company had a noncontributory defined benefit pension plan. This plan was accounted for under the provisions of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets and the appropriate discount rate to be used in determining the present value of the obligation.  In April 2016, the Bank decided to settle its qualified pension plan liability in November 2016 for all participants.  The settlement was  recognized in the fourth quarter of 2016 when participants received annuities or lump sum payments of their accrued benefit balances.  See note 11 included in the consolidated financial statements regarding the plan termination.

Comparison of Financial Condition at December 31, 2016 and December 31, 2015

General. Total assets increased $12.9 million, or 1.7%, to $795.8 million at December 31, 2016 from $782.9 million at December 31, 2015.  Investment securities decreased $37.8 million, or 26.7%, to $103.6 million at December 31, 2016 from $141.4 million at December 31, 2015 and cash and cash equivalents increased $13.3 million to $46.7 million at December 31, 2016 from $33.4 million at December 31, 2015, primarily due to the redeployment of investment securities to fund loan growth, Company stock repurchases and employer pension plan contributions. Loans receivable, net of deferred fees, increased $27.5 million, or 4.8%, to $603.6 million at December 31, 2016 from $576.1 million at December 31, 2015 as new loan originations exceeded loan repayments, prepayments, and foreclosures.  During 2016, a $10.0 million purchase of bank owned life insurance was completed. Total liabilities increased $11.5 million to $704.7 million at December 31, 2016 from $693.2 million at December 31, 2015. Total deposits increased $16.7 million, or 2.7%, to $647.6 million at December 31, 2016 from $630.9 million at December 31, 2015 primarily as a result of growth in lower cost transaction accounts. Accounts payable and other liabilities decreased $5.2 million, or 44.1%, to $6.7 million at December 31, 2016 from $11.9 million at December 31, 2015.  The decrease in 2016 was primarily attributable to $5.5 reduction in the pension liability as a result of contribution to the qualified pension plan.

Loans. Loan originations totaled $291.5 million for the year ended December 31, 2016 compared to $296.1 million for the year ended December 31, 2015. Residential mortgage loan originations, largely from residential purchase transactions, totaled $85.9 million in 2016 compared to $91.9 million in 2015, while residential construction and land development loan originations totaled $39.9 million in 2016 compared to $32.5 million in 2015. Originations of commercial mortgage, commercial construction and land development, and commercial and industrial loans totaled $87.5 million, $29.7 million and $23.7 million, respectively, for the year ended December 31, 2016 compared to $79.9 million, $23.9 million and $19.3 million, respectively, for the year ended December 31, 2015. Revolving mortgage originations totaled $24.3 million in 2016 compared to $33.0 million in 2015, while consumer loan originations totaled $491,000 in 2016 compared to $15.5 million in 2015.  The decrease in consumer loan originations was mostly because of the discontinuation of originations of indirect automobile financing through dealers during the second quarter of 2015 due to the unprofitability of this activity.  Origination activity was significantly offset by $193.0 million of normal loan repayments and prepayments and $69.8 million in loan sales for the year ended December 31, 2016, compared to $163.8 million and $76.1 million, respectively, for the year ended December 31, 2015.

Loan Portfolio Composition

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2016		2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$241,125	39.93%	$209,397	36.32%	$201,316	38.53%
Commercial construction and land development	27,813	4.61%	38,313	6.64%	21,661	4.14%
Commercial and industrial	23,819	3.95%	22,878	3.97%	15,872	3.04%
Total	292,757	48.49%	270,588	46.93%	238,849	45.71%

Non-commercial:
Residential mortgage	200,590	33.22%	186,839	32.41%	172,163	32.95%
Residential construction and land development	20,801	3.44%	16,587	2.88%	14,781	2.83%
Revolving mortgage	66,870	11.07%	66,258	11.49%	56,370	10.79%
Consumer	22,805	3.78%	36,291	6.29%	40,363	7.72%
Total	311,066	51.51%	305,975	53.07%	283,677	54.29%

Total loans	603,823	100.00%	576,563	100.00%	522,526	100.00%

Less: Net deferred loan origination fees	241		476		706
Less: Allowance for loan losses	6,544		6,289		5,949
Loans receivable, net	$597,038		$569,798		$515,871

	December 31,
	2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial:
Commercial mortgage	$171,993	38.23%	$138,804	35.76%
Commercial construction and land development	15,593	3.47%	5,161	1.34%
Commercial and industrial	14,770	3.28%	11,093	2.86%
Total	202,356	44.98%	155,058	39.96%

Non-commercial:
Residential mortgage	161,437	35.89%	163,571	42.14%
Residential construction and land development	8,759	1.95%	3,729	0.96%
Revolving mortgage	49,561	11.02%	48,221	12.42%
Consumer	27,719	6.16%	17,552	4.52%
Total	247,476	55.02%	233,073	60.04%

Total loans	449,832	100.00%	388,131	100.00%

Less: Net deferred loan origination fees	598		410
Less: Allowance for loan losses	7,307		8,513
Loans receivable, net	$441,927		$379,208

Loan Portfolio Maturities

The following tables set forth certain information at December 31, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of our loans and may cause our actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated schedule of repayments and no stated maturity, are reported as due in one year or less.

	December 31, 2016
(Dollars in thousands)	Commercial Mortgages	Commercial Construction And Land Development	Commercial And Industrial	Total Commercial

Amounts due in:
One year or less	$12,019	$1,667	$2,151	$15,837
More than one year through two years	22,315	2,924	6,656	31,895
More than two years through three years	38,439	5,548	3,069	47,056
More than three years through five years	101,363	14,516	5,724	121,603
More than five years through ten years	48,306	3,158	6,219	57,683
More than ten years through fifteen years	18,097	-	-	18,097
More than fifteen years	586	-	-	586
Total	$241,125	$27,813	$23,819	$292,757

	December 31, 2016
(Dollars in thousands)	Residential Mortgages	Residential Construction And Land Development	Revolving Mortgages	Consumer	Total Non- Commercial	Total Loans

Amounts due in:
One year or less	$2,002	$320	$1,263	$901	$4,486	$20,323
More than one year through two years	3,665	188	1,037	1,299	6,189	38,084
More than two years through three years	3,279	183	2,261	3,871	9,594	56,650
More than three years through five years	14,134	643	7,540	13,410	35,727	157,330
More than five years through ten years	14,414	-	15,026	3,324	32,764	90,447
More than ten years through fifteen years	13,006	-	39,743	-	52,749	70,846
More than fifteen years	150,090	19,467	-	-	169,557	170,143
Total	$200,590	$20,801	$66,870	$22,805	$311,066	$603,823

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2016 that have contractual maturities after December 31, 2017 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Due After December 31, 2017
(Dollars in thousands)	Fixed Rates	Floating Or Adjustable Rates	Total

Commercial:
Commercial mortgage	$171,449	$57,656	$229,105
Commercial construction and land development	11,189	14,958	26,147
Commercial and industrial	12,161	9,507	21,668
Total commercial	194,799	82,121	276,920
Non-commercial:
Residential mortgage	92,123	106,465	198,588
Residential construction and land development	601	19,880	20,481
Revolving mortgage	722	64,885	65,607
Consumer	21,904	-	21,904
Total non-commercial	115,350	191,230	306,580
Total loans receivable	$310,149	$273,351	$583,500

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

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Total loans at beginning of period	$576,816	$521,108	$446,069	$388,967	$428,846
Loans originated:
Commercial:
Commercial mortgage	87,520	79,933	84,145	102,280	61,910
Construction and land development	29,739	23,920	18,352	14,772	1,050
Commercial and industrial	23,672	19,306	14,782	9,698	5,853
Non-commercial:
Residential mortgage	85,905	91,932	62,082	120,555	110,682
Construction and land development	39,882	32,512	27,071	21,913	10,986
Revolving mortgage	24,314	33,041	24,962	18,683	7,107
Consumer	491	15,503	29,444	25,237	9,830
Total loans originated	291,523	296,147	260,838	313,138	207,418

Loans purchased:
Commercial:
Commercial mortgage	150	430	110	55	2,909
Total loans purchased	150	430	110	55	2,909

Total loans originated and purchased	291,673	296,577	260,948	313,193	210,327

Deduct:
Loan principal repayments	193,102	163,775	143,863	150,027	139,879
Loan sales	69,814	76,144	42,655	105,849	90,955
Foreclosed loans transferred to foreclosed properties	992	820	281	708	17,464
Charge-offs	378	476	504	630	3,995
Deductions (additions) for other items (1)	20	(346)	(1,394)	(1,123)	(2,087)
Net loan activity during the period	27,367	55,708	75,039	57,102	(39,879)
Total loans at end of period	$604,183	$576,816	$521,108	$446,069	$388,967

(1)	Other items consist of deferred loan fees, the allowance for loan losses and loans in process.

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

Investment Security Portfolio

At December 31, 2016, our securities portfolio consisted of mortgage-backed securities issued by the Federal Home Loan Mortgage Corporation (also known as “Freddie Mac”), the Federal National Mortgage Association (also known as “Fannie Mae”) and the Government National Mortgage Association (also known as “Ginnie Mae”), securities of United States government agencies and corporations, securities of various government sponsored entities and securities of state and local governments. Our securities portfolio is used to invest excess funds for increased yield, manage interest rate risk and as collateralization for public unit deposits.

At December 31, 2016, our securities portfolio represented 13.0% of total assets compared to 18.1% at December 31, 2015, the decrease primarily due to a $27.5 million increase in loans receivable to $603.6 million at December 31, 2016. Securities classified as available for sale were $99.9 million of our securities portfolio at December 31, 2016, while $3.7 million of our securities portfolio was classified as held to maturity. Securities classified as held to maturity are United States government sponsored entity, mortgage-backed and state and local government securities. Total investment securities decreased by $37.8 million, or 26.7%, to $103.6 million at December 31, 2016 from $141.4 million at December 31, 2015, primarily due to the redeployment of investment securities to fund loan growth, Company stock repurchases and employer pension plan contributions. In addition, at December 31, 2016, we had $2.8 million of other investments held at cost, which consisted solely of FHLB of Atlanta common stock.

The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated. For all periods presented, our mortgage-backed and related securities did not include any private label issues or real estate mortgage investment conduits, but do include securities backed by the U.S. Small Business Administration (“SBA”).

	December 31,
	2016		2015		2014
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
U.S. government agencies and corporations	$2,096	$2,089	$2,135	$2,114	$2,173	$2,138
Mortgage-backed and similar securities	45,026	44,387	68,700	68,092	95,814	95,886
State and local government	54,583	52,670	65,542	66,591	42,535	42,692
Other equity securities	777	763	760	758	744	746
Total available for sale	102,482	99,909	137,137	137,555	141,266	141,462

Securities held to maturity:
U.S. government agencies and corporations	1,009	1,027	1,024	1,070	1,038	1,111
Mortgage-backed and similar securities	223	240	351	376	532	572
State and local government	2,440	2,608	2,434	2,640	2,429	2,680
Total held to maturity	3,672	3,875	3,809	4,086	3,999	4,363

Total securities	$106,154	$103,784	$140,946	$141,641	$145,265	$145,825

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2016. Weighted average yields on tax-exempt securities are presented on a taxable equivalent basis using a federal marginal tax rate of 34%. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year Or Less		More Than One Year To Five Years		More Than Five Years To Ten Years
December 31, 2016 (Dollars in thousands)	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield

Securities available for sale:
U.S. government agencies and corporations	$1,011	0.88%	$1,078	1.39%	$-	0.00%
Mortgage-backed and similar securities	49	2.68%	251	3.27%	5,745	1.96%
Total available for sale	1,060	0.97%	1,329	1.75%	5,745	1.96%

Securities held to maturity:
U.S. government agencies and corporations	1,009	3.98%	-	0.00%	-	0.00%
Mortgage-backed and similar securities	-	0.00%	102	4.42%	121	4.94%
State and local government	-	0.00%	-	0.00%	2,440	6.14%
Total held to maturity	1,009	3.98%	102	4.42%	2,561	6.09%

Total securities	$2,069	2.44%	$1,431	1.94%	$8,306	3.23%
	More Than Ten Years		Total
December 31, 2016 (Dollars in thousands)	Carrying Value (1)	Weighted Average Yield	Carrying Value (1)	Weighted Average Yield

Securities available for sale:
U.S. government agencies and corporations	$-	0.00%	$2,089	1.15%
Mortgage-backed and similar securities	38,342	1.36%	44,387	1.45%
State and local government	52,670	3.75%	52,670	3.75%
Other equity securities	763	0.00%	763	0.00%
Total available for sale	91,775	2.72%	99,909	2.64%

Securities held to maturity:
U.S. government agencies and corporations	-	0.00%	1,009	3.98%
Mortgage-backed and similar securities	-	0.00%	223	4.70%
State and local government	-	6.08%	2,440	6.14%
Total held to maturity	-	0.00%	3,672	5.46%

Total securities	$91,775	2.72%	$103,581	2.74%

(1)	Carrying value is fair value for securities available for sale and amortized cost for securities held to maturity.

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

The following table sets forth the balances of our deposit accounts at the dates indicated.

	December 31,
	2016		2015		2014
(Dollars in thousands)	Total	Percent	Total	Percent	Total	Percent

Non-interest-bearing accounts	$123,999	19.15%	$113,745	18.03%	$97,450	16.15%
NOW accounts	163,132	25.19%	163,005	25.84%	152,860	25.33%
Money market accounts	169,612	26.19%	170,921	27.09%	157,091	26.04%
Savings accounts	59,382	9.17%	47,957	7.60%	41,885	6.94%
Core deposits	516,125	79.70%	495,628	78.56%	449,286	74.46%
Certificates of deposit	131,498	20.30%	135,276	21.44%	154,093	25.54%
Total	$647,623	100.00%	$630,904	100.00%	$603,379	100.00%

Core deposits, which exclude certificates of deposit, increased $20.5 million, or 4.1%, to $516.1 million at December 31, 2016 from $495.6 million at December 31, 2015. Also during 2016, noninterest-bearing deposits increased $10.3 million, and NOW and savings deposits increased $11.6 million. While we continued to place greater emphasis on attracting lower cost core deposits, our core deposit growth was also significantly affected by sustained low deposit rates in our competitive markets as the spread between core deposits and certificate time deposits remained narrow throughout 2016.

Commercial checking and money market accounts increased $8.3 million, or 5.6%, to $155.3 million at December 31, 2016 from $147.0 million at December 31, 2015, reflecting expanded sources of lower cost funding.  The Company’s initiatives to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects its commitment to establishing diversified relationships with business clients.

Certificates of deposit decreased $3.8 million, or 2.8%, to $131.5 million at December 31, 2016 from $135.3 million at December 31, 2015. The decrease reflects management’s continued focus on managing deposit interest rates to help improve the Bank’s net interest margin. A portion of these funds moved into our other types of interest-bearing deposits, including money market accounts. Our need for loan funding, ability to invest these funds for a positive return and consideration of other customer relationships influence our willingness to match competitors’ rates to retain these accounts.

Generally, deposit amounts in excess of $250,000 are not federally insured. The following table indicates the amount of certificates of deposit greater than or equal to $250,000 by time remaining until maturity at the dates indicated.

	December 31,
(Dollars in thousands)	2016	2015	2014

Maturity period:
Three months or less	$1,366	$1,085	$1,330
Over three through six months	1,064	1,887	602
Over six through twelve months	1,032	1,455	2,703
Over twelve months	7,154	4,986	4,249
Total	$10,616	$9,413	$8,884

The following table sets forth time deposits classified by rates at the dates indicated.

	December 31,
(Dollars in thousands)	2016	2015	2014

0.00 - 1.00%	$112,745	$118,036	$127,618
1.01 - 2.00%	18,753	15,509	22,976
2.01 - 3.00%	-	1,731	3,499
Total	$131,498	$135,276	$154,093

The following table sets forth the amount and maturities of time deposits at December 31, 2016.

	Amount Due
December 31, 2016 (Dollars in thousands)	Less Than One Year	More Than One Year To Two Years	More Than Two Years To Three Years	More Than Three Years	Total	Percent Of Total Time Deposits

0.00 - 1.00%	$59,426	$45,159	$8,073	$87	$112,745	85.74%
1.01 - 2.00%	3,825	4,200	2,120	8,608	18,753	14.26%
Total	$63,251	$49,359	$10,193	$8,695	$131,498	100.00%

The following table sets forth deposit activity for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Beginning balance	$630,904	$603,379	$572,786
Increase before interest credited	15,247	26,005	29,023
Interest credited	1,472	1,520	1,570
Net increase in deposits	16,719	27,525	30,593
Ending balance	$647,623	$630,904	$603,379

Borrowings

We use borrowings from the FHLB of Atlanta, federal funds purchased and other short-term borrowings to supplement our supply of funds for loans and investments and for interest rate risk management, which are summarized in the following table.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Maximum balance outstanding at any month-end during period:
FHLB advances	$50,000	$50,000	$50,000
Overnight and short-term borrowings	763	1,091	1,001

Average balance outstanding during period:
FHLB advances	$50,000	$50,000	$50,000
Overnight and short-term borrowings	709	473	491

Weighted average interest rate during period:
FHLB advances	3.94%	3.93%	3.93%
Overnight and short-term borrowings	0.28%	0.05%	0.20%

Balance outstanding at end of period:
FHLB advances	$50,000	$50,000	$50,000
Overnight and short-term borrowings	392	327	660

Weighted average interest rate at end of period:
FHLB advances	3.88%	3.88%	3.88%
Overnight and short-term borrowings	0.05%	0.05%	0.05%

Our FHLB advances are fixed-rate borrowings that, at the option of the FHLB of Atlanta, can be converted to variable rates. If the FHLB of Atlanta exercises its options to convert the fixed-rate advances to variable rates, then the Bank can accept the new terms or repay the advance without any prepayment penalty. Had the Bank elected to prepay the advances at December 31, 2016, the prepayment penalties were estimated at approximately $0.7 million.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense for twelve-month periods by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material. Tax-exempt yield on loans and on investment securities has been calculated on a tax-equivalent basis using a federal marginal tax rate of 34%.

	For The Year Ended December 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$35,547	$181	0.51%	$49,059	$136	0.28%
Loans receivable	601,654	24,769	4.12%	557,221	22,761	4.08%
Investment securities	58,507	1,549	3.50%	60,561	1,484	3.24%
Mortgage-backed and similar securities	56,885	714	1.26%	76,863	927	1.21%
Other interest-earning assets	2,858	135	4.72%	2,827	127	4.49%
Total interest-earning assets	755,451	27,348	3.69%	746,531	25,435	3.47%
Allowance for loan losses	(6,538)			(6,161)
Noninterest-earning assets	41,918			41,604

Total assets	$790,831			$781,974

Liabilities and equity

NOW accounts	$157,618	203	0.13%	$153,283	214	0.14%
Money market accounts	170,165	296	0.17%	163,947	292	0.18%
Savings accounts	53,388	51	0.10%	45,600	44	0.10%
Certificates of deposit	131,909	922	0.70%	148,925	970	0.65%
Total interest-bearing deposits	513,080	1,472	0.29%	511,755	1,520	0.30%
Overnight and short-term borrowings	709	2	0.28%	473	-	0.05%
Federal Home Loan Bank advances	50,000	1,970	3.94%	50,000	1,965	3.93%
Total interest-bearing liabilities	563,789	3,444	0.61%	562,228	3,485	0.62%
Noninterest-bearing deposits	123,720			109,986
Other noninterest-bearing liabilities	11,220			13,452
Total liabilities	698,729			685,666

Total equity	92,102			96,308

Total liabilities and equity	$790,831			$781,974

Net interest income		$23,904			$21,950
Interest rate spread			3.08%			2.85%
Net interest margin			3.23%			3.00%
Average interest-earning assets to average interest-bearing liabilities	134.00%			132.78%

	For The Year Ended December 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$49,059	$136	0.28%	$72,936	$213	0.29%
Loans receivable	557,221	22,761	4.08%	476,782	20,518	4.30%
Investment securities	60,561	1,484	3.24%	53,442	1,289	3.18%
Mortgage-backed and similar securities	76,863	927	1.21%	102,620	1,357	1.32%
Other interest-earning assets	2,827	127	4.49%	2,953	125	4.23%
Total interest-earning assets	746,531	25,435	3.47%	708,733	23,502	3.37%
Allowance for loan losses	(6,161)			(6,569)
Noninterest-earning assets	41,604			45,327

Total assets	$781,974			$747,491

Liabilities and equity

NOW accounts	$153,283	214	0.14%	$147,986	210	0.14%
Money market accounts	163,947	292	0.18%	154,424	271	0.18%
Savings accounts	45,600	44	0.10%	38,157	37	0.10%
Certificates of deposit	148,925	970	0.65%	160,937	1,052	0.65%
Total interest-bearing deposits	511,755	1,520	0.30%	501,504	1,570	0.31%
Overnight and short-term borrowings	473	-	0.05%	491	1	0.20%
Federal Home Loan Bank advances	50,000	1,965	3.93%	50,000	1,965	3.93%
Total interest-bearing liabilities	562,228	3,485	0.62%	551,995	3,536	0.64%
Noninterest-bearing deposits	109,986			87,007
Other noninterest-bearing liabilities	13,452			9,508
Total liabilities	685,666			648,510

Total equity	96,308			98,981

Total liabilities and equity	$781,974			$747,491

Net interest income		$21,950			$19,966
Interest rate spread			2.85%			2.73%
Net interest margin			3.00%			2.87%
Average interest-earning assets to average interest-bearing liabilities	132.78%			128.39%

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

	Year Ended December 31, 2016 Compared To The Year Ended December 31, 2015			Year Ended December 31, 2015 Compared To The Year Ended December 31, 2014
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$(45)	$90	$45	$(67)	$(10)	$(77)
Loans receivable	1,828	180	2,008	3,326	(1,083)	2,243
Investment securities	(52)	117	65	174	21	195
Mortgage-backed and similar securities	(249)	36	(213)	(318)	(112)	(430)
Other interest-earning assets	1	7	8	(5)	7	2
Total interest-earning assets	1,483	430	1,913	3,110	(1,177)	1,933

Interest expense:
NOW accounts	6	(17)	(11)	7	(3)	4
Money market accounts	11	(7)	4	17	4	21
Savings accounts	7	-	7	7	-	7
Certificates of deposit	(116)	68	(48)	(78)	(4)	(82)
Total interest-bearing deposits	(92)	44	(48)	(47)	(3)	(50)
Overnight and short-term borrowings	-	2	2	-	(1)	(1)
Federal Home Loan Bank advances	-	5	5	-	-	-
Total interest-bearing liabilities	(92)	51	(41)	(47)	(4)	(51)

Net increase in net interest income	$1,575	$379	$1,954	$3,157	$(1,173)	$1,984

For 2015, we experienced an unfavorable variance relating to the interest rate component because rates on loans declined at a greater pace compared to deposit cost.  Accordingly, the prolonged low interest rate environment has resulted in a compression of the net interest margin.  Our growth in loans continues to result in favorable volume component change and overall change.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

Overview. Net income was $1.2 million, or $0.33 per diluted common share, for the year ended December 31, 2016 compared to net income of $3.6 million, or $0.89 per diluted common share, for the year ended December 31, 2015.  The decrease was primarily due to $7.6 million in additional pre-tax noninterest expenses in 2016 for settlement of the Bank’s qualified pension plan obligation, which was partially offset by a $2.0 million increase in net interest income, a $1.5 million reduction in income tax provision and a $1.2 million increase in noninterest income.

Net interest income.  Net interest income increased $2.0 million, or 8.9%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015, primarily due to an increase in interest income on loans and a slight decrease in interest expense on deposits, which were partially offset by a decrease in interest and dividend income on securities. Total interest and dividend income increased $1.9 million, or 7.5%, during the year ended December 31, 2016.  Loan interest income increased $2.0 million, or 8.8%, during the year ended December 31, 2016, primarily due to an increase in average outstanding loans of $44.4 million, or 8.0%, and a 4 basis point increase in the yield earned on loans during 2016. Interest income from investment securities decreased by $148,000, attributable to a $22.0 million decrease in the average balance of investment securities, partially offset by a 29 basis point increase in the yield earned on the investment portfolio. Total interest expense decreased $41,000, or 1.2%, during the year ended December 31, 2016.  The slightly lower interest expense was primarily attributable to lower average balances of certificates of deposit, which were partially offset by higher average balances of NOW, money market and savings accounts.  The Company continued its focus on core deposit growth, from which it excludes certificates of deposit.  The average rate paid on total interest-bearing liabilities decreased one basis point during 2016. Average noninterest-bearing deposits grew $13.7 million, or 12.5%, when comparing the same periods, which contributed to the reduction in deposit interest expense while deposit funding grew.

Provision for Loan Losses.  The Company recorded a provision for loan losses in the amount of $548,000 for the year ended December 31, 2016 compared to $361,000 for the year ended December 31, 2015.  Net charge-offs were $293,000 for the year ended December 31, 2016 compared to $21,000 for the year ended December 31, 2015.  The increase in the provision for loan losses was primarily due to loan growth in 2016. The allowance for loan losses totaled $6.5 million, or 1.08% of total loans, at December 31, 2016 compared to $6.3 million, or 1.09% of total loans, at December 31, 2015.

Noninterest Income. During the year ended December 31, 2016, total noninterest income increased $1.3 million, or 16.6%, to $8.8 million from $7.5 million for the year ended December 31, 2015. The increase in noninterest income during 2016 was primarily attributable to $746,000 in higher net gains from the sale of investment securities, $241,000 in deposit and other service charge income and $185,000 in income from investment in bank owned life insurance. The increase in gains from sales of investment securities was primarily due to more sales of investment securities that were needed to fund loan growth, Company stock repurchases and employer pension plan contributions. The increase in deposit fees was primarily the result of higher retail checking account fees and overdraft fees.

Noninterest Expenses. Noninterest expenses increased $7.0 million to $30.5 million for the year ended December 31, 2016 from $23.5 million for the year ended December 31, 2015. Increases of $7.6 million in pension plan settlement expenses for termination of the qualified pension plan, $186,000 in data processing fees and $107,000 in debit card expense were partially offset by decreases of $422,000 in compensation expenses, $179,000 in Federal deposit insurance premiums, $172,000 in loan expenses and $84,000 in mortgage software expenses.  For periods following the settlement in the fourth quarter of 2016, the Bank estimates annual periodic pension expense savings of approximately $810,000 before income taxes, or $513,000 after income taxes due to termination of the Qualified pension plan.  In July 2016, the Bank decided to settle its Non-Qualified pension plan for all participants effective August 15, 2016.  The settlement is expected to be recognized in the third quarter of 2017.  Based on the most recently available information, the estimate of the one-time settlement charge is approximately $200,000 before income taxes, or approximately $128,000 after income taxes.

Income Tax Expense. We recorded a provision for income taxes of $444,000 for the year ended December 31, 2016 compared to $2.0 million for the year ended December 31, 2015, primarily due to a decrease in pre-tax income to $1.7 million in 2016 from $5.6 million in 2015. The effective tax rate was 26.7% for the year ended December 31, 2016 compared to 35.7% for the year ended December 31, 2015, with the decrease primarily resulting from the increase in favorable permanent tax differences relative to the size of the pre-tax income in 2016 compared to 2015, and a decrease in deferred state tax expense resulting from a decrease in the North Carolina corporate tax rate, which affected recorded deferred tax asset.

Total Comprehensive Income. Total comprehensive income for the periods presented consists of net income, the change in unrealized gains and losses on securities available for sale and certain changes in our benefit obligations under our retirement plans, net of tax. We reported total comprehensive income of $4.4 million for the year ended December 31, 2016 compared to $4.3 million for the year ended December 31, 2015. The changes in the components of comprehensive income were net income of $1.2 million in 2016 compared to $3.6 million in 2015, a $1.9 million decrease in unrealized gains, net of taxes, on securities available for sale in 2016 compared to a $141,000 increase in 2015, and a $5.1 million decrease in defined benefit pension plan obligations, net of taxes, in 2016 compared to a $600,000 decrease in 2015. The decrease in defined benefit obligations reflected in other comprehensive income primarily resulted from settlement of the pension liability in 2016 due to termination of the qualified pension plan.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

Overview. Net income was $3.6 million, or $0.89 per diluted common share, for the year ended December 31, 2015 compared to net income of $2.5 million, or $0.59 per diluted common share, for the year ended December 31, 2014, the increase primarily due to a $2.0 million increase in net interest income in 2015 and a $1.2 million increase in noninterest income, which were partially offset by a $1.4 million increase in provision for loan losses and a $723,000 increase in income tax provision.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Nonaccruing loans (1):
Commercial:
Commercial mortgage	$-	$818	$881	$373	$-
Construction and land development	-	-	-	11	40
Commercial and industrial	63	227	221	139	114
Total nonaccruing commercial loans	63	1,045	1,102	523	154

Non-commercial:
Residential mortgage	626	1,309	1,354	549	808
Revolving mortgage	323	194	230	116	155
Consumer	-	-	2	9	34
Total nonaccruing non-commercial loans	949	1,503	1,586	674	997
Total nonaccruing loans	1,012	2,548	2,688	1,197	1,151

Total nonperforming loans (nonaccruing and 90 days or more past due)	1,012	2,548	2,688	1,197	1,151

Foreclosed properties	5,069	5,646	8,814	14,233	19,411
Repossessed assets	190	67	39	42	56
Total nonperforming assets	6,271	8,261	11,541	15,472	20,618

Performing troubled debt restructurings (2)	4,543	4,552	4,804	5,255	5,065

Performing troubled debt restructurings and total nonperforming assets	$10,814	$12,813	$16,345	$20,727	$25,683

Total nonperforming loans to total loans	0.17%	0.44%	0.52%	0.27%	0.30%
Total nonperforming loans to total assets	0.13%	0.33%	0.35%	0.16%	0.15%
Total nonperforming assets to total assets	0.79%	1.06%	1.52%	2.11%	2.75%
Performing troubled debt restructurings and total nonperforming assets to total assets	1.36%	1.64%	2.15%	2.83%	3.43%

(1)	Nonaccruing loans include nonperforming troubled debt restructurings that remain on nonaccrual status.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

The following table provides information with respect to changes in our nonperforming assets.

	At December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change

Nonperforming Loans:
Nonaccruing Loans (1)
Commercial:
Commercial mortgage	$-	$818	$(818)	-100.0%
Commercial and industrial	63	227	(164)	-72.2%
Total nonaccruing commercial loans	63	1,045	(982)	-94.0%

Non-commercial:
Residential mortgage	626	1,309	(683)	-52.2%
Revolving mortgage	323	194	129	66.5%
Total nonaccruing non-commercial loans	949	1,503	(554)	-36.9%
Total nonaccruing loans	1,012	2,548	(1,536)	-60.3%

Accruing loans past due 90 days or more:
Total accruing loans past due 90 days or more	-	-	-	0.0%

Total nonperforming loans	1,012	2,548	(1,536)	-60.3%

Foreclosed properties	5,069	5,646	(577)	-10.2%
Repossessed assets	190	67	123	183.6%

Total nonperforming assets	6,271	8,261	(1,990)	-24.1%

Performing troubled debt restructurings (2)	4,543	4,552	(9)	-0.2%

Performing troubled debt restructurings and total nonperforming assets	$10,814	$12,813	(1,999)	-15.6%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

Nonperforming assets decreased $2.0 million, or 24.1%, to $6.3 million, or 0.79% of total assets, at December 31, 2016, compared to $8.3 million, or 1.06% of total assets, at December 31, 2015. Nonperforming assets included $1.0 million in nonperforming loans and $5.3 million in foreclosed real estate and repossessed assets at December 31, 2016, compared to $2.5 million and $5.7 million, respectively, at December 31, 2015.

Nonperforming loans decreased $1.5 million, or 60.3%, to $1.0 million at December 31, 2016 from $2.5 million at December 31, 2015.  Nonperforming commercial loans decreased $982,000 and nonperforming residential mortgage loans decreased $683,000 during 2016.  Real property securing nonperforming loans in the amount of $992,000 was moved into foreclosed real estate, while performing troubled debt restructurings (“TDRs”) decreased $9,000, or 0.2%, when comparing the same periods. Total performing TDRs and nonperforming assets decreased $2.0 million, or 15.6%, to $10.8 million, or 1.36% of total assets, at December 31, 2016, compared to $12.8 million, or 1.64% of total assets, at December 31, 2015.

Nonperforming loans at December 31, 2016 included two commercial and industrial loans that totaled $63,000, three residential mortgage loans that totaled $626,000, and seven home equity loans that totaled $323,000.  As of December 31, 2016, the nonperforming loans had specific reserves totaling $83,000. TDRs were $4.6 million at December 31, 2016 and $5.5 million at December 31, 2015.  There were no additions to TDRs during the twelve months ended December 31, 2016.  At December 31, 2016, $4.5 million of the $4.6 million TDRs were performing.

Foreclosed real estate at December 31, 2016 included ten properties with a total carrying value of $5.1 million compared to six properties with a total carrying value of $5.6 million at December 31, 2015. During 2016, there were five new properties in the amount of $992,000 added to foreclosed real estate, while one property totaling $685,000 was sold. In addition, during 2016, the Bank sold one of its 12 units in a mixed-use condominium complex for net proceeds of $701,000 along with five residential lots in a mixed-use lot subdivision and one parcel of land that was a portion of a residential property for net proceeds of $161,000.  Loss provisions on foreclosed real estate of $21,000 were recorded during 2016, and there were no capital additions during the period.

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million.  During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013.  During the year ended December 31, 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit.  During 2015, the Bank sold one retail unit and two office units. During 2016, the Bank sold one retail unit.  At December 31, 2016, the adjusted recorded amount was $3.6 million for the remaining six retail units and five office units.

We periodically modify loans to extend the term or make other concessions to help borrowers stay current on their loan and to avoid foreclosure. At December 31, 2016, we had $4.6 million of these modified loans, which are also referred to as TDRs, substantially all of which were performing in accordance with their restructured terms, compared to $5.5 million TDRs at December 31, 2015, of which $4.6 million were performing in accordance with their restructured terms. The decrease in TDRs since December 31, 2015 was primarily the result of the excess of loan repayments, loans for which the collateral was transferred into foreclosed properties and loans charged off over newly restructured loans added during 2016. All TDRs were restructured in order to help the borrowers remain current on their debt obligation. At December 31, 2016, $13,000 of the total $4.6 million of TDRs were not performing according to their restructured terms and were included in the nonperforming asset table above as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $145,000 for the year ended December 31, 2016 compared to $180,000 for the year ended December 31, 2015. Interest income recognized on nonperforming loans was $374,000 for the year ended December 31, 2016 compared to $210,000 for the year ended December 31, 2015.

At December 31, 2016, our nonaccruing loans included the following:

● Residential Mortgage Loans

○	Two loans to unrelated borrowers on one-to-four family residential properties with an aggregate balance of $626,000 as of December 31, 2016.

At December 31, 2016, our performing troubled debt restructurings included the following:

● Commercial Mortgage Loans

○
One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of December 31, 2016, the loan was a performing troubled debt restructuring with a balance of $2.9 million that matures in May of 2017. As of December 31, 2016, the loan was considered impaired and had a specific reserve of $8,000.

● Residential Mortgage Loans

○	Eleven loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.5 million as of December 31, 2016.

Foreclosed properties consisted of the following at the dates indicated.

	At December 31,
	2016		2015		2014
(Dollars in thousands)	Number	Amount	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	8	$4,116	5	$4,941	8	$8,706
Residential mortgage	2	953	1	705	2	108
Total	10	$5,069	6	$5,646	10	$8,814

An analysis of foreclosed real estate follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Beginning balance	$5,646	$8,814	$14,233
Transfers from loans	992	820	281
Capitalized cost	-	-	242
Valuation adjustments of foreclosed real estate	(21)	(9)	(150)
Net gain (loss) on sale of foreclosed properties	(1)	(33)	57
Net proceeds from sales of foreclosed properties	(1,547)	(3,946)	(5,849)
Ending balance	$5,069	$5,646	$8,814

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Adversely classified loans:
Substandard	$2,581	$3,976	$4,303	$3,481	$3,969
Loss	-	-	-	-	4
Total adversely classified loans	2,581	3,976	4,303	3,481	3,973
Special mention loans	21,247	23,400	27,962	34,787	35,149

Total adversely classified and special mention loans	$23,828	$27,376	$32,265	$38,268	$39,122

The following table shows the aggregate amounts of our classified loans at the dates indicated and the related changes in our classified loans.

	At December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change

Adversely classified loans:
Substandard	$2,581	$3,976	$(1,395)	-35.1%
Total adversely classified loans	2,581	3,976	(1,395)	-35.1%
Special mention loans	21,247	23,400	(2,153)	-9.2%
Total adversely classified and special mention loans	$23,828	$27,376	(3,548)	-13.0%

Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At December 31, 2016, adversely classified loans totaling $2.6 million included $1.0 million in nonaccruing loans that were previously discussed as nonperforming loans.  The remaining $1.6 million in performing classified loans primarily included the following:

● Commercial Mortgage Loans

○	Two loans to one borrower on two commercial retail properties located in Western North Carolina. As of December 31, 2016, the loans were performing with a balance of $600,000.

● Residential Mortgage Loans

○	Four loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $528,000 as of December 31, 2016.

● Revolving Mortgage Loans

○	Four loans to multiple unrelated borrowers for revolving home equity lines of credit with an aggregate balance of $323,000 as of December 31, 2016.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies and, therefore, are not included as nonperforming assets.

At December 31, 2016, special mention loans included the following large potentially problematic loan:

● Commercial Mortgage Loans

○	One loan for the purchase of an existing mobile home park with a December 31, 2016 balance of $2.9 million that was previously discussed as a performing commercial mortgage loan restructured as a TDR.

The following table provides information about delinquencies, including delinquent nonaccruing loans, in our loan portfolio at the dates indicated.

	Delinquent 31-89 Days		Delinquent 90 Days Or More
(Dollars in thousands)	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans

At December 31, 2016
Commercial:
Commercial and industrial	-	$-	3	$63
Non-commercial:
Residential mortgage	4	293	2	626
Revolving mortgage	4	156	6	240
Consumer	90	250	-	-
Total delinquent loans	98	$699	11	$929

At December 31, 2015
Commercial:
Commercial mortgage	-	$-	1	$496
Commercial and industrial	-	-	3	87
Non-commercial:
Residential mortgage	5	685	3	1,193
Revolving mortgage	4	104	2	98
Consumer	105	151	-	-
Total delinquent loans	114	$940	9	$1,874

At December 31, 2014
Commercial:
Commercial mortgage	1	$532	-	$-
Commercial and industrial	-	-	2	43
Non-commercial:
Residential mortgage	3	576	5	1,226
Revolving mortgage	9	396	3	141
Consumer	94	227	1	1
Total delinquent loans	107	$1,731	11	$1,411

At December 31, 2013
Commercial:
Commercial mortgage	1	$372	-	$-
Commercial construction and land development	-	-	1	11
Commercial and industrial	4	165	1	79
Non-commercial:
Residential mortgage	6	241	7	549
Revolving mortgage	9	434	1	24
Consumer	114	300	-	-
Total delinquent loans	134	$1,512	10	$663

	Delinquent 31-89 Days		Delinquent 90 Days Or More
(Dollars in thousands)	Number Of Loans	Principal Balance Of Loans	Number Of Loans	Principal Balance Of Loans

At December 31, 2012
Commercial:
Commercial mortgage	1	$393	-	$-
Commercial construction and land development	1	16	1	40
Commercial and industrial	7	135	1	114
Non-commercial:
Residential mortgage	9	875	10	808
Revolving mortgage	4	203	2	60
Consumer	158	492	4	28
Total delinquent loans	180	$2,114	18	$1,050

The following table provides information about changes in our delinquencies, including nonaccruing loans, in our loan portfolio at the dates indicated.

	At December 31,
(Dollars in thousands)	2016	2015	$ Change	% Change

Delinquent 31-89 Days:
Non-commercial:
Residential mortgage	$293	$685	$(392)	-57.2%
Revolving mortgage	156	104	52	50.0%
Consumer	250	151	99	65.6%
Total loans delinquent 31-89 days	699	940	(241)	-25.6%

Delinquent 90 Days or More:
Commercial:
Commercial mortgage	-	496	(496)	-100.0%
Commercial and industrial	63	87	(24)	-27.6%
Non-commercial:
Residential mortgage	626	1,193	(567)	-47.5%
Revolving mortgage	240	98	142	144.9%
Total loans delinquent 90 days or more	929	1,874	(945)	-50.4%

Total delinquent loans	$1,628	$2,814	(1,186)	-42.1%

The $241,000 decrease in loans 31 to 89 days past due to December 31, 2016 from December 31, 2015 was primarily due to a $392,000 decrease in residential mortgage loans, which was partially offset by an increase of $52,000 in revolving mortgage loans and $99,000 in consumer loans. The $699,000 in loans 31 to 89 days past due at December 31, 2016 was comprised of 98 loans with an average balance of approximately $7,100, the largest of which had a balance of $166,000.

The $945,000 decrease in loans 90 days or more past due to December 31, 2016 from December 31, 2015 was primarily due to decreases of $496,000 in commercial mortgage loans and $567,000 in residential mortgage loans, which were partially offset by a $142,000 increase in revolving mortgage loans. The $929,000 in loans 90 days or more past due at December 31, 2016 was comprised of eleven loans with an average balance of approximately $84,000, the largest of which was a nonaccruing one-to-four family residential mortgage loan with a balance of $434,000.

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

Methodology change – In the second quarter of 2014, the Bank accessed and modified its loan loss methodology for unimpaired commercial construction and land development, unimpaired residential construction and land development, and unimpaired commercial and industrial loans. This modification resulted in sub-segmentation of these classes of loans and the related historical charge-off rates. The purpose was to allocate the substantial historical charge-off rates created by three sub-segments of these loan classes against the significantly diminished or nonexistent current balances within these same loan sub-segments reflecting no continued credit exposure to the Bank. Specifically, additional sub-segments were identified where the Bank made (i) loans in excess of $2.5 million to construct commercial mixed-use buildings in small communities with low population growth, (ii) speculative loans to construct one-to-four family residences for the greater of 80% of the appraised value of the completed residence or 100% of the actual costs of construction, and (iii) loans secured by equity securities that do not have a readily determinable fair value.  This change in methodology resulted in a nonrecurring reduction of approximately $1.3 million in the Bank’s reserves for loans not considered impaired in the second quarter of 2014.  The Bank made no changes to its allowance methodology during 2016 or 2015.

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

The following table sets forth the allowance for loan losses by loan class at the dates indicated.

	At December 31,
	2016			2015
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$3,346	51.13%	39.93%	$3,021	48.04%	36.32%
Commercial construction and land development	295	4.51%	4.61%	385	6.12%	6.64%
Commercial and industrial	328	5.01%	3.95%	304	4.83%	3.97%
Total commercial	3,969	60.65%	48.49%	3,710	58.99%	46.93%

Non-commercial:
Residential mortgage	1,330	20.32%	33.22%	1,182	18.79%	32.41%
Residential construction and land development	177	2.71%	3.44%	139	2.21%	2.88%
Revolving mortgage	850	12.99%	11.07%	874	13.90%	11.49%
Consumer	218	3.33%	3.78%	384	6.11%	6.29%
Total non-commercial	2,575	39.35%	51.51%	2,579	41.01%	53.07%

Total allowance for loan losses	$6,544	100.00%	100.00%	$6,289	100.00%	100.00%

	At December 31,
	2014			2013
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$2,863	48.13%	38.53%	$3,193	43.70%	38.23%
Commercial construction and land development	303	5.09%	4.14%	836	11.44%	3.47%
Commercial and industrial	243	4.08%	3.04%	531	7.27%	3.28%
Total commercial	3,409	57.30%	45.71%	4,560	62.41%	44.98%

Non-commercial:
Residential mortgage	1,128	18.96%	32.95%	1,074	14.70%	35.89%
Residential construction and land development	116	1.95%	2.83%	366	5.01%	1.95%
Revolving mortgage	811	13.64%	10.79%	834	11.41%	11.02%
Consumer	485	8.15%	7.72%	473	6.47%	6.16%
Total non-commercial	2,540	42.70%	54.29%	2,747	37.59%	55.02%

Total allowance for loan losses	$5,949	100.00%	100.00%	$7,307	100.00%	100.00%

	At December 31,
	2012
(Dollars in thousands)	Amount	% Of Allowance To Total Allowance	% Of Loans In Class To Total Loans

Commercial:
Commercial mortgage	$4,110	48.28%	35.76%
Commercial construction and land development	160	1.88%	1.34%
Commercial and industrial	590	6.93%	2.86%
Total commercial	4,860	57.09%	39.96%

Non-commercial:
Residential mortgage	1,841	21.63%	42.14%
Residential construction and land development	243	2.85%	0.96%
Revolving mortgage	1,123	13.19%	12.42%
Consumer	446	5.24%	4.52%
Total non-commercial	3,653	42.91%	60.04%

Total allowance for loan losses	$8,513	100.00%	100.00%

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

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	At Or For The Years Ended December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Balance at beginning of period	$6,289	$5,949	$7,307	$8,513	$10,627
Provision for (recovery of) loan losses	548	361	(998)	(681)	1,700
Charge offs:
Commercial:
Commercial mortgage	-	-	-	-	593
Commercial construction and land development	223	-	-	24	2,651
Commercial and industrial	8	80	95	24	203
Total commercial charge-offs	231	80	95	48	3,447
Non-commercial:
Residential mortgage	-	131	90	30	224
Residential construction and land development	-	-	-	-	24
Revolving mortgage	-	54	77	198	56
Consumer	147	211	242	354	244
Total non-commercial charge-offs	147	396	409	582	548
Total charge-offs	378	476	504	630	3,995
Recoveries:
Commercial:
Commercial mortgage	13	120	7	14	2
Commercial construction and land development	-	100	-	-	8
Commercial and industrial	5	4	17	33	11
Total commercial recoveries	18	224	24	47	21
Non-commercial:
Residential mortgage	2	1	36	-	66
Residential construction and land development	-	19	-	-	-
Revolving mortgage	17	139	3	6	6
Consumer	48	72	81	52	88
Total non-commercial recoveries	67	231	120	58	160
Total recoveries	85	455	144	105	181
Net charge-offs	293	21	360	525	3,814
Balance at end of period	$6,544	$6,289	$5,949	$7,307	$8,513

	At Or For The Years Ended December 31,
	2016	2015	2014	2013	2012

Allowance for loan losses to nonperforming loans	646.64%	246.82%	221.32%	610.44%	739.62%
Allowance for loan losses to total loans outstanding at the end of the period	1.08%	1.09%	1.14%	1.63%	2.20%
Net charge-offs to average loans outstanding during the period	0.05%	0.00%	0.08%	0.12%	0.91%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $46.7 million, including $35.9 million in interest-bearing deposits in other banks, of which $30.7 million was on deposit with the Federal Reserve Bank. Investment securities totaling $99.9 million classified as available-for-sale also provided an additional source of liquidity at December 31, 2016. In addition, at December 31, 2016, we had the ability to borrow a total of approximately $96.9 million from the FHLB of Atlanta and approximately $7.9 million from the Federal Reserve Bank’s discount window. At December 31, 2016, we had $50.0 million in FHLB advances outstanding and $7.5 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At December 31, 2016, we had $190.2 million in commitments to extend credit outstanding. Certificates of deposit due within one year of December 31, 2016 totaled $63.3 million, or 48.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we will be required to seek other sources of funding, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due within one year of December 31, 2016. Based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates offered.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At December 31, 2016

Long-term debt obligations	$50,000	$40,000	$10,000	$-	$-
Operating lease obligations	1,623	281	478	478	386
Total	$51,623	$40,281	$10,478	$478	$386

At December 31, 2015

Long-term debt obligations	$50,000	$-	$50,000	$-	$-
Operating lease obligations	1,074	362	222	121	369
Total	$51,074	$362	$50,222	$121	$369

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The Company had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

December 31, 2016

Common equity
Tier I capital	$92,996	15.54%	$26,934	4.50%	$38,905	6.50%
Tier I leverage capital	92,996	11.58%	32,111	4.00%	40,139	5.00%
Tier I risk-based capital	92,996	15.54%	35,913	6.00%	47,884	8.00%
Total risk-based capital	99,540	16.63%	47,884	8.00%	59,854	10.00%

December 31, 2015

Common equity
Tier I capital	$94,743	16.66%	$25,587	4.50%	$36,960	6.50%
Tier I leverage capital	94,743	11.87%	31,935	4.00%	39,919	5.00%
Tier I risk-based capital	94,743	16.66%	34,117	6.00%	45,489	8.00%
Total risk-based capital	101,032	17.77%	45,489	8.00%	56,861	10.00%

The Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Asheville Savings Bank, S.S.B.

December 31, 2016

Common equity
Tier I capital	$87,670	14.65%	$26,924	4.50%	$38,890	6.50%
Tier I leverage capital	87,670	10.94%	32,067	4.00%	40,084	5.00%
Tier I risk-based capital	87,670	14.65%	35,899	6.00%	47,865	8.00%
Total risk-based capital	94,214	15.75%	47,865	8.00%	59,832	10.00%
NC Savings Bank capital	94,214	11.86%	39,731	5.00%	n/a	n/a

December 31, 2015

Common equity
Tier I capital	$89,183	15.70%	$25,563	4.50%	$36,925	6.50%
Tier I leverage capital	89,183	11.20%	31,848	4.00%	39,810	5.00%
Tier I risk-based capital	89,183	15.70%	34,084	6.00%	45,446	8.00%
Total risk-based capital	95,472	16.81%	45,446	8.00%	56,807	10.00%
NC Savings Bank capital	95,472	12.21%	39,087	5.00%	n/a	n/a

A reconciliation of equity under GAAP and regulatory capital amounts follows:

	ASB Bancorp, Inc. December 31,		Asheville Savings Bank, S.S.B. December 31,
(Dollars in thousands)	2016	2015	2016	2015

Total GAAP equity	$91,137	$89,682	$85,811	$84,122
Accumulated other comprehensive income, net of tax	1,865	5,061	1,865	5,061
Disallowed portion of net unrealized loss on available for sale equity securities	(6)	-	(6)	-
Tier I capital	92,996	94,743	87,670	89,183
Allowable portion of allowance for loan losses	6,544	6,289	6,544	6,289
Total risk-based capital	$99,540	$101,032	94,214	95,472
Disallowed portion of allowance for loan losses	n/a	n/a	-	-
NC Savings Bank capital	n/a	n/a	$94,214	$95,472

The Bank subsidiary paid $3.9 million and $8.5 million in dividends to the Company in the years ended December 31, 2016 and 2015, respectively.

As further described under “Regulation and Supervision – Basel Capital Standards,” in July 2013, the federal bank regulatory agencies issued new regulatory capital rules that impose higher minimum capital requirements for bank holding companies and banks.  The rules began to phase in on January 1, 2015 and apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $1.0 billion in total consolidated assets. It is management’s belief that, as of December 31, 2016, the Company and the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

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

For the years ended December 31, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Based on the results of our external simulation model, which management believes accurately reflects the extraordinary stress currently existing in the financial markets with respect to potential margin compression resulting from our difficulty in reducing our costs of funds further in the current competitive pricing environment, our earnings may be adversely affected if interest rates were to further decline. Such a decline could result from, among other things, the Federal Reserve Board’s purchase of government securities and/or mortgage-backed securities in an effort to further stimulate the national economy. Although the current rate environment remains stable, we continue to carefully monitor, through our Asset/Liability Committee management process, the competitive landscape related to interest rates as well as various economic indicators in order to best position ourselves with respect to changing interest rates.

The following table reflects the estimated effects of changes in interest rates on the present value of our equity and on our projected net interest income over the next twelve months.

Rate Sensitivity Summary

	As Of December 31, 2016			Over The Next Twelve Months Ending December 31, 2017
	Present Value Of Equity			Projected Net Interest Income
	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change
(Dollars in thousands)

Change In Rates (In Basis Points “BP”):

300 BP	$93,697	$(33,747)	-26.48%	$23,657	$(1,747)	-6.88%
200	106,364	(21,080)	-16.54%	24,424	(980)	-3.86%
100	116,501	(10,943)	-8.59%	24,983	(421)	-1.66%
0	127,444	-	0.00%	25,404	-	0.00%
(100)	121,916	(5,528)	-4.34%	23,318	(2,086)	-8.21%

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

We have audited the accompanying consolidated balance sheets of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ASB Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DIXON HUGHES GOODMAN LLP
Atlanta, Georgia
March 15, 2017

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except par values)	2016	2015

Assets

Cash and due from banks	$10,862	$9,563
Interest-earning deposits with banks	35,862	23,838
Total cash and cash equivalents	46,724	33,401

Securities available for sale (amortized cost of $102,482 at December 31, 2016 and $137,137 at December 31, 2015)	99,909	137,555
Securities held to maturity (estimated fair value of $3,875 at December 31, 2016 and $4,086 at December 31, 2015)	3,672	3,809
Investment in Federal Home Loan Bank stock, at cost	2,829	2,807
Loans held for sale	7,145	7,018
Loans receivable (net of deferred loan fees of $241 at December 31, 2016 and $476 at December 31, 2015)	603,582	576,087
Allowance for loan losses	(6,544)	(6,289)
Loans receivable, net	597,038	569,798

Premises and equipment, net	11,122	11,616
Foreclosed real estate	5,069	5,646
Deferred income tax assets, net	3,863	4,716
Bank owned life insurance	10,185	-
Other assets	8,267	6,487

Total assets	$795,823	$782,853

Liabilities and Shareholders’ Equity

Liabilities
Noninterest-bearing deposits	$123,999	$113,745
Interest-bearing deposits	523,624	517,159
Total deposits	647,623	630,904
Overnight and short-term borrowings	392	327
Federal Home Loan Bank advances	50,000	50,000
Accounts payable and other liabilities	6,671	11,940

Total liabilities	704,686	693,171

Commitments and contingencies (Note 12)

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 3,788,025 shares issued at December 31, 2016 and 3,985,475 shares issued at December 31, 2015	38	40
Additional paid-in capital	20,170	24,056
Retained earnings	77,306	76,088
Accumulated other comprehensive loss, net of tax	(1,865)	(5,061)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(2,824)	(3,138)
Unearned equity incentive plan shares	(1,310)	(1,960)
Stock-based deferral plan shares	(378)	(343)

Total shareholders’ equity	91,137	89,682

Total liabilities and shareholders’ equity	$795,823	$782,853

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014

Interest and dividend income
Loans, including fees	$24,769	$22,761	$20,518
Securities	2,263	2,411	2,646
Other earning assets	316	263	338

Total interest and dividend income	27,348	25,435	23,502

Interest expense
Deposits	1,472	1,520	1,570
Overnight and short-term borrowings	2	-	1
Federal Home Loan Bank advances	1,970	1,965	1,965

Total interest expense	3,444	3,485	3,536

Net interest income	23,904	21,950	19,966

Provision for (recovery of) loan losses	548	361	(998)

Net interest income after provision for (recovery of) loan losses	23,356	21,589	20,964

Noninterest income
Mortgage banking income	1,809	1,763	918
Deposit and other service charge income	2,839	2,598	2,488
Income from debit card services	1,813	1,781	1,640
Gain on sale of investment securities	1,321	575	211
Other noninterest income	974	792	1,076

Total noninterest income	8,756	7,509	6,333

Noninterest expenses
Salaries and employee benefits	13,088	13,510	13,041
Occupancy expense, net	1,786	1,781	1,900
Foreclosed property expenses	171	239	498
Data processing fees	2,630	2,444	2,354
Federal deposit insurance premiums	325	504	524
Advertising	535	537	614
Professional and outside services	1,134	1,066	1,207
Settlement of qualified pension plan	7,607	-	-
Other noninterest expenses	3,174	3,459	3,410

Total noninterest expenses	30,450	23,540	23,548

Income before income tax provision	1,662	5,558	3,749

Income tax provision	444	1,983	1,260

Net income	$1,218	$3,575	$2,489

Net income per common share – Basic	$0.35	$0.92	$0.60

Net income per common share – Diluted	$0.33	$0.89	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Comprehensive Income
Net income	$1,218	$3,575	$2,489

Other comprehensive income
Unrealized holding gains (losses) on securities available for sale:
Reclassification of securities gains recognized in net income	(1,321)	(575)	(211)
Deferred income tax benefit	484	214	79
Gains (losses) arising during the period	(1,670)	797	5,139
Deferred income tax benefit (expense)	595	(295)	(1,931)
Unrealized holding gains (losses) adjustment, net of tax	(1,912)	141	3,076

Defined benefit pension plans:
Reclassification of unrealized pension liability recognized in net income	7,607	-	-
Deferred income tax expense	(2,787)	-	-
Net periodic pension cost	(510)	(799)	(565)
Net pension gain (loss)	969	1,843	(1,799)
Deferred income tax benefit (expense)	(171)	(444)	859
Defined benefit pension plan adjustment, net of tax	5,108	600	(1,505)

Total other comprehensive income	3,196	741	1,571

Comprehensive income	$4,414	$4,316	$4,060

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOLDERS’ EQUITY

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Common stock
Beginning of year	$40	$44	$50
Repurchase of common stock	(2)	(4)	(6)
End of year	$38	$40	$44

Additional paid-in capital
Beginning of year	$24,056	$34,047	$46,097
Issuance of common stock	104	722	25
Repurchase of common stock	(5,035)	(11,571)	(12,896)
ESOP shares allocated	478	368	283
Stock-based compensation expense	1,082	1,082	1,484
Vesting of restricted stock	(650)	(650)	(991)
Tax benefit from exercise/vesting of stock awards	135	58	45
End of year	$20,170	$24,056	$34,047

Retained earnings
Beginning of year	$76,088	$72,513	$70,024
Net income	1,218	3,575	2,489
End of year	$77,306	$76,088	$72,513

Accumulated other comprehensive income (loss), net of tax
Beginning of year	$(5,061)	$(5,802)	$(7,373)
Other comprehensive income	3,196	741	1,571
End of year	$(1,865)	$(5,061)	$(5,802)

Unearned ESOP shares
Beginning of year	$(3,138)	$(3,452)	$(3,766)
ESOP shares allocated	314	314	314
End of year	$(2,824)	$(3,138)	$(3,452)

Unearned equity incentive plan shares
Beginning of year	$(1,960)	$(2,610)	$(3,601)
Vesting of restricted stock	650	650	991
End of year	$(1,310)	$(1,960)	$(2,610)

Stock-based deferral plan shares
Beginning of year	$(343)	$(343)	$(343)
Stock-based deferral plan shares purchased	(35)	-	-
End of year	$(378)	$(343)	$(343)

Total shareholders’ equity
Beginning of year	$89,682	$94,397	$101,088
Issuance of common stock	104	722	25
Repurchase of common stock	(5,037)	(11,575)	(12,902)
Net income	1,218	3,575	2,489
Other comprehensive income	3,196	741	1,571
ESOP shares allocated	792	682	597
Stock-based compensation expense	1,082	1,082	1,484
Tax benefit from exercise/vesting of stock awards	135	58	45
Stock-based deferral plan shares purchased	(35)	-	-
End of year	$91,137	$89,682	$94,397

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Operating Activities
Net income	$1,218	$3,575	$2,489
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	548	361	(998)
Valuation adjustments of foreclosed real estate	21	9	150
Depreciation	780	816	914
Loss (gain) on sale of fixed and other assets	17	(25)	(4)
Loss (gain) on sale of foreclosed real estate	1	33	(57)
Increase in cash surrender value of bank owned life insurance	(185)	-	-
Deferred income tax expense (benefit)	(1,026)	347	1,160
Net amortization of premiums on securities	2,029	2,649	3,303
Gain on sale of investment securities	(1,321)	(575)	(211)
Net amortization (accretion) of deferred fees on loans	61	(55)	(120)
Mortgage loans originated for sale	(68,134)	(76,162)	(42,833)
Proceeds from sale of mortgage loans	69,814	76,144	42,655
Gain on sale of mortgage loans	(1,807)	(1,763)	(918)
ESOP compensation expense	792	682	597
Stock-based compensation expense	1,082	1,082	1,484
Excess tax benefits from equity awards	(135)	(58)	(45)
Decrease (increase) in income tax receivable	(942)	560	103
Decrease (increase) in interest receivable	128	(226)	297
Increase (decrease) in interest payable	(1)	6	-
Decrease in other liabilities - pension plan contribution	(5,465)	-	-
Net change in other assets and liabilities	7,415	1,988	142

Net cash provided by operating activities	4,890	9,388	8,108

Investing Activities
Securities available for sale:
Purchases	(34,134)	(79,200)	(26,494)
Proceeds from sales	57,773	69,086	55,821
Proceeds from maturities	-	-	283
Principal repayments on mortgage-backed and asset-backed securities	10,445	12,359	16,335
Redemption (purchase) of FHLB stock	(22)	95	229
Net increase in loans receivable	(28,841)	(55,053)	(73,107)
Foreclosed real estate:
Capitalized cost	-	-	(242)
Net proceeds from sales	1,547	3,946	5,849
Purchases of premises and equipment	(303)	(500)	(355)
Net proceeds from sales of fixed and other assets	17	25	6
Purchases of bank owned life insurance	(10,000)	-	-

Net cash used in investing activities	(3,518)	(49,242)	(21,675)

The accompanying notes are an integral part of these consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Financing Activities
Net increase in deposits	$16,719	$27,525	$30,593
Net proceeds from (repayments of) repurchase agreements	65	(333)	(127)
Proceeds from the exercise of stock options	104	722	25
Stock-based deferral plan shares purchased	(35)	-	-
Excess tax benefits from equity awards	135	58	45
Common stock repurchased	(5,037)	(11,575)	(12,902)

Net cash provided by financing activities	11,951	16,397	17,634

Increase (decrease) in cash and cash equivalents	13,323	(23,457)	4,067

Cash and cash equivalents:
Beginning of period	33,401	56,858	52,791

End of period	$46,724	$33,401	$56,858

SUPPLEMENTAL DISCLOSURES:

Cash paid (received) for:
Interest on deposits, advances and other borrowings	$3,445	$3,479	$3,536
Income taxes	2,412	1,075	1

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	992	820	281
Increase (decrease) in unrealized gains and losses on securities available for sale	(2,991)	222	4,928
Increase (decrease) in deferred income taxes resulting from other comprehensive income	908	(525)	(993)
Increase (decrease) in deferred benefit pension plans	459	1,044	(2,364)

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

The Bank is headquartered in Asheville, North Carolina and provides mortgage, consumer and commercial banking services primarily in Buncombe, Henderson, McDowell, Transylvania and Madison counties in North Carolina. The Bank is regulated by the Office of the North Carolina Commissioner of Banks (“NCCoB”) and the Federal Deposit Insurance Corporation (“FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System (the “FRB”) and the NCCoB.

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

Investment Securities – The Company classifies investment securities into three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are classified as “held to maturity securities” and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as “trading securities” and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held to maturity securities or trading securities and equity securities not classified as trading securities are classified as “available for sale securities” and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of equity. The Company classified no securities as trading securities as of December 31, 2016 and December 31, 2015.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments Held at Cost – The Bank, as a member of the Federal Home Loan Bank system (the “FHLB”), is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. This investment is carried at cost. Due to the redemption provisions of the FHLB, the Bank estimated that fair value equals cost and that this investment was not impaired at December 31, 2016 and December 31, 2015.

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

Loans Held for Sale – Loans held for sale are residential mortgages carried at the lower of cost or market value. The market values of loans held for sale are based on what mortgage buyers are currently offering the Bank on a “best efforts” basis to buy the loans.  The Bank enters into commitments to originate these mortgage loans whereby the interest rates are determined or “locked” prior to funding.  The value of the resulting rate lock derivative is not material to the consolidated financial statements.

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

Methodology Change – The Bank made no changes to its allowance methodology in 2016 or 2015.

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

Nonperforming Assets – Nonperforming assets can include loans that are past due 90 days or more and continue to accrue interest, loans on which interest is not being accrued, foreclosed real estate and repossessed assets.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Real Estate and Repossessed Assets – Foreclosed real estate and repossessed assets consist of real estate and other assets acquired as a result of customers’ loan defaults. Foreclosed real estate and repossessed assets are stated at the lower of the related loan balance or the fair value of the property net of the estimated costs of disposal with a charge to the allowance for loan losses upon foreclosure or repossession. Any write-downs subsequent to foreclosure or repossession are charged against operating earnings. To the extent recoverable, costs relating to the development and improvement of real property are capitalized, whereas those costs relating to holding the property are charged to expense.

Premises and Equipment – Premises and equipment are stated at cost less accumulated depreciation. Major additions and improvements are capitalized, and repairs which do not improve or extend the life of the respective assets are expensed in the period incurred. Gains and losses on dispositions are reflected in current operations.

Depreciation of premises and equipment is provided over the estimated useful lives of the related assets on the straight-line method for financial statement purposes and on a combination of straight-line and accelerated methods for income tax purposes. Estimated lives are 10 to 40 years for buildings and building components; 5 to 10 years for furniture, fixtures and equipment; 3 years for computers; and leasehold improvements are over the lease term.

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

Bank Owned Life Insurance – The Bank purchased bank owned life insurance (“BOLI”) as a financing tool for employee benefits. The earnings on the BOLI are recorded as other noninterest income. Since the Bank intends to hold the BOLI until the death of the insured, the Bank benefits from the tax-exempt nature of income resulting from increases in the cash surrender values of the life insurance policies. The value of the life insurance to the Bank is the tax preferred treatment of increases in policy cash values and death benefits and the cash flow generated at the death of the insured. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income – Comprehensive income is defined as the change in equity of an enterprise during a period from transactions and other events and circumstances from non-owner sources and, accordingly, includes both net income and amounts referred to as other comprehensive income (“OCI”). The items of OCI are included in the Consolidated Statements of Comprehensive Income. The accumulated balance of OCI is included in the equity section of the Consolidated Balance Sheets. The Company’s components of accumulated OCI include unrealized gains and/or losses on investment securities classified as available for sale and certain changes in the Company’s benefit obligations under its retirement plans. The Company adjusts the level of accumulated OCI related to its retirement plans on an annual basis, consistent with the receipt of its annual actuarial studies.

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Year Ended December 31, 2016

Unrealized gain (loss) on securities	$265	$(1,075)	$(837)	$(1,912)	$(1,647)
Benefit plan liability	(5,326)	611	4,497	5,108	(218)
Accumulated other comprehensive income (loss), net of tax	$(5,061)	$(464)	$3,660	$3,196	$(1,865)

Year Ended December 31, 2015

Unrealized gain on securities	$124	$502	$(361)	$141	$265
Benefit plan liability	(5,926)	1,101	(501)	600	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(5,802)	$1,603	$(862)	$741	$(5,061)

Year Ended December 31, 2014

Unrealized gain (loss) on securities	$(2,952)	$3,208	$(132)	$3,076	$124
Benefit plan liability	(4,421)	(1,143)	(362)	(1,505)	(5,926)
Accumulated other comprehensive income (loss), net of tax	$(7,373)	$2,065	$(494)	$1,571	$(5,802)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income			Affected Line Item In The Statement Where Net Income Is Presented

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Reclassification of securities gains recognized in net income	$(1,321)	$(575)	$(211)	Gain on sale of investment securities
Deferred income tax expense	484	214	79	Income tax provision
Total reclassifications for the period	$(837)	$(361)	$(132)	Net of tax

Amortization of defined benefit pension items:
Net loss	$(510)	$-	$-
Settlement expense	7,607	-	-
Net periodic pension (cost) benefit	7,097	(799)	(565)	Salaries and employee benefits
Deferred income tax (benefit) expense	(2,600)	298	203	Income tax provision
Total reclassifications for the period	$4,497	$(501)	$(362)	Net of tax

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

The Bank’s loss carry forward period under applicable North Carolina income tax laws is 15 years with a remaining loss carry forward period of 12 years. The Bank includes interest and penalties related to income tax liabilities in noninterest expense. The Bank’s tax filings for the years 2013 and thereafter are currently open to audit under statutes of limitations by the Internal Revenue Service and the North Carolina Department of Revenue.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pension Plan – The Bank has qualified and nonqualified defined benefit pension plans. The Bank recognizes the overfunded or underfunded status of the plans as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. GAAP requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  In April 2016, the Bank decided to settle its qualified pension plan liability in November 2016 for all participants.  The settlement was recognized in the fourth quarter of 2016 when participants received annuities or lump sum payments of their accrued benefit balances.  See note 11 included in the consolidated financial statements regarding the plan termination.

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

Equity Incentive Plan – The Company granted restricted stock and stock options under the 2012 Equity Incentive Plan to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during 2016 or 2015.  The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014

Numerator:
Net income	$1,218	$3,575	$2,489

Denominator:
Weighted average common shares outstanding	3,888,809	4,339,806	4,687,699
Less: Weighted average unvested restricted shares	(85,249)	(125,555)	(176,046)
Less: Weighted average unallocated ESOP shares	(298,173)	(329,560)	(360,947)
Weighted average common shares used to compute net income per common share – Basic	3,505,387	3,884,691	4,150,706
Add: Effect of dilutive securities	154,188	119,694	46,983
Weighted average common shares used to compute net income per common share – Diluted	3,659,575	4,004,385	4,197,689

Net income per common share – Basic	$0.35	$0.92	$0.60
Net income per common share – Diluted	$0.33	$0.89	$0.59

For the year ended December 31, 2016, there were no options to purchase shares of common stock and there were no restricted stock shares excluded from the computation of net income per common share because their effect would be anti-dilutive.  For the year ended December 31, 2015, options to purchase 2,274 shares of common stock were excluded from the computation of net income per common share because their effect would be anti-dilutive, and there were no restricted stock shares excluded from the computation of net income per common share.  For the year ended December 31, 2014, options to purchase 7,727 shares of common stock and 273 restricted stock shares were excluded from the computation of net income per common share because their effect would be anti-dilutive.

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

Accounting Standards Update ASU 2016-02 – In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 introduces a new lease model that refines the evaluation for lease accounting and addresses other concerns related to the current leases model. For public entities, the new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018.  The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statements.  Upon adoption, the Company expects to report higher assets and liabilities as a result of including additional leases on the Consolidated Balance Sheet.

Accounting Standards Update ASU 2016-09 – In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, ASU 2016-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2016.  The Company plans to elect to account for forfeitures of equity-based awards when they occur. The Company’s adoption of the new guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Accounting Standards Update ASU 2016-13 – In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), which improves financial reporting by requiring timely recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  ASU 2016-13 requires the measurement of all expected credit losses for financial assets not recorded at fair value based on historical experience, current conditions, and reasonable and supportable forecasts.  For public entities that are SEC filers, ASU 2016-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. This standard will be required to be implemented through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendments are effective. Upon adoption, the Company expects that the allowance for credit losses will likely be higher; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Company’s consolidated financial statements.

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

Accounting Standards Update ASU 2016-20 – In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to make a limited number of revisions to the guidance in Update 2014-09, which is not yet effective.  The effective date and transition requirements for the amendments in ASU 2016-20 are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09).  Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Public business entities are now required to adopt 2014-09 for reporting periods beginning after December 15, 2017 and for interim periods within those fiscal years. All entities will be required to apply the standard retrospectively, either using a full retrospective or a modified retrospective approach. Early adoption is not permitted.  Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, adoption of the new guidance is not expected to have a material impact on the components of the Company’s Consolidated Statement of Income most closely associated with financial instruments, including securities gains/losses and interest income. The Company is currently evaluating this guidance to determine the impact on other components of noninterest income. If the Company chooses a full retrospective approach, the adoption will require a restatement for 2016 and 2017 to show comparative financial statements with a cumulative adjustment as of January 1, 2016 to disclose revenue and the direct effects of change in accounting principle.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2016

U.S. Government Sponsored Entity (GSE) and agency securities due -
Within 1 year	$1,011	$-	$-	$1,011
After 1 year but within 5 years	1,085	-	(7)	$1,078
Asset-backed securities issued by the Small Business Administration (SBA)	4,407	17	(11)	4,413
Residential mortgage-backed securities issued by GSEs (1)	40,619	88	(733)	39,974
State and local government securities due -
After 10 years	54,583	54	(1,967)	52,670
Mutual funds	777	-	(14)	763
Total	$102,482	$159	$(2,732)	$99,909

December 31, 2015

U.S. Government Sponsored Entity (GSE) and agency securities due -
After 1 year but within 5 years	$2,135	$-	$(21)	$2,114
Asset-backed securities issued by the Small Business Administration (SBA)	16,974	187	(17)	17,144
Residential mortgage-backed securities issued by GSEs (1)	51,726	29	(807)	50,948
State and local government securities due -
After 1 year but within 5 years	682	4	-	686
After 5 years but within 10 years	8,714	222	-	8,936
After 10 years	56,146	835	(12)	56,969
Mutual funds	760	-	(2)	758
Total	$137,137	$1,277	$(859)	$137,555

(1)
Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2016 and December 31, 2015 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

December 31, 2016

U.S. GSE and agency securities due -
Within 1 year	$1,009	$18	$-	$1,027
Residential mortgage-backed securities issued by GSEs (1)	223	17	-	240
State and local government securities due -
After 5 years but within 10 years	2,440	168	-	2,608
Total	$3,672	$203	$-	$3,875

December 31, 2015

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,024	$46	$-	$1,070
Residential mortgage-backed securities issued by GSEs (1)	351	25	-	376
State and local government securities due -
After 5 years but within 10 years	965	89	-	1,054
After 10 years	1,469	117	-	1,586
Total	$3,809	$277	$-	$4,086

(1)
Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2016 and December 31, 2015 or during the periods then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016 and December 31, 2015. The total number of securities with unrealized losses at December 31, 2016 and December 31, 2015 were 56 and 34, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased.  Management has the ability and intent to hold securities with unrealized losses until a recovery of the market value occurs.  Management intends to manage the Company’s liquidity so as to minimize the need to sell securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss.  The key factors considered in evaluating the mortgaged-backed and municipal securities were cash flows of the investment and the assessment of other relative economic factors, such as credit risk. In addition to the effects of higher market interest rates, the security fair values are also affected by shifts in the demand to U.S. Treasury and governmental agency bonds from non-governmental securities and municipal bonds due to market concerns. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to honor redemption obligations. Management has analyzed the creditworthiness of the underlying issuers and determined it is more likely than not that the Company will collect the contractual cash flows, therefore impairment is considered to be temporary.

(Dollars in thousands)	December 31, 2016
	Less Than 12 Months		12 Months Or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale:

US GSE and agency	$2,088	$(7)	$-	$-	$2,088	$(7)
Asset-backed SBA	1,647	(3)	1,049	(8)	2,696	(11)
Residential mortgage-backed GSE (1)	15,274	(549)	18,352	(184)	33,626	(733)
State and local government	46,333	(1,967)	-	-	46,333	(1,967)
Mutual funds	776	(14)	-	-	776	(14)
Total temporarily impaired securities	$66,118	$(2,540)	$19,401	$(192)	$85,519	$(2,732)

(1)
Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2016 and December 31, 2015 or during the periods then ended.

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

(1)
Residential mortgage-backed securities were issued by United States government sponsored entities including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2016 and December 31, 2015 or during the periods then ended.

The fair value of investment securities pledged as collateral follows:

	December 31,
(Dollars in thousands)	2016	2015

Pledged to Federal Reserve Discount Window	$8,264	$14,533
Pledged to repurchase agreements for commercial customers	840	1,131

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follow:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Interest income from taxable securities	$796	$1,010	$1,447
Interest income from tax-exempt securities	1,467	1,401	1,199
Total interest income from securities	$2,263	$2,411	$2,646

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENT SECURITIES (Continued)

Gross proceeds and gross realized gains from sales of securities recognized in net income follow:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Proceeds from sales of securities	$57,773	$69,086	$55,821
Gross realized gains from sales of securities	1,365	841	603
Gross realized losses from sales of securities	(44)	(266)	(392)

3. LOANS RECEIVABLE

The composition of loans receivable by segment and class follow:

	December 31,
(Dollars in thousands)	2016	2015

Commercial:
Commercial construction and land development	$27,813	$38,313
Commercial mortgage	241,125	209,397
Commercial and industrial	23,819	22,878
Total commercial	292,757	270,588
Non-commercial:
Non-commercial construction and land development	20,801	16,587
Residential mortgage	200,590	186,839
Revolving mortgage	66,870	66,258
Consumer	22,805	36,291
Total non-commercial	311,066	305,975
Total loans receivable	603,823	576,563
Less: Deferred loan fees	(241)	(476)
Total loans receivable net of deferred loan fees	603,582	576,087
Less: Allowance for loan losses	(6,544)	(6,289)
Loans receivable, net	$597,038	$569,798

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

December 31, 2016

Commercial:
Commercial construction and land development	$27,677	$136	$-	$-	$-	$27,813
Commercial mortgage	229,571	10,954	600	-	-	241,125
Commercial and industrial	22,872	735	212	-	-	23,819
Total commercial	280,120	11,825	812	-	-	292,757
Non-commercial:
Non-commercial construction and land development	20,801	-	-	-	-	20,801
Residential mortgage	193,235	6,200	1,155	-	-	200,590
Revolving mortgage	63,479	2,829	562	-	-	66,870
Consumer	22,360	393	52	-	-	22,805
Total non-commercial	299,875	9,422	1,769	-	-	311,066
Total loans receivable	$579,995	$21,247	$2,581	$-	$-	$603,823

December 31, 2015

Commercial:
Commercial construction and land development	$38,168	$145	$-	$-	$-	$38,313
Commercial mortgage	195,551	12,412	1,434	-	-	209,397
Commercial and industrial	21,709	942	227	-	-	22,878
Total commercial	255,428	13,499	1,661	-	-	270,588
Non-commercial:
Non-commercial construction and land development	16,587	-	-	-	-	16,587
Residential mortgage	178,403	6,674	1,762	-	-	186,839
Revolving mortgage	62,922	2,812	524	-	-	66,258
Consumer	35,847	415	29	-	-	36,291
Total non-commercial	293,759	9,901	2,315	-	-	305,975
Total loans receivable	$549,187	$23,400	$3,976	$-	$-	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

December 31, 2016

Commercial:
Commercial construction and land development	$-	$-	$-	$27,813	$27,813
Commercial mortgage	-	-	-	241,125	241,125
Commercial and industrial	-	63	63	23,756	23,819
Total commercial	-	63	63	292,694	292,757
Non-commercial:
Non-commercial construction and land development	-	-	-	20,801	20,801
Residential mortgage	293	626	919	199,671	200,590
Revolving mortgage	156	240	396	66,474	66,870
Consumer	250	-	250	22,555	22,805
Total non-commercial	699	866	1,565	309,501	311,066
Total loans receivable	$699	$929	$1,628	$602,195	$603,823

December 31, 2015

Commercial:
Commercial construction and land development	$-	$-	$-	$38,313	$38,313
Commercial mortgage	-	496	496	208,901	209,397
Commercial and industrial	-	87	87	22,791	22,878
Total commercial	-	583	583	270,005	270,588
Non-commercial:
Non-commercial construction and land development	-	-	-	16,587	16,587
Residential mortgage	685	1,193	1,878	184,961	186,839
Revolving mortgage	104	98	202	66,056	66,258
Consumer	151	-	151	36,140	36,291
Total non-commercial	940	1,291	2,231	303,744	305,975
Total loans receivable	$940	$1,874	$2,814	$573,749	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follow:

	December 31, 2016		December 31, 2015
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial mortgage	$-	$-	$818	$-
Commercial and industrial	63	-	227	-
Total commercial	63	-	1,045	-
Non-commercial:
Residential mortgage	626	-	1,309	-
Revolving mortgage	323	-	194	-
Consumer	-	-	-	-
Total non-commercial	949	-	1,503	-
Total loans receivable	$1,012	$-	$2,548	$-

Loans made to directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

	December 31,
(Dollars in thousands)	2016	2015

At beginning of period	$3,530	$4,022
New loans	191	718
Repayments of loans	(365)	(1,210)
At end of period	$3,356	$3,530

The Bank services loans for Habitat for Humanity of Western North Carolina as an in kind donation. The balances of these loans were $16.7 million and $15.8 million at December 31, 2016 and December 31, 2015, respectively.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

(Dollars in thousands)	Commercial	Non- Commercial	Total

Year Ended December 31, 2016

Balance at beginning of period	$3,710	$2,579	$6,289
Provision for loan losses	471	77	548
Charge-offs	(231)	(147)	(378)
Recoveries	18	67	85
Balance at end of period	$3,968	$2,576	$6,544

Year Ended December 31, 2015

Balance at beginning of period	$3,409	$2,540	$5,949
Provision for loan losses	157	204	361
Charge-offs	(80)	(396)	(476)
Recoveries	224	231	455
Balance at end of period	$3,710	$2,579	$6,289

Year Ended December 31, 2014

Balance at beginning of period	$4,560	$2,747	$7,307
Provision for (recovery of) loan losses	(1,080)	82	(998)
Charge-offs	(95)	(409)	(504)
Recoveries	24	120	144
Balance at end of period	$3,409	$2,540	$5,949

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The ending balances of loans and the related allowance, by segment and class, follows:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

December 31, 2016

Commercial:
Commercial construction and land development	$-	$295	$295	$-	$27,813	$27,813
Commercial mortgage	8	3,338	3,346	2,894	238,231	241,125
Commercial and industrial	6	321	327	212	23,607	23,819
Total commercial	14	3,954	3,968	3,106	289,651	292,757
Non-commercial:
Non-commercial construction and land development	-	177	177	-	20,801	20,801
Residential mortgage	22	1,309	1,331	2,172	198,418	200,590
Revolving mortgage	83	767	850	241	66,629	66,870
Consumer	-	218	218	-	22,805	22,805
Total non-commercial	105	2,471	2,576	2,413	308,653	311,066
Total loans receivable	$119	$6,425	$6,544	$5,519	$598,304	$603,823

December 31, 2015

Commercial:
Commercial construction and land development	$-	$385	$385	$-	$38,313	$38,313
Commercial mortgage	39	2,982	3,021	3,811	205,586	209,397
Commercial and industrial	13	291	304	252	22,626	22,878
Total commercial	52	3,658	3,710	4,063	266,525	270,588
Non-commercial:
Non-commercial construction and land development	-	139	139	-	16,587	16,587
Residential mortgage	42	1,140	1,182	2,895	183,944	186,839
Revolving mortgage	86	788	874	97	66,161	66,258
Consumer	-	384	384	-	36,291	36,291
Total non-commercial	128	2,451	2,579	2,992	302,983	305,975
Total loans receivable	$180	$6,109	$6,289	$7,055	$569,508	$576,563

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follows:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

December 31, 2016

Commercial:
Commercial mortgage	$2,894	$2,894	$-	$2,894	$8
Commercial and industrial	697	149	63	212	6
Total commercial	3,591	3,043	63	3,106	14
Non-commercial:
Residential mortgage	2,089	583	1,589	2,172	22
Revolving mortgage	255	83	158	241	83
Total non-commercial	2,344	666	1,747	2,413	105
Total impaired loans	$5,935	$3,709	$1,810	$5,519	$119

December 31, 2015

Commercial:
Commercial mortgage	$3,934	$3,315	$496	$3,811	$39
Commercial and industrial	722	140	112	252	13
Total commercial	4,656	3,455	608	4,063	52
Non-commercial:
Residential mortgage	2,965	2,125	770	2,895	42
Revolving mortgage	107	86	11	97	86
Total non-commercial	3,072	2,211	781	2,992	128
Total impaired loans	$7,728	$5,666	$1,389	$7,055	$180

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Year Ended December 31,
	2016		2015		2014
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$72	$-	$-	$-	$23	$1
Commercial mortgage	3,269	293	3,879	131	4,056	148
Commercial and industrial	221	18	294	1	302	7
Total commercial	3,562	311	4,173	132	4,381	156
Non-commercial:
Residential mortgage	2,768	61	3,116	77	3,039	71
Revolving mortgage	105	2	226	1	319	5
Total non-commercial	2,873	63	3,342	78	3,358	76
Total loans receivable	$6,435	$374	$7,515	$210	$7,739	$232

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The following table summarizes the Bank’s recorded investment in TDRs before and after their modifications during the periods indicated. The Bank did not restructure any loans during the year ending December 31, 2016. The payment terms on one loan was extended during the year ended December 31, 2015, and the Bank reduced the interest rate below market levels on two loans during the year ended December 31, 2015.

	Year Ended December 31, 2016			Year Ended December 31, 2015
(Dollars in thousands)	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Below market interest rate:

Commercial:
Commercial and industrial	-	$-	$-	1	$153	$153
Total commercial	-	-	-	1	153	153
Non-commercial:
Residential mortgage	-	-	-	1	45	45
Total non-commercial	-	-	-	1	45	45
Total	-	$-	$-	2	$198	$198

Extended payment terms:

Non-commercial:
Residential mortgage	-	$-	$-	1	$29	$42
Total non-commercial	-	-	-	1	29	42
Total	-	$-	$-	1	$29	$42

Total	-	$-	$-	3	$227	$240

During the years ended December 31, 2016 and 2015, no loans went into default that were modified as a TDR within the preceding 12 months.

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

The Bank’s loans that were considered to be troubled debt restructurings follow:

	December 31,
(Dollars in thousands)	2016	2015

Nonperforming restructured loans	$13	$979
Performing restructured loans	4,543	4,552
Total	$4,556	$5,531

As of December 31, 2016, the Bank had $496,000 of residential real estate loans in the process of foreclosure and $953,000 of foreclosed residential real estate property included in foreclosed real estate.

5. PREMISES AND EQUIPMENT

A summary of Bank premises and equipment, and related depreciation expense, follows:

	December 31,
(Dollars in thousands)	2016	2015

Land	$3,395	$3,395
Office buildings and improvements	15,553	15,552
Furniture, fixtures, equipment and auto	7,116	7,192
Total	26,064	26,139
Less - accumulated depreciation	(14,942)	(14,523)
Premises and equipment, net	$11,122	$11,616

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Depreciation expense	$780	$816	$914

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. DEPOSIT ACCOUNTS

The Bank’s deposit accounts are summarized as follows:

	December 31,
(Dollars in thousands)	2016	2015

Noninterest-bearing demand accounts	$123,999	$113,745
NOW accounts	163,132	163,005
Money market accounts	169,612	170,921
Savings accounts	59,382	47,957
Certificate accounts	131,498	135,276
Total deposits	$647,623	$630,904

The scheduled maturities of certificate of deposit accounts follow:

	December 31,
(Dollars in thousands)	2016	2015

2016	$-	$76,188
2017	63,251	32,500
2018	49,359	20,818
2019	10,193	2,903
2020	5,023	2,854
2021	3,672	13
Total	$131,498	$135,276

Additional certificate of deposit information:
(Amounts included in the preceding tables)

Aggregate certificate of deposit accounts of $250,000 or more	$10,616	$9,413
Brokered certificate of deposit accounts	$26,554	$20,506

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. OVERNIGHT AND SHORT-TERM BORROWINGS

Overnight and short-term borrowings follow:

	December 31,
(Dollars in thousands)	2016	2015

Securities sold under agreements to repurchase	$392	$327

Total available credit under federal funds borrowing agreements	$73,351	$79,306

The Bank has a federal funds borrowing agreement with the Federal Reserve Bank whereby any borrowings under the agreement are secured by qualifying assets pledged by the Bank.

8. ADVANCES FROM THE FEDERAL HOME LOAN BANK

The Bank has established a line of credit borrowing arrangement with the FHLB of Atlanta. Available credit under this commitment was $96.9 million at December 31, 2016 and $77.9 million at December 31, 2015. All qualifying residential mortgages and FHLB stock are pledged as collateral to secure FHLB advances.

Maturities, conversion dates, and interest rates on outstanding FHLB of Atlanta advances follow:

(Dollars in thousands)
	Date Convertible By	Interest	December 31,
Maturity Date	FHLB To Variable Rate	Rate	2016	2015

March 13, 2017	n/a	4.09%	$10,000	$10,000
March 13, 2017	n/a	4.20%	10,000	10,000
March 20, 2017	n/a	3.99%	10,000	10,000
September 11, 2017	March 13, 2017 (1)	3.45%	10,000	10,000
September 17, 2018	n/a	3.65%	10,000	10,000
Total FHLB advances			$50,000	$50,000

(1)	FHLB has the option to convert the advance to a variable rate each quarter until maturity.

If the FHLB of Atlanta exercises its conversion option, the Bank can accept the new terms or repay the advance without any prepayment penalty. These advance agreements also contain prepayment penalty provisions for early repayments if current advance rates are lower than the interest rates on the advances being repaid.

The Bank had outstanding irrevocable letters of credit totaling $7.5 million and $6.0 million from the FHLB of Atlanta at December 31, 2016 and December 31, 2015, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions, to the extent required by law.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

Components of the income tax provision follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Current:
Federal	$1,300	$1,464	$100
State	170	172	-
Total current expense	1,470	1,636	100

Deferred:
Federal	(973)	210	1,120
State	(53)	137	40
Total deferred expense (benefit)	(1,026)	347	1,160
Total income tax provision	$444	$1,983	$1,260

Increases (decreases) in deferred tax assets (liabilities) allocated to other comprehensive income related to:

Unrealized (gains) losses on securities available for sale	$1,079	$(81)	$(1,852)
Qualified and non-qualified pension plan liability adjustments	(2,958)	(444)	859
Total	$(1,879)	$(525)	$(993)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

The approximate tax effects of each type of temporary difference that gave rise to the Bank’s deferred income tax assets and liabilities follows:

	December 31,
(Dollars in thousands)	2016	2015

Deferred tax assets relating to:
Deferred loan fees	$87	$174
Deferred compensation	515	500
Non-accrual interest, book versus tax	38	32
Accrued vacation	175	177
Allowance for loan losses	2,354	2,304
Nonqualified pension plan liability	334	335
Unrealized pension liability	122	3,080
Equity incentive plans	548	482
Loss reserve on foreclosed real estate	226	230
Deferred gain on sale of foreclosed real estate	4	4
Unrealized loss on securities available for sale	926	-
Other	244	239
Total deferred tax assets	5,573	7,557

Deferred tax liabilities relating to:
Original issue discount - loan fees	(743)	(680)
Property	(14)	(62)
Pension liabilities and prepayments	-	(997)
FHLB stock	(710)	(723)
Unrealized gain on securities available for sale	-	(153)
Other	(243)	(226)
Total deferred tax liabilities	(1,710)	(2,841)
Net recorded deferred tax assets	$3,863	$4,716

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

Income taxes computed by applying the federal statutory income tax rate of 34% to income before income taxes differs from the actual income tax provision because of the following:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Income tax provision at statutory rate	$565	$1,890	$1,275
Increase (decrease) in income taxes resulting from:
Tax exempt interest income, net of disallowed interest expense	(380)	(314)	(408)
Bank owned life insurance cash surrender value	(64)	-	-
State taxes, net of federal effect	54	181	158
Deferred tax revaluation from reduction in state tax rate	35	35	40
ESOP fair market value adjustment	163	125	96
Incentive stock options	67	67	103
Other, net	4	(1)	(4)
Total	$444	$1,983	$1,260

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

As of December 31, 2016, the most recent regulatory reporting period, the Bank was well capitalized under the current regulatory framework. To be categorized as well capitalized, the Bank must maintain minimum common equity Tier 1 capital, Tier 1 leverage capital, Tier 1 risk-based capital and total risk-based capital as set forth in the table below.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REGULATORY CAPITAL REQUIREMENTS (Continued)

The following tables set forth actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

December 31, 2016

Common equity
Tier I capital	$92,996	15.54%	$26,934	4.50%	$38,905	6.50%
Tier I leverage capital	92,996	11.58%	32,111	4.00%	40,139	5.00%
Tier I risk-based capital	92,996	15.54%	35,913	6.00%	47,884	8.00%
Total risk-based capital	99,540	16.63%	47,884	8.00%	59,854	10.00%

December 31, 2015

Common equity
Tier I capital	$94,743	16.66%	$25,587	4.50%	$36,960	6.50%
Tier I leverage capital	94,743	11.87%	31,935	4.00%	39,919	5.00%
Tier I risk-based capital	94,743	16.66%	34,117	6.00%	45,489	8.00%
Total risk-based capital	101,032	17.77%	45,489	8.00%	56,861	10.00%

Asheville Savings Bank, S.S.B.

December 31, 2016

Common equity
Tier I capital	$87,670	14.65%	$26,924	4.50%	$38,890	6.50%
Tier I leverage capital	87,670	10.94%	32,067	4.00%	40,084	5.00%
Tier I risk-based capital	87,670	14.65%	35,899	6.00%	47,865	8.00%
Total risk-based capital	94,214	15.75%	47,865	8.00%	59,832	10.00%
NC Savings Bank capital	94,214	11.86%	39,731	5.00%	n/a	n/a

December 31, 2015

Common equity
Tier I capital	$89,183	15.70%	$25,563	4.50%	$36,925	6.50%
Tier I leverage capital	89,183	11.20%	31,848	4.00%	39,810	5.00%
Tier I risk-based capital	89,183	15.70%	34,084	6.00%	45,446	8.00%
Total risk-based capital	95,472	16.81%	45,446	8.00%	56,807	10.00%
NC Savings Bank capital	95,472	12.21%	39,087	5.00%	n/a	n/a

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. REGULATORY CAPITAL REQUIREMENTS (Continued)

A reconciliation of GAAP equity and regulatory capital amounts follows:

	ASB Bancorp, Inc. December 31,		Asheville Savings Bank, S.S.B. December 31,
(Dollars in thousands)	2016	2015	2016	2015

Total GAAP equity	$91,137	$89,682	$85,811	$84,122
Accumulated other comprehensive income, net of tax	1,865	5,061	1,865	5,061
Disallowed portion of net unrealized loss on available for sale equity securities	(6)	-	(6)	-
Tier I capital	92,996	94,743	87,670	89,183
Allowable portion of allowance for loan losses	6,544	6,289	6,544	6,289
Total risk-based capital	$99,540	$101,032	94,214	95,472
Disallowed portion of allowance for loan losses	n/a	n/a	-	-
NC Savings Bank capital	n/a	n/a	$94,214	$95,472

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

The Bank settled its Qualified pension plan liability in November 2016 for all participants The settlement was recognized in the fourth quarter of 2016 when participants received annuities or lump sum payments of their accrued benefit balances.  The one-time settlement charge was $7.6 million before income taxes, or $4.8 million after income taxes, of which $8.0 million before income taxes, or $5.1 million after income taxes, was recognized as a reduction of tangible common shareholders’ equity in the form of accumulated other comprehensive loss as of December 31, 2015.  The Bank contributed $5.5 million to the Qualified pension plan during 2016.  In July 2016, the Bank decided to settle its Non-Qualified pension plan for all participants effective August 15, 2016.  The settlement is expected to be recognized in the third quarter of 2017.

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

In June 2014, the Board of Directors amended the Bank’s Plans, effective September 16, 2014, to offer immediate lump sum payments to inactive participants having an actuarial equivalent of vested accrued benefits below $60,000, determined as of November 1, 2014, as available.  The election deadline for the inactive participant to make the lump sum selection was October 17, 2014.  The total of immediate aggregate lump sum payments to all inactive participants making this selection was approximately $544,000 for 2014.

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The following tables set forth the status of both the Qualified and the Non-Qualified Pension Plans using measurement dates of December 31, 2016 and 2015:

	Non-Qualified		Qualified
(Dollars in thousands)	2016	2015	2016	2015

Change In Benefit Obligation:

Projected benefit obligation at beginning of year	$1,311	$1,397	$21,389	$23,764
Interest cost	56	55	805	991
Actuarial loss (gain)	(17)	(71)	711	(1,707)
Benefits paid	(70)	(70)	(22,905)	(1,659)
Projected benefit obligation at end of year	$1,280	$1,311	$-	$21,389

Change In Plan Assets:

Fair value of plan assets at beginning of year	$-	$-	$16,109	$18,353
Actual return (loss) on plan assets	-	-	1,331	(585)
Employer contribution	70	70	5,465	-
Benefits paid	(70)	(70)	(22,905)	(1,659)
Fair value of plan assets at end of year	$-	$-	$-	$16,109

	Non-Qualified		Qualified
(Dollars in thousands)	2016	2015	2016	2015

Net Amount Recognized:

Funded status	$(1,280)	$(1,311)	$-	$(5,281)
Unrecognized net actuarial loss	341	404	-	8,003
Net amount recognized	$(939)	$(907)	$-	$2,722

Amounts Recognized In Balance Sheets:

Pension obligation	$(1,280)	$(1,311)	$-	$(5,281)

Amounts Recognized In Accumulated Other Comprehensive Loss:

Net actuarial loss	$341	$404	$-	$8,003
Accumulated other comprehensive loss	$341	$404	$-	$8,003

Expected To Be Amortized From Accumulated Other Comprehensive Loss Over Next Twelve Months:

Net actuarial loss	$142	$46	$-	$666

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Net periodic benefit cost related to defined benefit plans included the following components for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$56	$55	$56
Amortization of net loss	46	57	29
Net periodic benefit cost	$102	$112	$85

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$805	$991	$990
Expected return on plan assets	(689)	(946)	(975)
Amortization of net loss	464	742	536
Settlement expense	7,607	-	-
Net periodic benefit cost	$8,187	$787	$551

	Non-Qualified		Qualified
(Dollars in thousands)	2016	2015	2016	2015

Additional Information:

Accumulated benefit obligation	$1,280	$1,311	$-	$21,389

Increase in minimum liability included in other comprehensive income	$-	$-	$-	$-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

Assumptions used in accounting for the defined benefit plans follow:

	Non-Qualified		Qualified
	2016	2015	2016	2015

Weighted Average Assumptions Used to Determine Benefit Obligations at Year-End:

Discount rate	1.78%	4.40%	n/a	4.63%
Expected long-term return on plan assets	n/a	n/a	n/a	5.28%

Weighted Average Assumptions Used to Determine Net Period Benefit Cost for The Year:

Discount rate	4.40%	4.06%	4.63%	4.25%
Expected long-term return on plan assets	n/a	n/a	5.28%	5.28%
Rate of compensation increase	n/a	n/a	n/a	n/a

	Qualified
	2016	2015

Asset Allocation:

Actual Percentage of Plan Assets:
Equity securities	-	20%
Debt securities	-	75%
Cash and equivalents	-	5%
Total	-	100%

Target Allocation:
Equity securities	-	20%
Debt securities	-	80%
Total	-	100%

Cash Flows

The expected contribution to the Non-Qualified Plan for the year ending December 31, 2017 is $1,295,045.

The following benefit payments reflecting expected future service are expected to be paid as follows:

(Dollars in thousands)	Non- Qualified	Qualified

Fiscal Year Ending December 31, 2017	$1,295	n/a

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

Matching contributions to the Bank’s defined contribution plan under Section 401(k) of the Internal Revenue Code were as follows for the periods indicated:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Contributions to defined contribution plan	$236	$228	$215

Deferred Compensation Plan – The Bank has adopted a non-qualified Directors and Officers Deferral Plan (the “D&O Plan”) under which designated executive officers and directors can defer compensation and board/committee meeting fees into the D&O Plan which contains certain investment elections approved by the Bank’s Compensation Committee and selected by the D&O Plan’s participants, including the option to invest in the Company’s common stock. All D&O Plan participants are 100% vested in their account balances at all times. Executive officers must first maximize their participation in the Bank’s qualified 401(k) Plan and can defer no less than five percent (5%) of compensation. No participant may defer more than one hundred percent (100%) of fees and compensation. The Bank may, at its discretion, make matching contributions to the D&O Plan but has heretofore not elected to do so. The D&O Plan has been amended to comply with Section 409A of the Internal Revenue Code. The Bank’s assets under the D&O Plan were $1,426,000 at December 31, 2016 and $1,359,000 at December 31, 2015.

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

At December 31, 2016, the remaining principal balance on the ESOP debt is payable as follows:

(Dollars in thousands)	Amount

Principal amounts due on December 31,
2017	$298
2018	307
2019	317
2020	327
2021	338
Thereafter	1,467
Total	$3,054

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

Shares held by the ESOP include the following:

	December 31,
(Dollars in thousands)	2016	2015

Allocated ESOP shares, beginning of year	118,694	98,624
ESOP shares committed to be released during the year	31,387	31,387
ESOP shares withdrawn during the year	(8,371)	(11,317)
Unallocated ESOP shares	282,479	313,866
Total ESOP shares, end of year	424,189	432,560

Fair value of unallocated ESOP shares	$8,404	$8,147

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

Total expense recognized in connection with the ESOP was as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

ESOP expense	$792	$682	$597

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

Share-based compensation expenses related to restricted stock and stock options recognized for the years ended December 31, 2016, 2015 and 2014 were $1.1 million, $1.1 million and $1.5 million, respectively.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The table below presents restricted stock award activity for the years ended December 31, 2016, 2015 and 2014.

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2013	223,382	$15.71
Granted	3,600	17.51
Vested	(61,476)	15.71
Forfeited	(3,600)	15.71

Unvested restricted shares at December 31, 2014	161,906	15.75
Vested	(40,296)	15.74

Unvested restricted shares at December 31, 2015	121,610	15.75
Vested	(40,297)	15.74

Unvested restricted shares at December 31, 2016	81,313	$15.76

At December 31, 2016, unrecognized compensation expense adjusted for expected forfeitures was $668 thousand related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 1.14 years at December 31, 2016.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. BENEFIT PLANS (Continued)

The table below presents stock option award activity for the years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands, except per share data)	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2013	99,455	459,000	$15.71	9.10	$706
Granted	(45,500)	45,500	18.85
Exercised	-	(1,600)	15.71
Forfeited	6,400	(6,400)	15.71

Outstanding at December 31, 2014	60,355	496,500	16.00	7.61	$2,731
Exercised	-	(46,000)	15.71

Outstanding at December 31, 2015	60,355	450,500	16.03	7.24	$4,473
Exercised	-	(6,600)	15.71

Outstanding at December 31, 2016	60,355	443,900	$16.04	6.24	$6,089

Options exercisable at December 31, 2016		252,600	$15.93	6.20	$3,489

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. The following table illustrates the weighted-average assumptions for the Black-Scholes model used in determining the fair value of options granted to directors and officers in the year ended December 31, 2014. There were 6,600 stock options exercised during 2016 and 46,000 stock options exercised during 2015.  There were no stock options granted or forfeited in 2016 or 2015.

Year Ended December 31, 2014

Fair value per option award	$6.00
Expected life in years	6.5 years
Expected stock price volatility	26.89%
Expected dividend yield	0.00%
Risk-free interest rate	2.05%
Expected forfeiture rate	4.91%

At December 31, 2016, the Company had $533 thousand of unrecognized compensation expense, adjusted for expected forfeitures, related to stock options.  The period over which compensation cost related to unvested stock options was 1.44 years at December 31, 2016.  There were 252,600 options vested and exercisable at December 31, 2016.

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

	December 31,
(Dollars in thousands)	2016	2015

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$190,213	$171,339
Commitments under standby letters of credit	604	120
Total	$190,817	$171,459

The Bank renegotiated the operating lease for the operations center location to include additional space. This lease will commence on May 1, 2017 with an original term of ten years. The lease has four five-year renewal options with predetermined rates per square foot rented. A new lease for land in Fletcher, North Carolina commenced on February 1, 2007 with an initial term of 20 years.  The lease has renewal options of four consecutive renewal periods of five years each.  The monthly payments are subject to adjustment every 60 months based on the increase of the Consumer Price Index.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments under these leases are as follows:

(Dollars in thousands)	December 31, 2016

2017	$281
2018	239
2019	239
2020	239
2021	239
Thereafter	386
Total	$1,623

Total rental expense related to operating leases follows:

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Rental expense	$362	$362	$362

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

The fair value estimates presented below are based on pertinent information available to management as of December 31, 2016 and December 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

Demand and Savings Deposits – The fair values of demand and savings deposits approximate the carrying values of these liabilities because the balances may be withdrawn at any time without penalty.

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

Defined Benefit Plan Assets – The Nonqualified Defined Benefit Plan had no plan assets because it was not funded. The assets of the Qualified Defined Benefit Plan, which are invested in interest-bearing depository accounts and money market, debt and equity security mutual funds, are included at fair value in the Qualified Plan’s separate financial statements. Fair value measurement is based upon quoted prices of like or similar securities. The fair values of the Plan’s investments in interest-bearing depository accounts and money market, debt and equity security mutual funds are determined by quoted prices and are included as recurring Level 1 assets.  There were no assets or liabilities in the Qualified Defined Benefit Plan as of December 31, 2016 due to the termination and settlement of the plan during the fourth quarter of 2016.

Foreclosed Properties – Foreclosed properties are measured and recorded at the lower of cost or estimated fair value. The fair value of foreclosed properties is measured using the current appraised value of the property less the estimated expenses necessary to sell the property. Foreclosed properties are classified as nonrecurring Level 3 assets.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2016

Financial assets:
Cash and cash equivalents	$46,724	$-	$-	$46,724	$46,724
Securities available for sale	763	99,146	-	99,909	99,909
Securities held to maturity	-	3,875	-	3,875	3,672
Investments in FHLB stock	-	-	2,829	2,829	2,829
Loans held for sale	-	7,299	-	7,299	7,145
Loans receivable, net	-	-	595,305	595,305	597,038
Accrued interest receivable	-	-	2,328	2,328	2,328
Deferred compensation assets	1,426	-	-	1,426	1,426

Financial liabilities:
Demand deposits	-	-	516,125	516,125	516,125
Time deposits	-	-	130,397	130,397	131,498
Repurchase agreements	-	-	392	392	392
Federal Home Loan Bank Advances	-	-	50,717	50,717	50,000
Deferred compensation liabilities	1,430	-	-	1,430	1,430
Accrued interest payable	-	-	120	120	120

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2015

Financial assets:
Cash and cash equivalents	$33,401	$-	$-	$33,401	$33,401
Securities available for sale	758	136,797	-	137,555	137,555
Securities held to maturity	-	4,086	-	4,086	3,809
Investments in FHLB stock	-	-	2,807	2,807	2,807
Loans held for sale	-	7,169	-	7,169	7,018
Loans receivable, net	-	-	572,286	572,286	569,798
Accrued interest receivable	-	-	2,456	2,456	2,456
Deferred compensation assets	1,359	-	-	1,359	1,359

Financial liabilities:
Demand deposits	-	-	495,628	495,628	495,628
Time deposits	-	-	135,212	135,212	135,276
Repurchase agreements	-	-	324	324	327
Federal Home Loan Bank Advances	-	-	52,116	52,116	50,000
Deferred compensation liabilities	1,365	-	-	1,365	1,365
Accrued interest payable	-	-	121	121	121

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the years ended December 31,
2016 and December 31, 2015.

(Dollars in thousands)	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

December 31, 2016

Securities available for sale:
U.S. GSE and agency securities	$-	$2,089	$-	$2,089	$2,089
Asset-backed SBA securities	-	4,413	-	4,413	4,413
Residential mortgage-backed securities issued by GSEs	-	39,974	-	39,974	39,974
State and local government securities	-	52,670	-	52,670	52,670
Mutual funds	763	-	-	763	763
Total	$763	$99,146	$-	$99,909	$99,909

December 31, 2015

Securities available for sale:
U.S. GSE and agency securities	$-	$2,114	$-	$2,114	$2,114
Asset-backed SBA securities	-	17,144	-	17,144	17,144
Residential mortgage-backed securities issued by GSEs	-	50,948	-	50,948	50,948
State and local government securities	-	66,591	-	66,591	66,591
Mutual funds	758	-	-	758	758
Total	$758	$136,797	$-	$137,555	$137,555

Defined benefit plan assets:
Cash and cash equivalents	$652	$-	$-
Money market mutual funds	145	-	-
Debt security mutual funds	12,089	-	-
Equity security mutual funds	3,231	-	-

Defined benefit plan liabilities:
Administrative Fees	8	-	-
Total	$16,109	$-	$-

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

(Dollars in thousands)	Fair Value Measurement Using
Description	Level 1	Level 2	Level 3	Total Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

December 31, 2016

Impaired loans	$-	$-	$595	$595	$595
Foreclosed properties	-	-	1,806	1,806	1,806

December 31, 2015

Impaired loans	$-	$-	$1,876	$1,876	$1,876
Foreclosed properties	-	-	1,682	1,682	1,682

(1)	Properties recorded at cost and not market are excluded.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

December 31, 2016

Impaired loans	$595	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (23%)
Foreclosed properties	1,806	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (6%)

December 31, 2015

Impaired loans	$1,876	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (21%)
Foreclosed properties	1,682	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (5%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

The following financial information pertains to ASB Bancorp, Inc. (parent company only), and should be read in conjunction with the consolidated financial statements of the Company.

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2016	2015

Assets

Cash on deposit with bank subsidiary	$857	$711
Interest-earning deposits with other financial institutions	1,443	1,040
Total cash and cash equivalents	2,300	1,751
ESOP loan receivable	3,054	3,342
Investment in bank subsidiary	85,811	84,122
Other assets	41	535
Total assets	$91,206	$89,750

Liabilities and Shareholders’ Equity

Other liabilities	$69	$68
Total liabilities	69	68
Total shareholders’ equity	91,137	89,682
Total liabilities and shareholders’ equity	$91,206	$89,750

Condensed Statements of Net Income

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Dividend distributions from bank subsidiary	$3,910	$8,500	$5,000
Other interest and dividend income	115	125	150
Other noninterest income	-	-	(5)
Total income	4,025	8,625	5,145
Noninterest expenses	559	615	566
Total expenses	559	615	566
Income before income taxes and equity in income of bank subsidiary net of dividend distributions	3,466	8,010	4,579
Income tax benefit	(151)	(166)	(143)
Net income before equity in income of bank subsidiary net of dividend distributions	3,617	8,176	4,722
Equity in income of bank subsidiary net of dividend distributions	(2,399)	(4,601)	(2,233)
Net income	$1,218	$3,575	$2,489

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Operating Activities
Net income	$1,218	$3,575	$2,489
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of bank subsidiary net of dividend distributions	2,399	4,601	2,233
Net amortization of premiums on securities	-	-	32
Loss on sale of securities	-	-	5
Decrease (increase) in income tax receivable	507	(168)	(144)
Decrease in interest receivable	-	-	13
Net change in other assets and liabilities	(12)	11	31
Net cash provided by operating activities	4,112	8,019	4,659

Investing Activities
Securities available for sale:
Proceeds from sales	-	-	3,755
Principal repayments on mortgage-backed and asset-backed securities	-	-	412
ESOP principal payments received	288	279	271
Net cash provided by investing activities	288	279	4,438

Financing Activities
Proceeds from exercise of stock options	104	722	25
Proceeds from bank subsidiary for stock-based compensation expense	1,082	1,082	1,484
Common stock repurchased	(5,037)	(11,575)	(12,902)
Net cash used in financing activities	(3,851)	(9,771)	(11,393)

Net increase (decrease) in cash and cash equivalents	549	(1,473)	(2,296)

Cash and cash equivalents:
Beginning of period	1,751	3,224	5,520

End of period	$2,300	$1,751	$3,224

SUPPLEMENTAL DISCLOSURES:

Non-cash investing and financing transactions:
Change in unrealized gain on securities available for sale	$-	$-	$28
Change in deferred income taxes resulting from other comprehensive income	-	-	(11)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. UNAUDITED INTERIM FINANCIAL INFORMATION

The unaudited condensed statements of income (loss) for each of the quarters are summarized below for the periods indicated.

	Three Months Ended
(Dollars in thousands except per share data)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016

Interest and dividend income	$6,934	$6,982	$6,755	$6,677
Interest expense	875	871	854	844
Net interest income	6,059	6,111	5,901	5,833
Provision for (recovery of) loan losses	137	(92)	104	399
Net interest income after provision for (recovery of) loan losses	5,922	6,203	5,797	5,434
Noninterest income	1,941	2,290	2,476	2,049
Noninterest expenses	13,191	5,861	5,637	5,761
Income (loss) before income tax provision (benefit)	(5,328)	2,632	2,636	1,722
Income tax provision (benefit)	(2,004)	907	940	601
Net income (loss)	$(3,324)	$1,725	$1,696	$1,121

Net income (loss) per common share – Basic	$(0.97)	$0.51	$0.47	$0.31

Net income (loss) per common share – Diluted	$(0.97)	$0.48	$0.45	$0.30

	Three Months Ended
(Dollars in thousands except per share data)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015

Interest and dividend income	$6,533	$6,459	$6,289	$6,154
Interest expense	867	877	880	861
Net interest income	5,666	5,582	5,409	5,293
Provision for (recovery of) loan losses	(89)	191	65	194
Net interest income after provision for (recovery of) loan losses	5,755	5,391	5,344	5,099
Noninterest income	1,847	2,084	1,968	1,610
Noninterest expenses	5,921	5,837	6,010	5,772
Income before income tax provision	1,681	1,638	1,302	937
Income tax provision	735	496	437	315
Net income	$946	$1,142	$865	$622

Net income per common share – Basic	$0.25	$0.29	$0.22	$0.16

Net income per common share – Diluted	$0.24	$0.28	$0.21	$0.16

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended December 31, 2016.  In connection with the above evaluation of the effectiveness of the Company’s disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of ASB Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  ASB Bancorp, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, ASB Bancorp, Inc.’s management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

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

We have audited the internal control over financial reporting of ASB Bancorp, Inc. and Subsidiary (the “Company”) as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ASB Bancorp, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ASB Bancorp, Inc. and Subsidiary as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016, and our report, dated March 15, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ DIXON HUGHES GOODMAN LLP

Atlanta, Georgia
March 15, 2017

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

In response to this Item, this information is contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

In response to this Item, this information is contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information as of December 31, 2016 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

Equity Compensation Plan Information

Plan Category	Number Of securities To Be Issued Upon Exercise Of Outstanding Options Warrants And Rights (a)	Weighted-Average Exercise Price Of Outstanding Options Warrants And Rights (b)	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a) (c)

Equity compensation plans approved by security holders	443,900	$16.04	60,355
Equity compensation plans not approved by security holders	–	N/A	–
Total	443,900	$16.04	60,355

The remaining information required by Part III, Item 12 of Form 10-K is contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In response to this Item, this information is contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

In response to this Item, this information is contained in our Proxy Statement for the 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

3.1	Articles of Incorporation of ASB Bancorp, Inc. (1)
3.2	Bylaws of ASB Bancorp, Inc. (1)
3.3	Amendment of the Bylaws of ASB Bancorp, Inc., adopted September 15, 2014 (2)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (1)
10.1	Employment Agreement, amended and restated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Suzanne S. DeFerie * (3)
10.2	Employment Agreement, amended and restated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Kirby A. Tyndall * (3)
10.3	Employment Agreement, amended and restated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and David A. Kozak * (3)
10.4	Employment Agreement, amended and restated as of June 16, 2015, by and between ASB Bancorp, Inc., Asheville Savings Bank, S.S.B. and Vikki D. Bailey * (3)
10.5	Asheville Savings Bank, S.S.B. Change In Control Severance Plan * (4)
10.6	ASB Bancorp, Inc. Stock-Based Deferral Plan * (4)
10.7	ASB Bancorp, Inc. 2012 Equity Incentive Plan * (5)
10.8
Agreement, dated January 20, 2016, by and among ASB Bancorp, Inc., Asheville Savings Bank, S.S.B., Seidman and Associates, L.L.C., Seidman Investment Partnership, L.P., Seidman Investment Partnership II, L.P., Seidman Investment Partnership III, L.P., LSBK06-08, L.L.C., Broad Park Investors, L.L.C., Chewy Gooey Cookies, L.P., 2514 Multi-Strategy Fund, L.P., CBPS, LLC, Veteri Place Corporation, JBRC I, LLC, Lawrence B. Seidman, and Kenneth J. Wrench (6)

21.0	Subsidiaries of ASB Bancorp, Inc.
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

(Continued on following page)

(Continued from previous page)

101.0		The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language):
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

Name	Title	Date

/s/ SUZANNE S. DEFERIE	President and Chief Executive Officer	March 15, 2017
Suzanne S. DeFerie	(Principal Executive Officer)

/s/ KIRBY A. TYNDALL	Executive Vice President and	March 15, 2017
Kirby A. Tyndall	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ PATRICIA S. SMITH	Chairman of the	March 15, 2017
Patricia S. Smith	Board of Directors

/s/ JOHN B. GOULD	Vice Chairman of the	March 15, 2017
John B. Gould	Board of Directors

/s/ JOHN B. DICKSON	Director	March 15, 2017
John B. Dickson

/s/ LESLIE D. GREEN	Director	March 15, 2017
Leslie D. Green

/s/ KENNETH E. HORNOWSKI	Director	March 15, 2017
Kenneth E. Hornowski

/s/ STEPHEN P. MILLER	Director	March 15, 2017
Stephen P. Miller

/s/ LAWRENCE B. SEIDMAN	Director	March 15, 2017
Lawrence B. Seidman

/s/ ALISON J. SMITH	Director	March 15, 2017
Alison J. Smith

/s/ WYATT S. STEVENS	Director	March 15, 2017
Wyatt S. Stevens

/s/ KENNETH J. WRENCH	Director	March 15, 2017
Kenneth J. Wrench