Form 10-Q
period 2017-03-31
ASB Bancorp Inc
filed 2017-05-09
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 3,788,025 shares of Common Stock, par value $0.01 per share, issued and outstanding as of April 30, 2017.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	March 31, 2017	December 31, 2016*

Assets
Cash and due from banks	$10,742	$10,862
Interest-earning deposits with banks	49,709	35,862
Total cash and cash equivalents	60,451	46,724

Securities available for sale (amortized cost of $99,662 at March 31, 2017 and $102,482 at December 31, 2016)	97,463	99,909
Securities held to maturity (estimated fair value of $3,838 at March 31, 2017 and $3,875 at December 31, 2016)	3,643	3,672
Investment in Federal Home Loan Bank stock, at cost	1,565	2,829
Loans held for sale	4,238	7,145
Loans receivable (net of deferred loan fees of $172 at March 31, 2017 and $241 at December 31, 2016)	605,826	603,582
Allowance for loan losses	(6,573)	(6,544)
Loans receivable, net	599,253	597,038

Premises and equipment, net	10,997	11,122
Foreclosed real estate	5,055	5,069
Deferred income tax assets, net	3,520	3,863
Bank owned life insurance	10,271	10,185
Other assets	7,043	8,267

Total assets	$803,499	$795,823

Liabilities
Noninterest-bearing deposits	$133,201	$123,999
Interest-bearing deposits	548,868	523,624
Total deposits	682,069	647,623
Overnight and short-term borrowings	708	392
Federal Home Loan Bank advances	20,000	50,000
Accounts payable and other liabilities	6,982	6,671

Total liabilities	709,759	704,686

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 3,788,025 shares issued at March 31, 2017 and December 31, 2016	38	38
Additional paid-in capital	19,976	20,170
Retained earnings	79,140	77,306
Accumulated other comprehensive loss, net of tax	(1,626)	(1,865)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,747)	(2,824)
Unearned equity incentive plan shares	(661)	(1,310)
Stock-based deferral plan shares	(380)	(378)

Total shareholders’ equity	93,740	91,137

Total liabilities and shareholders’ equity	$803,499	$795,823

* Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016

Interest and dividend income
Loans, including fees	$6,294	$6,023
Securities	520	588
Other earning assets	109	66

Total interest and dividend income	6,923	6,677

Interest expense
Deposits	390	354
Federal Home Loan Bank advances	426	490

Total interest expense	816	844

Net interest income	6,107	5,833

Provision for loan losses	57	399

Net interest income after provision for loan losses	6,050	5,434

Noninterest income
Mortgage banking income	445	313
Deposit and other service charge income	734	663
Income from debit card services	429	435
Gain on sale of investment securities, net	27	456
Other noninterest income	311	182

Total noninterest income	1,946	2,049

Noninterest expenses
Salaries and employee benefits	3,231	3,313
Occupancy expense, net	430	434
Foreclosed property expenses	38	43
Data processing fees	617	667
Federal deposit insurance premiums	63	113
Advertising	101	102
Professional and outside services	220	320
Other noninterest expenses	888	769

Total noninterest expenses	5,588	5,761

Income before income tax provision	2,408	1,722

Income tax provision	574	601

Net income	$1,834	$1,121

Net income per common share – Basic	$0.53	$0.31

Net income per common share – Diluted	$0.50	$0.30

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Comprehensive Income
Net income	$1,834	$1,121
Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	(27)	(456)
Deferred income tax benefit	10	167
Gains arising during the period	401	1,507
Deferred income tax expense	(145)	(552)
Unrealized holding gains adjustment, net of tax	239	666

Defined Benefit Pension Plans:
Net periodic pension cost	(60)	(174)
Net pension gain	60	174

Total other comprehensive income	239	666

Comprehensive income	$2,073	$1,787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Three Months Ended March 31, 2017

Common stock
December 31, 2016	$38
March 31, 2017	$38

Additional paid-in capital
December 31, 2016	$20,170
ESOP shares allocated	191
Stock-based compensation expense	264
Vesting of restricted stock	(649)
March 31, 2017	$19,976

Retained earnings
December 31, 2016	$77,306
Net income	1,834
March 31, 2017	$79,140

Accumulated other comprehensive income (loss), net of tax
December 31, 2016	$(1,865)
Other comprehensive income	239
March 31, 2017	$(1,626)

Unearned ESOP shares
December 31, 2016	$(2,824)
ESOP shares allocated	77
March 31, 2017	$(2,747)

Unearned equity incentive plan shares
December 31, 2016	$(1,310)
Vesting of restricted stock	649
March 31, 2017	$(661)

Stock-based deferral plan shares
December 31, 2016	$(378)
Stock-based deferral plan shares purchased	(2)
March 31, 2017	$(380)

Total shareholders’ equity
December 31, 2016	$91,137
Net income	1,834
Other comprehensive income	239
ESOP shares allocated	268
Stock-based compensation expense	264
Stock-based deferral plan shares purchased	(2)
March 31, 2017	$93,740

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Operating Activities
Net income	$1,834	$1,121
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	57	399
Depreciation	193	194
Gain on sale of foreclosed real estate	(16)	-
Increase in cash surrender value of bank owned life insurance	(86)	-
Deferred income tax expense (benefit)	208	(7)
Net amortization of premiums on securities	475	585
Gain on sale of investment securities	(27)	(456)
Net amortization of deferred fees on loans	40	15
Mortgage loans originated for sale	(13,660)	(10,084)
Proceeds from sale of mortgage loans	17,012	13,062
Gain on sale of mortgage loans	(445)	(313)
ESOP compensation expense	268	192
Stock-based compensation expense	264	267
Excess tax benefits from equity awards	(228)	(136)
Decrease in income tax receivable	593	209
Decrease in interest receivable	107	179
Net change in other assets and liabilities	1,063	487

Net cash provided by operating activities	7,652	5,714

Investing Activities
Purchases of securities available for sale	(1,175)	(1,106)
Proceeds from sales of securities available for sale	1,194	18,248
Principal repayments on mortgage-backed and asset-backed securities	2,382	2,770
Redemption (purchase) of FHLB stock	1,264	(107)
Net increase in loans receivable	(2,312)	(19,726)
Net proceeds from sales of foreclosed real estate	30	49
Purchases of premises and equipment	(68)	(171)

Net cash provided by (used in) investing activities	1,315	(43)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Financing Activities
Net increase (decrease) in deposits	$34,446	$(2,489)
Net repayments of Federal Home Loan Bank advances	(30,000)	-
Net proceeds from overnight and short-term borrowings	316	372
Stock-based deferral plan shares purchased	(2)	-
Excess tax benefits from equity awards	-	136

Net cash provided by (used in) financing activities	4,760	(1,981)

Net increase in cash and cash equivalents	13,727	3,690
Cash and cash equivalents at beginning of period	46,724	33,401

Cash and cash equivalents at end of period	$60,451	$37,091

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest on deposits, advances and other borrowings	$865	$841
Income taxes	-	77

Non-cash investing and financing transactions:
Increase in unrealized gains and losses on securities available for sale	401	1,507
Decrease in deferred income taxes resulting from other comprehensive income	(135)	(385)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017.  These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three months ended March 31, 2017  are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

	Three Months Ended March 31, 2017
(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended March 31, 2017

Unrealized loss on securities	$(1,647)	$256	$(17)	$239	$(1,408)
Benefit plan liability	(218)	38	(38)	-	(218)
Accumulated other comprehensive income (loss), net of tax	$(1,865)	$294	$(55)	$239	$(1,626)

Three Months Ended March 31, 2016

Unrealized gain on securities	$265	$955	$(289)	$666	$931
Benefit plan liability	(5,326)	110	(110)	-	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(5,061)	$1,065	$(399)	$666	$(4,395)

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company’s reclassifications out of accumulated other comprehensive income are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Reclassification of securities gains recognized in net income	$(27)	$(456)	Gain on sale of investment securities
Deferred income tax expense	10	167	Income tax provision
Total reclassifications for the period	$(17)	$(289)	Net of tax

Net periodic pension cost	$(60)	$(174)	Salaries and employee benefits
Deferred income tax benefit	22	64	Income tax provision
Total reclassifications for the period	$(38)	$(110)	Net of tax

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

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pension Plan – The Bank has qualified and nonqualified defined benefit pension plans. The Bank recognizes the overfunded or underfunded status of the plans as an asset or liability in its consolidated balance sheets and recognizes changes in the funded status in the year in which the change occurs through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. GAAP requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  In November 2016, the Bank settled its qualified pension plan liability, which  was recognized in the fourth quarter of 2016 when participants received annuities or lump sum payments of their accrued benefit balances.  The Bank also decided to settle its non-qualified pension plan for all participants effective August 15, 2016.  The settlement is expected to be recognized in the third quarter of 2017. See note 5 included in the consolidated financial statements regarding the plan termination.

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during 2016 or during the first three months of 2017. The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

For diluted income per common share, net income available to common shareholders is divided by the weighted average number of common shares issued and outstanding for each period plus amounts representing the dilutive effect of stock options and restricted stock. The effects of restricted stock and stock options are excluded from the computation of diluted income per common share in periods in which the effect would be antidilutive. Potential common shares that might be issued by the Company relate solely to outstanding stock options and restricted stock and are determined using the treasury stock method.

Net income per common share has been computed based on the following:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2017	2016

Numerator:
Net income	$1,834	$1,121

Denominator:
Weighted average common shares outstanding	3,788,025	3,985,475
Less: Weighted average unvested restricted shares	(57,016)	(97,144)
Less: Weighted average unallocated ESOP shares	(278,609)	(309,964)
Weighted average common shares used to compute net income per common share – Basic	3,452,400	3,578,367
Add: Effect of dilutive securities	244,794	141,760
Weighted average common shares used to compute net income per common share – Diluted	3,697,194	3,720,127

Net income per common share – Basic	$0.53	$0.31

Net income per common share – Diluted	$0.50	$0.30

For the three months ended March 31, 2017, there were no options to purchase shares of common stock and there were no restricted stock shares excluded from the computation of net income per common share because their effect would be anti-dilutive.  For the three months ended March 31, 2016, options to purchase 71 shares of common stock were excluded from the computation of net income per common share because their effect would be anti-dilutive and there were no restricted stock shares excluded from the computation of net income per common share because their effect would be anti-dilutive.

During the first quarter of 2017, the Company adopted the new guidance in Accounting Standards Update ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis for the reporting for its 2012 Equity Incentive Plan.  The adoption had the effect of increasing net income by decreasing income taxes by $228,000 and increasing the weighted average common shares on a diluted basis by 41,359 shares.

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

Accounting Standards Update ASU 2016-09 – In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, ASU 2016-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2016.  Amongst other provisions upon adoption, the Company elected to continue to estimate forfeitures of equity-based awards. The Company adopted the new guidance on a prospective basis in the first quarter of 2017.  The adoption had the effect of increasing net income by decreasing income taxes by $228,000 and increasing the weighted average common shares on a diluted basis by 41,359 shares during the first quarter of 2017.

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

Accounting Standards Update ASU 2017-07 – In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in ASU 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017 and for interim periods within those annual periods.  Early adoption is permitted.  The amendments should be applied using a retrospective transition method to each period presented. The Company is currently evaluating this guidance to determine the impact on the Company’s consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2017

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$1,007	$-	$-	$1,007
After 1 year but within 5 years	1,079	-	(6)	1,073
Asset-backed securities issued by the Small Business Administration (SBA)	4,046	21	(8)	4,059
Residential mortgage-backed securities issued by GSEs (1)	38,347	94	(615)	37,826
State and local government securities due -
After 10 years	54,402	104	(1,775)	52,731
Mutual funds	781	-	(14)	767
Total	$99,662	$219	$(2,418)	$97,463

December 31, 2016

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$1,011	$-	$-	$1,011
After 1 year but within 5 years	1,085	-	(7)	1,078
Asset-backed securities issued by the Small Business Administration (SBA)	4,407	17	(11)	4,413
Residential mortgage-backed securities issued by GSEs (1)	40,619	88	(733)	39,974
State and local government securities due -
After 10 years	54,583	54	(1,967)	52,670
Mutual funds	777	-	(14)	763
Total	$102,482	$159	$(2,732)	$99,909

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2017 and December 31, 2016 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

March 31, 2017

U.S. GSE and agency securities due -
After 1 year but within 5 years	$1,005	$10	$-	$1,015
Residential mortgage-backed securities issued by GSEs (1)	197	16	-	213
State and local government securities due -
After 1 year but within 5 years	972	73	-	1,045
After 5 years but within 10 years	1,469	96	-	1,565
Total	$3,643	$195	$-	$3,838

December 31, 2016

U.S. GSE and agency securities due -
Within 1 year	$1,009	$18	$-	$1,027
Residential mortgage-backed securities issued by GSEs (1)	223	17	-	240
State and local government securities due -
After 5 years but within 10 years	2,440	168	-	2,608
Total	$3,672	$203	$-	$3,875

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2017 and December 31, 2016 or during the three- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment  category and length of time that individual securities have been in a continuous unrealized loss position,  at March 31, 2017 and December 31, 2016. The total number of securities with unrealized losses at  March 31, 2017 and December 31, 2016 were 48 and 56, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	March 31, 2017
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$1,073	$(6)	$-	$-	$1,073	$(6)
Asset-backed SBA	716	(1)	1,011	(7)	1,727	(8)
Residential mortgage-backed GSE (1)	14,880	(470)	16,081	(145)	30,961	(615)
State and local government	37,626	(1,775)	-	-	37,626	(1,775)
Mutual funds	767	(14)	-	-	767	(14)
Total temporarily impaired securities	$55,062	$(2,266)	$17,092	$(152)	$72,154	$(2,418)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at March 31, 2017 or during the three-month period then ended.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

	December 31, 2016
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

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at December 31, 2016 or during the twelve-month period then ended.

Investment securities pledged as collateral follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Pledged to Federal Reserve Discount Window	$7,555	$8,264
Pledged to repurchase agreements for commercial customers	1,073	840

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Interest income from taxable securities	$132	$220
Interest income from tax-exempt securities	388	368
Total interest income from securities	$520	$588

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Proceeds from sales of securities	$1,194	$18,248
Gross realized gains from sales of securities	27	470
Gross realized losses from sales of securities	-	(14)

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Commercial:
Commercial construction and land development	$22,865	$27,813
Commercial mortgage	245,997	241,125
Commercial and industrial	24,831	23,819
Total commercial	293,693	292,757
Non-commercial:
Non-commercial construction and land development	23,494	20,801
Residential mortgage	203,655	200,590
Revolving mortgage	65,071	66,870
Consumer	20,085	22,805
Total non-commercial	312,305	311,066
Total loans receivable	605,998	603,823
Less: Deferred loan fees	(172)	(241)
Total loans receivable net of deferred loan fees	605,826	603,582
Less: Allowance for loan losses	(6,573)	(6,544)
Loans receivable, net	$599,253	$597,038

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

March 31, 2017

Commercial:
Commercial construction and land development	$22,732	$133	$-	$-	$-	$22,865
Commercial mortgage	234,593	10,811	593	-	-	245,997
Commercial and industrial	23,914	711	206	-	-	24,831
Total commercial	281,239	11,655	799	-	-	293,693
Non-commercial:
Non-commercial construction and land development	23,494	-	-	-	-	23,494
Residential mortgage	197,298	5,771	586	-	-	203,655
Revolving mortgage	61,687	2,935	449	-	-	65,071
Consumer	19,438	585	62	-	-	20,085
Total non-commercial	301,917	9,291	1,097	-	-	312,305
Total loans receivable	$583,156	$20,946	$1,896	$-	$-	$605,998

December 31, 2016

Commercial:
Commercial construction and land development	$27,677	$136	$-	$-	$-	$27,813
Commercial mortgage	229,571	10,954	600	-	-	241,125
Commercial and industrial	22,872	735	212	-	-	23,819
Total commercial	280,120	11,825	812	-	-	292,757
Non-commercial:
Non-commercial construction and land development	20,801	-	-	-	-	20,801
Residential mortgage	193,235	6,200	1,155	-	-	200,590
Revolving mortgage	63,479	2,829	562	-	-	66,870
Consumer	22,360	393	52	-	-	22,805
Total non-commercial	299,875	9,422	1,769	-	-	311,066
Total loans receivable	$579,995	$21,247	$2,581	$-	$-	$603,823

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

March 31, 2017

Commercial:
Commercial construction and land development	$-	$-	$-	$22,865	$22,865
Commercial mortgage	-	-	-	245,997	245,997
Commercial and industrial	213	57	270	24,561	24,831
Total commercial	213	57	270	293,423	293,693
Non-commercial:
Non-commercial construction and land development	-	-	-	23,494	23,494
Residential mortgage	165	184	349	203,306	203,655
Revolving mortgage	14	213	227	64,844	65,071
Consumer	201	32	233	19,852	20,085
Total non-commercial	380	429	809	311,496	312,305
Total loans receivable	$593	$486	$1,079	$604,919	$605,998

December 31, 2016

Commercial:
Commercial construction and land development	$-	$-	$-	$27,813	$27,813
Commercial mortgage	-	-	-	241,125	241,125
Commercial and industrial	-	63	63	23,756	23,819
Total commercial	-	63	63	292,694	292,757
Non-commercial:
Non-commercial construction and land development	-	-	-	20,801	20,801
Residential mortgage	293	626	919	199,671	200,590
Revolving mortgage	156	240	396	66,474	66,870
Consumer	250	-	250	22,555	22,805
Total non-commercial	699	866	1,565	309,501	311,066
Total loans receivable	$699	$929	$1,628	$602,195	$603,823

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial and industrial	$57	$-	$63	$-
Total commercial	57	-	63	-
Non-commercial:
Residential mortgage	184	-	626	-
Revolving mortgage	295	-	323	-
Consumer	32	-	-	-
Total non-commercial	511	-	949	-
Total loans receivable	$568	$-	$1,012	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation. The balances of these loans were $16.6 million at March 31, 2017 and $16.7 million at December 31, 2016.

Loans made to directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Director and executive officer loans, beginning of period	$3,356	$3,530
New loans	85	191
Repayments of loans	(202)	(365)
Director and executive officer loans, end of period	$3,239	$3,356

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

(Dollars in thousands)	Commercial	Non- Commercial	Total

Three Months Ended March 31, 2017

Balance at beginning of period	$3,968	$2,576	$6,544
Provision for loan losses	8	49	57
Charge-offs	-	(53)	(53)
Recoveries	13	12	25
Balance at end of period	$3,989	$2,584	$6,573

(Dollars in thousands)	Commercial	Non- Commercial	Total

Three Months Ended March 31, 2016

Balance at beginning of period	$3,710	$2,579	$6,289
Provision for (recovery of) loan losses	464	(65)	399
Charge-offs	-	(8)	(8)
Recoveries	5	37	42
Balance at end of period	$4,179	$2,543	$6,722

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

March 31, 2017

Commercial:
Commercial construction and land development	$-	$247	$247	$-	$22,865	$22,865
Commercial mortgage	3	3,405	3,408	2,869	243,128	245,997
Commercial and industrial	5	329	334	205	24,626	24,831
Total commercial	8	3,981	3,989	3,074	290,619	293,693
Non-commercial:
Non-commercial construction and land development	-	200	200	-	23,494	23,494
Residential mortgage	18	1,334	1,352	1,630	202,025	203,655
Revolving mortgage	82	744	826	340	64,731	65,071
Consumer	-	206	206	-	20,085	20,085
Total non-commercial	100	2,484	2,584	1,970	310,335	312,305
Total loans receivable	$108	$6,465	$6,573	$5,044	$600,954	$605,998

December 31, 2016

Commercial:
Commercial construction and land development	$-	$295	$295	$-	$27,813	$27,813
Commercial mortgage	8	3,338	3,346	2,894	238,231	241,125
Commercial and industrial	6	321	327	212	23,607	23,819
Total commercial	14	3,954	3,968	3,106	289,651	292,757
Non-commercial:
Non-commercial construction and land development	-	177	177	-	20,801	20,801
Residential mortgage	22	1,309	1,331	2,172	198,418	200,590
Revolving mortgage	83	767	850	241	66,629	66,870
Consumer	-	218	218	-	22,805	22,805
Total non-commercial	105	2,471	2,576	2,413	308,653	311,066
Total loans receivable	$119	$6,425	$6,544	$5,519	$598,304	$603,823

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

March 31, 2017

Commercial:
Commercial mortgage	$2,869	$2,869	$-	$2,869	$3
Commercial and industrial	292	148	57	205	5
Total commercial	3,161	3,017	57	3,074	8
Non-commercial:
Residential mortgage	1,642	772	858	1,630	18
Revolving mortgage	354	82	258	340	82
Total non-commercial	1,996	854	1,116	1,970	100
Total impaired loans	$5,157	$3,871	$1,173	$5,044	$108

December 31, 2016

Commercial:
Commercial mortgage	$2,894	$2,894	$-	$2,894	$8
Commercial and industrial	697	149	63	212	6
Total commercial	3,591	3,043	63	3,106	14
Non-commercial:
Residential mortgage	2,089	583	1,589	2,172	22
Revolving mortgage	255	83	158	241	83
Total non-commercial	2,344	666	1,747	2,413	105
Total impaired loans	$5,935	$3,709	$1,810	$5,519	$119

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$-	$-	$126	$-
Commercial mortgage	2,878	31	3,648	32
Commercial and industrial	207	2	244	-
Total commercial	3,085	33	4,018	32
Non-commercial:
Residential mortgage	1,926	13	2,886	14
Revolving mortgage	302	-	93	-
Total non-commercial	2,228	13	2,979	14
Total loans receivable	$5,313	$46	$6,997	$46

The Bank did not restructure any loans during the three months ended March 31, 2017 and March 31, 2016. There were no loans modified as TDRs within the preceding twelve months that stopped performing during the three months ended March 31, 2017 and March 31, 2016.

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

The Bank’s loans that were considered to be TDRs follow:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Nonperforming restructured loans	$12	$13
Performing restructured loans	4,461	4,543
Total	$4,473	$4,556

As of March 31, 2017 and December 31, 2016, the Bank had $119,000 and $496,000, respectively, of residential real estate loans in the process of foreclosure and $953,000 of foreclosed residential real estate property included in foreclosed real estate for both periods.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS

Defined Benefit Plans – Prior to November 2016, the Bank had a qualified defined benefit pension plan covering substantially all of its employees. The benefits were based on years of service and the employee’s compensation during employment. The Bank’s funding policy was based on actuarially determined amounts. Prior service costs were amortized using the straight line method. Contributions were intended to provide for not only benefits attributed to service to date but also for those expected to be earned in the future. In addition, the Bank currently has a non-qualified plan covering certain officers whose benefit under the qualified plan would be reduced as a result of Internal Revenue Code limitations. The non-qualified plan is an unfunded plan and any benefits payable shall be paid from the general assets of the Bank.

The Bank settled its qualified pension plan liability in November 2016 for all participants. The settlement was recognized in the fourth quarter of 2016 when participants received annuities or lump sum payments of their accrued benefit balances. The Bank decided to settle its non-qualified pension plan for all participants effective August 15, 2016.  The settlement expense is estimated at $200,000 and is expected to be recognized in the third quarter of 2017.

Net periodic cost related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$6	$14
Amortization of net loss	60	12
Net periodic pension cost	$66	$26

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$-	$235
Expected return on plan assets	-	(200)
Amortization of net loss	-	162
Net periodic pension cost	$-	$197

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

Shares held by the ESOP include the following:

March 31, 2017

Allocated ESOP shares, December 31, 2016	141,710
ESOP shares committed to be released during the period	7,739
ESOP shares withdrawn during the period	(18)
Unallocated ESOP shares	274,740
Total ESOP shares	424,171

Fair value of unallocated ESOP shares (dollars in thousands)	$9,341

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

Total expense recognized in connection with the ESOP follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

ESOP expense	$268	$192

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

Share-based compensation expenses related to restricted stock and stock options recognized for the three months ended March 31, 2017 and 2016 were $264,000 and $267,000, respectively.

The table below presents restricted stock award activity for the periods indicated:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2015	121,610	$15.75
Vested and released to participants	(40,297)	15.74
Unvested restricted shares at December 31, 2016	81,313	$15.75
Vested and released to participants	(40,296)	15.74
Unvested restricted shares at March 31, 2017	41,017	$15.78

There were no restricted stock awards granted or forfeited during the three-month period ended March 31, 2017.

At March 31, 2017, unrecognized compensation expense, adjusted for expected forfeitures, was $525,000 related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 0.90 years at March 31, 2017.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents stock option activity for the periods indicated:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2015	60,355	450,500	$16.03	7.24	$4,473
Exercised	-	(6,600)	15.71
Outstanding at December 31, 2016	60,355	443,900	$16.04	6.24	$6,089

Outstanding at March 31, 2017	60,355	443,900	$16.04	6.00	$7,975

Options exercisable at March 31, 2017		337,800	$15.90	5.94	$6,115

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model.  There were no stock options granted, exercised or forfeited during the three-month periods ended March 31, 2017 and March 31, 2016.

At March 31, 2017, the Company had $433,000 of unrecognized compensation expense related to stock options.  The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 1.24 years at March 31, 2017. There were 337,800 options vested and exercisable at March 31, 2017.

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$191,157	$190,213
Commitments under standby letters of credit	274	604
Total	$191,431	$190,817

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

The fair value estimates presented below are based on pertinent information available to management as of March 31, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes certain U.S. Government and agency mortgage-backed debt securities, SBA asset-backed securities, securities issued by state and local governments, corporate debt securities and loans held for sale.

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

Defined Benefit Plan Assets – The Nonqualified Defined Benefit Plan had no plan assets because it was not funded. The assets of the Qualified Defined Benefit Plan, which are invested in interest-bearing depository accounts and money market, debt and equity security mutual funds, are included at fair value in the Qualified Plan’s separate financial statements. Fair value measurement is based upon quoted prices of like or similar securities. The fair values of the Plan’s investments in interest-bearing depository accounts and money market, debt and equity security mutual funds are determined by quoted prices and are included as recurring Level 1 assets.  There were no assets or liabilities in the Qualified Defined Benefit Plan as of March 31, 2017 due to the termination and settlement of the plan during the fourth quarter of 2016.

Foreclosed Properties – Foreclosed properties are measured and recorded at the lower of cost or estimated fair value. The fair value of foreclosed properties is measured using the current appraised value of the property less the estimated expenses necessary to sell the property. Foreclosed properties are classified as nonrecurring Level 3 assets.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

March 31, 2017

Financial assets:
Cash and cash equivalents	$60,451	$-	$-	$60,451	$60,451
Securities available for sale	767	96,696	-	97,463	97,463
Securities held to maturity	-	3,838	-	3,838	3,643
Investments in FHLB stock	-	-	1,565	1,565	1,565
Loans held for sale	-	4,349	-	4,349	4,238
Loans receivable, net	-	-	597,906	597,906	599,253
Accrued interest receivable	-	-	2,221	2,221	2,221
Deferred compensation assets	1,406	-	-	1,406	1,406

Financial liabilities:
Demand deposits	-	-	541,379	541,379	541,379
Time deposits	-	-	139,410	139,410	140,690
Repurchase agreements	-	-	707	707	708
Federal Home Loan Bank Advances	-	-	20,394	20,394	20,000
Deferred compensation liabilities	1,409	-	-	1,409	1,409
Accrued interest payable	-	-	71	71	71

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2016

Financial assets:
Cash and cash equivalents	$46,724	$-	$-	$46,724	$46,724
Securities available for sale	763	99,146	-	99,909	99,909
Securities held to maturity	-	3,875	-	3,875	3,672
Investments in FHLB stock	-	-	2,829	2,829	2,829
Loans held for sale	-	7,299	-	7,299	7,145
Loans receivable, net	-	-	595,305	595,305	597,038
Accrued interest receivable	-	-	2,328	2,328	2,328
Deferred compensation assets	1,426	-	-	1,426	1,426

Financial liabilities:
Demand deposits	-	-	516,125	516,125	516,125
Time deposits	-	-	130,397	130,397	131,498
Repurchase agreements	-	-	392	392	392
Federal Home Loan Bank Advances	-	-	50,717	50,717	50,000
Deferred compensation liabilities	1,430	-	-	1,430	1,430
Accrued interest payable	-	-	120	120	120

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the three months ended March 31, 2017 and March 31, 2016.

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets	Assets/ Liabilities Measured At Fair Value

March 31, 2017

Securities available for sale:
U.S. GSE and agency securities	$-	$2,080	$-	$2,080	$2,080
Asset-backed SBA securities	-	4,059	-	4,059	4,059
Residential mortgage-backed securities issued by GSEs	-	37,826	-	37,826	37,826
State and local government securities	-	52,731	-	52,731	52,731
Mutual funds	767	-	-	767	767
Total	$767	$96,696	$-	$97,463	$97,463

December 31, 2016

Securities available for sale:
U.S. GSE and agency securities	$-	$2,089	$-	$2,089	$2,089
Asset-backed SBA securities	-	4,413	-	4,413	4,413
Residential mortgage-backed securities issued by GSEs	-	39,974	-	39,974	39,974
State and local government securities	-	52,670	-	52,670	52,670
Mutual funds	763	-	-	763	763
Total	$763	$99,146	$-	$99,909	$99,909

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

(Dollars in thousands)	Fair Value Measurement Using			Total
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)	Assets/ Liabilities Measured At Fair Value (1)

March 31, 2017

Impaired loans	$-	$-	$404	$404	$404
Foreclosed properties	-	-	1,792	1,792	1,792

December 31, 2016

Impaired loans	$-	$-	$595	$595	$595
Foreclosed properties	-	-	1,806	1,806	1,806

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the three-month periods ended  March 31, 2017 and March 31, 2016.  If valuation techniques are deemed necessary, the Company  considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

March 31, 2017

Impaired loans	$404	Discounted appraisals (2)	Collateral discounts (3)	0%-26% (19%)
Foreclosed properties	1,792	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (6%)

December 31, 2016

Impaired loans	$595	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (23%)
Foreclosed properties	1,806	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (6%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. BUSINESS COMBINATIONS

On May 1, 2017, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with First Bancorp, the holding company for First Bank, Southern Pines, North Carolina.  Under the Merger Agreement, the Company will merge with and into First Bancorp (the “Merger”), and the Bank will merge with and into First Bank.  The aggregate merger consideration has a total current value of approximately $175 million, or $43.12 per share.

Subject to the terms and conditions of the Merger Agreement, the Company's shareholders will have the right to receive 1.44 shares of First Bancorp common stock or $41.90 in cash, or a combination thereof, for each share of the Company's common stock.  The total merger consideration will be prorated as necessary to ensure that 10% of the total outstanding shares of the Company's common stock will be exchanged for cash, and 90% of the total outstanding shares of the Company's common stock will be exchanged for shares of the First Bancorp common stock in the Merger, provided that the number of shares of First Bancorp's common stock to be issued will not exceed 19.9% of the number of shares of First Bancorp's common stock issued and outstanding immediately before the effective time of the Merger, and to the extent the number of shares of First Bancorp's common stock would exceed 19.9%, the proration of the total merger consideration will be appropriately adjusted. Additionally, at closing each outstanding and unexercised option to acquire shares of the Company's common stock, whether or not previously vested, will be cancelled in exchange for a cash payment of $41.90 minus the exercise price for each Company share subject to such stock option.

The Merger Agreement has been unanimously approved by the boards of directors of each of the Company and First Bancorp. The closing of the Merger is subject to the approval of the Company's shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by First Bancorp with respect to the shares of First Bancorp common stock to be issued in the Merger, and other customary closing conditions.  The parties anticipate closing the Merger during the fourth quarter of 2017.

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
•
our ability to successfully consummate our previously announced merger with First Bancorp, including the ability to obtain required governmental approvals of the merger on the proposed terms and schedule or that the terms of the proposed merger may need to be unfavorably modified to satisfy such approvals or other closing conditions;

•	the diversion of management time from core banking functions due to merger-related issues;
•	potential difficulty in maintaining relationships with customers, associates or business partners as a result of our previously announced merger with First Bancorp;
•	a decline in real estate values;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative, regulatory or supervisory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	increased cybersecurity risk, including potential business disruptions or financial losses;
•	changes in technology;
•	our ability to attract and retain key personnel;
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board or the Public Company Accounting Oversight Board; and
•	the risks outlined in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies

During the three-month period ended March 31, 2017, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

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

Pension Plan. The Company had a noncontributory defined benefit pension plan. This plan was accounted for under the provisions of FASB ASC Topic 715: Compensation-Retirement Benefits (“FASB ASC Topic 715”), which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. FASB ASC Topic 715 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. Management must make certain estimates and assumptions when determining the projected benefit obligation. These estimates and assumptions include the expected return on plan assets and the appropriate discount rate to be used in determining the present value of the obligation. In November 2016, the Bank settled its qualified pension plan liability, which was recognized in the fourth quarter of 2016 when participants received annuities or lump sum payments of their accrued benefit balances. See note 5 included in the consolidated financial statements regarding the plan termination.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at March 31, 2017 and our operating performance for the three-month period ended March 31, 2017. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

The following table provides the changes in our significant asset and liability categories at March 31, 2017 compared to December 31, 2016.

(Dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change

Interest-earning assets:
Interest-earning deposits with banks and overnight and short-term investments	$49,709	$35,862	$13,847	38.6%
Investment securities	101,106	103,581	(2,475)	-2.4%
Investments held at cost	1,565	2,829	(1,264)	-44.7%
Loans held for sale	4,238	7,145	(2,907)	-40.7%
Loans receivable, net of deferred fees	605,826	603,582	2,244	0.4%
Total interest-earning assets	762,444	752,999	9,445	1.3%

Noninterest-earning assets:
Cash and due from banks	10,742	10,862	(120)	-1.1%
Allowance for loan losses	(6,573)	(6,544)	(29)	-0.4%
Premises and equipment, net of accumulated depreciation	10,997	11,122	(125)	-1.1%
Foreclosed real estate	5,055	5,069	(14)	-0.3%
Deferred income tax assets, net of deferred income tax liabilities	3,520	3,863	(343)	-8.9%
Bank owned life insurance	10,271	10,185	86	0.8%
Other assets	7,043	8,267	(1,224)	-14.8%
Total noninterest-earning assets	41,055	42,824	(1,769)	-4.1%

Total assets	$803,499	$795,823	$7,676	1.0%

Interest-bearing liabilities:
Interest-bearing deposits	$548,868	$523,624	$25,244	4.8%
Overnight and short-term borrowings	708	392	316	80.6%
Federal Home Loan Bank advances	20,000	50,000	(30,000)	-60.0%
Total interest-bearing liabilities	569,576	574,016	(4,440)	-0.8%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	133,201	123,999	9,202	7.4%
Accounts payable and other liabilities	6,982	6,671	311	4.7%
Total noninterest-bearing liabilities	140,183	130,670	9,513	7.3%

Total liabilities	709,759	704,686	5,073	0.7%

Total equity	93,740	91,137	2,603	2.9%

Total liabilities and equity	$803,499	$795,823	$7,676	1.0%

Cash and cash equivalents	$60,451	$46,724	$13,727	29.4%
Total core deposits (excludes certificate accounts)	541,379	516,125	25,254	4.9%
Total certificates of deposit	140,690	131,498	9,192	7.0%
Total deposits	682,069	647,623	34,446	5.3%
Total funding liabilities	702,777	698,015	4,762	0.7%

Assets. Total assets increased $7.7 million, or 1.0%, to $803.5 million at March 31, 2017 from $795.8 million at December 31, 2016. Cash and cash equivalents increased $13.7 million, or 29.4%, to $60.5 million at March 31, 2017 from $46.7 million at December 31, 2016, primarily attributable to deposit growth. Investment securities decreased $2.5 million, or 2.4%, to $101.1 million at March 31, 2017 from $103.6 million at December 31, 2016, primarily due to the redeployment of investment securities to fund loan growth. Loans receivable, net of deferred fees, increased $2.2 million, or 0.4%, to $605.8 million at March 31, 2017 from $603.6 million at December 31, 2016 as new loan originations, primarily residential mortgage and commercial real estate loan originations, exceeded loan repayments, prepayments and foreclosures.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016

Loans originated:
Commercial:
Commercial mortgage	$17,486	$26,549
Construction and land development	-	4,778
Commercial and industrial	12,690	3,686
Non-commercial:
Residential mortgage	17,878	15,638
Construction and land development	11,600	10,046
Revolving mortgage	4,565	6,141
Consumer	149	85
Total loans originated	$64,368	$66,923

Loan principal payments, prepayments and payoffs	$48,146	$30,212

Residential mortgage loans sold	$17,012	$13,062

Nonperforming Assets. Nonperforming assets totaled $5.8 million, or 0.72% of total assets, at March 31, 2017 compared to $6.3 million, or 0.79% of total assets, at December 31, 2016. Nonperforming assets included $568,000 in nonperforming loans and $5.2 million in foreclosed real estate and repossessed assets at March 31, 2017 compared to $1.0 million and $5.3 million, respectively, at December 31, 2016.

Nonperforming loans decreased $444,000 to $568,000, or 0.09% of total loans, at March 31, 2017 compared to $1.0 million, or 0.17% of total loans, at December 31, 2016. Residential mortgage nonperforming loans decreased $442,000, and revolving nonperforming loans decreased $28,000 for the first three months of 2017, which was partially offset by an increase of $32,000 in consumer nonperforming loans. Performing troubled debt restructurings (“TDRs”) decreased $82,000, or 1.8%, when comparing the same periods. Total performing TDRs and nonperforming assets decreased $546,000, or 5.0%, to $10.3 million, or 1.28% of total assets, at March 31, 2017 from $10.8 million, or 1.36% of total assets, at December 31, 2016.

At March 31, 2017, nonperforming loans included four revolving home equity loans that totaled $295,000, one residential mortgage loan in the amount of $184,000, two commercial and industrial loans that totaled $57,000 and two consumer loans that totaled $32,000. As of March 31, 2017, the nonperforming loans had specific reserves totaling $82,000. TDRs were $4.5 million at March 31, 2017 and $4.6 million at December 31, 2016. There were no additions to TDRs during the three months ended March 31, 2017. At March 31, 2017, all of the $4.5 million in TDRs were performing, with the exception of $12,000, which were not performing according to their restructured terms and were included as nonaccruing loans.

Foreclosed real estate at March 31, 2017 included seven properties with a total recorded amount of $5.1 million compared to ten properties with a total recorded amount of $5.1 million at December 31, 2016. During the three months ended March 31, 2017, no new properties were added to foreclosed real estate, while three properties in the amount of $30,000 were sold with an additional gain of $16,000. The Bank recorded no additional loss provisions on foreclosed real estate during the first three months of 2017, and there were no capital additions during the period.

Liabilities. Total deposits increased $34.4 million, or 5.3%, to $682.1 million at March 31, 2017 from $647.6 million at December 31, 2016. During the three months ended March 31, 2017, we continued our focus on core deposit growth, from which we exclude certificates of deposit. Core deposits increased $25.3 million, or 4.9%, to $541.4 million at March 31, 2017 from $516.1 million at December 31, 2016.

Commercial checking and money market accounts increased $14.3 million, or 9.2%, to $169.6 million at March 31, 2017 from $155.3 million at December 31, 2016, reflecting expanded sources of lower cost funding. Our efforts to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects our commitment to establishing diversified relationships with business clients.

Certificates of deposit increased $9.2 million, or 7.0%, to $140.7 million at March 31, 2017 from $131.5 million at December 31, 2016, which included an $11.2 million increase in longer term brokered deposits since December 31, 2016. Accounts payable and other liabilities increased $311,000, or 4.7%, to $7.0 million at March 31, 2017 from $6.7 million at December 31, 2016. The increase in accounts payable and other liabilities at March 31, 2017 was primarily attributable to escrow payments made by borrowers.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview. Net income was $1.8 million, or $0.50 per diluted common share, for the three months ended March 31, 2017, compared to $1.1 million, or $0.30 per diluted common share, for the three months ended March 31, 2016. Income before income taxes increased $686,000 in 2017, primarily due to a decrease of $342,000 in provision for loan losses and an increase of $274,000 in net interest income.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	$ Change	% Change

Interest and dividend income	$6,923	$6,677	$246	3.7%
Interest expense	816	844	(28)	-3.3%
Net interest income	6,107	5,833	274	4.7%
Provision for loan losses	57	399	(342)	-85.7%
Net interest income after provision for loan losses	6,050	5,434	616	11.3%
Noninterest income	1,946	2,049	(103)	-5.0%
Noninterest expenses	5,588	5,761	(173)	-3.0%
Income before income tax provision	2,408	1,722	686	39.8%
Income tax provision	574	601	(27)	-4.5%
Net income	1,834	1,121	713	63.6%

Net Interest Income. Net interest income increased by $274,000, or 4.7%, to $6.1 million for the three months ended March 31, 2017 compared to $5.8 million for the three months ended March 31, 2016. Interest income on loans increased $271,000, primarily resulting from an $18.3 million increase in average loan balances and a 9 basis point increase in the average yield on loans. Interest on investment securities decreased $68,000, attributable to a $23.3 million decrease in the average balance of investment securities, which was partially offset by a 30 basis point increase in the average yield earned on the investment portfolio. Interest expense decreased $28,000, or 3.3%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The lower interest expense was primarily attributable to the repayment of $30.0 million in Federal Home Loan Bank advances that matured in March 2017, which was partially offset by a 2 basis points rate increase on total interest-bearing deposits and higher average balances of interest-bearing deposits. For the same comparable three-month periods, average noninterest-bearing deposits grew $11.4 million, or 10.0%, which provided deposit funding growth without adding deposit interest expense.

Provision for Loan Losses. The Company recorded a provision for loan losses in the amount of $57,000 for the three months ended March 31, 2017 compared to $399,000 for the three months ended March 31, 2016. The Company charged off $53,000 in loans for the first quarter of 2017 compared to $8,000 for the first quarter of 2016. The decrease in the three-month provision for loan losses was primarily due to continued improvement in asset quality and the payoff of a residential nonperforming loan for $434,000 during the first quarter of 2017. The allowance for loan losses was 1.08% of total loans at March 31, 2017 and December 31, 2016 compared to 1.13% at March 31, 2016.

Noninterest Income. Noninterest income decreased $103,000, or 5.0%, to $1.9 million for the three months ended March 31, 2017 from $2.0 million for the three months ended March 31, 2016. The decrease in noninterest income during the 2017 period was primarily due to a $429,000 decrease in gains realized from the sale of investment securities, which was partially offset by increases of $132,000 in mortgage banking income, $87,000 in income from investments in bank owned life insurance and $71,000 in deposit and other service charge income. The increase in mortgage banking income was attributable to higher volumes of residential mortgage loans originated and sold during the 2017 period. Increased income on deposit and other fees primarily related to commercial checking accounts.

Noninterest Expenses. Noninterest expenses decreased $173,000, or 3.0%, to $5.6 million for the three months ended March 31, 2017 from $5.8 million for the three months ended March 31, 2016. The lower 2017 noninterest expenses primarily reflected decreases of $100,000 in professional and outside services, $82,000 in salaries and employee benefits, $50,000 in data processing fees, and $50,000 in federal deposit insurance premiums, which were partially offset by increases of $72,000 in debit card expenses and $55,000 in training and recruiting expenses. The decrease in salaries and employee benefits included a $197,000 reduction in pension plan expenses that resulted from the termination of the qualified pension plan during the fourth quarter of 2016, which was partially offset by increases in other employee benefits.

Income Tax Provision. Income tax expense decreased by $27,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily attributable to the offset of an income tax benefit of $228,000 due to the adoption of a new accounting pronouncement during the first quarter of 2017 related to the tax benefit on restricted stock vested and released during the quarter for the Company's equity incentive plan. The income tax benefit was previously recognized in the equity section of the balance sheet as a credit to additional paid-in capital. The income tax benefit was partially offset by the increase in pre-tax income for the first three months of 2017. The effective tax rate, excluding the income tax benefit discussed above was 33.31% for the three months ended March 31, 2017 compared to 34.90% for the three months ended March 31, 2016, with the decrease primarily resulting in a 1% reduction in the state income tax rate compared to the first quarter of 2016.

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

	For The Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance (1)	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$42,502	$79	0.75%	$24,283	$32	0.53%
Loans receivable	611,614	6,294	4.17%	593,341	6,023	4.08%
Investment securities	58,903	408	3.72%	58,214	388	3.54%
Mortgage-backed and similar securities	43,535	112	1.04%	67,539	200	1.19%
Other interest-earning assets	2,594	30	4.69%	2,886	34	4.74%
Total interest-earning assets	759,148	6,923	3.77%	746,263	6,677	3.67%
Allowance for loan losses	(6,583)			(6,408)
Noninterest-earning assets	47,389			36,768

Total assets	$799,954			$776,623

Liabilities and equity

NOW accounts	$162,550	50	0.12%	$156,491	52	0.13%
Money market accounts	171,757	80	0.19%	170,888	73	0.17%
Savings accounts	60,685	14	0.09%	49,603	12	0.10%
Certificates of deposit	135,764	246	0.73%	132,056	217	0.66%
Total interest-bearing deposits	530,756	390	0.30%	509,038	354	0.28%
Overnight and short-term borrowings	666	-	0.00%	719	-	0.00%
Federal Home Loan Bank advances	44,444	426	3.89%	50,000	490	3.94%
Total interest-bearing liabilities	575,866	816	0.57%	559,757	844	0.61%
Noninterest-bearing deposits	124,963			113,592
Other noninterest-bearing liabilities	6,304			11,860
Total liabilities	707,133			685,209

Total equity	92,821			91,414

Total liabilities and equity	$799,954			$776,623

Net interest income		$6,107			$5,833

Interest rate spread			3.20%			3.06%
Net interest margin			3.33%			3.21%
Average interest-earning assets to average interest-bearing liabilities	131.83%			133.32%

(1)	Certain amounts for prior periods were reclassified to conform to the March 31, 2017 presentation. The reclassifications had no effect on net income or equity as previously reported.

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

	Three Months Ended March 31, 2017 Compared To The Three Months Ended March 31, 2016
	Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$30	$17	$47
Loans receivable	187	84	271
Investment securities	5	15	20
Mortgage-backed and similar securities	(64)	(24)	(88)
Other interest-earning assets	(3)	(1)	(4)
Total interest-earning assets	155	91	246

Interest expense:
NOW accounts	2	(4)	(2)
Money market accounts	-	7	7
Savings accounts	3	(1)	2
Certificates of deposit	6	23	29
Total interest-bearing deposits	11	25	36
Federal Home Loan Bank advances	(53)	(11)	(64)
Total interest-bearing liabilities	(42)	14	(28)

Net increase in interest income	$197	$77	$274

With the prolonged low interest rate environment, the interest rate component continues to reflect the pressures of net interest margin compression. The growth in loans has led to favorable changes in the volume component and overall net interest income levels in 2017 compared to 2016.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial and industrial	$57	$63	$(6)	-9.5%
Total commercial	57	63	(6)	-9.5%
Non-commercial:
Residential mortgage	184	626	(442)	-70.6%
Revolving mortgage	295	323	(28)	-8.7%
Consumer	32	-	32	n/a
Total non-commercial	511	949	(438)	-46.2%
Total nonaccruing loans (1)	568	1,012	(444)	-43.9%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	568	1,012	(444)	-43.9%

Foreclosed real estate	5,055	5,069	(14)	-0.3%
Repossessed assets	184	190	(6)	-3.2%

Total nonperforming assets	5,807	6,271	(464)	-7.4%

Performing troubled debt restructurings (2)	4,461	4,543	(82)	-1.8%
Performing troubled debt restructurings and total nonperforming assets	$10,268	$10,814	(546)	-5.0%

Allowance for loan losses	$6,573	$6,544

Total loans	$605,826	$603,582

Allowance as a percentage of total loans	1.08%	1.08%
Allowance as a percentage of nonperforming loans	1,157.22%	646.64%
Total nonperforming loans to total loans	0.09%	0.17%
Total nonperforming loans to total assets	0.07%	0.13%
Total nonperforming assets to total assets	0.72%	0.79%
Performing troubled debt restructurings and total nonperforming assets to total assets	1.28%	1.36%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans by allowing interest-only payments on more than a temporary basis, reducing interest rates, forgiving principal, or a combination of these to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $4.5 million at March 31, 2017 and $4.6 million at December 31, 2016. There were no loans restructured during the three months ended March 31, 2017. At March 31, 2017, $12,000 of the total $4.5 million of TDRs were not performing according to their restructured terms and were included in the previous nonperforming assets table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $14,000 for the three months ended March 31, 2017 compared to $46,000 for the three months ended March 31, 2016. Interest income of $46,000 related to impaired loans was recognized for each of the three-month periods ended March 31, 2017 and 2016.

At March 31, 2017, our nonaccruing loans of $568,000, including nonperforming TDRs, were primarily comprised of the following:

● Residential Mortgage Loans

○	Five loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $479,000 as of March 31, 2017.

At March 31, 2017, our performing TDRs of $4.5 million included the following:

● Commercial Mortgage Loans

○
One loan for the purchase of an existing mobile home park to be used for future development secured by nonowner-occupied commercial real estate located in coastal South Carolina. The loan was modified in the fourth quarter of 2014, which extended the terms of the loan and required scheduled principal payments. The future performance of the loan is dependent upon the guarantor group’s willingness and ability to service the debt. Such willingness and ability was demonstrated by the fact that, as of March 31, 2017, the loan was a performing TDR with a balance of $2.9 million that matures in May of 2017. As of March 31, 2017, the loan was considered impaired and had a specific reserve of $3,000.

● Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.4 million as of March 31, 2017.

Foreclosed properties consisted of the following at the dates indicated.

	March 31, 2017		December 31, 2016
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	5	$4,102	8	$4,116
Residential mortgage	2	953	2	953
Total	7	$5,055	10	$5,069

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Three Months Ended March 31, 2017

Beginning balance	$5,069
Gain on sale of foreclosed properties	16
Net proceeds from sales of foreclosed properties	(30)
Ending balance	$5,055

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million. During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013. During 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit. During 2015, the Bank sold one retail unit and two office units. During 2016, the Bank sold one retail unit. During the three months ended March 31, 2017, there were no units sold. As of March 31, 2017, the adjusted recorded amount was $3.3 million for the remaining six retail units and five office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	March 31, 2017	December 31, 2016	$ Change	% Change

Adversely classified loans:
Substandard	$1,896	$2,581	$(685)	-26.5%
Doubtful	-	-	-	0.0%
Total adversely classified loans	1,896	2,581	(685)	-26.5%
Special mention loans	20,946	21,247	(301)	-1.4%
Total classified and special mention loans	22,842	23,828	(986)	-4.1%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$22,842	$23,828	$(986)	-4.1%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At March 31, 2017, substandard loans totaling $1.9 million included $568,000 in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.3 million in performing substandard loans included the following:

● Commercial Mortgage Loans

○	Two loans to one borrower on two commercial properties located in western North Carolina. As of March 31, 2017, the loans were performing with a total balance of $593,000.

● Residential Mortgage Loans

○	Six loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $557,000 as of March 31, 2017.

Adversely classified assets include loans that are classified due to factors other than payment delinquencies, such as the absence of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and therefore, are not included as nonperforming assets.

At March 31, 2017, special mention loans included the Bank’s largest performing TDR commercial mortgage as previously discussed.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $60.5 million, including $49.7 million in interest-bearing deposits in other banks, of which $45.4 million was on deposit with the Federal Reserve Bank. Investment securities totaling $97.5 million at March 31, 2017 classified as available-for-sale provided an additional source of liquidity. In addition, at March 31, 2017, we had the ability to borrow a total of approximately $125.5 million from the Federal Home Loan Bank of Atlanta and approximately $7.2 million from the Federal Reserve Bank’s discount window. At March 31, 2017, we had $20.0 million in Federal Home Loan Bank advances outstanding and $8.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At March 31, 2017, we had $191.2 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of March 31, 2017 totaled $73.4 million, or 52.2%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including new certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At March 31, 2017

Long-term debt obligations	$20,000	$10,000	$10,000	$-	$-
Operating lease obligations	1,521	239	478	478	326
Total	$21,521	$10,239	$10,478	$478	$326

At December 31, 2016

Long-term debt obligations	$50,000	$40,000	$10,000	$-	$-
Operating lease obligations	1,623	281	478	478	386
Total	$51,623	$40,281	$10,478	$478	$386

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

The rules include certain new and higher risk-based capital and leverage requirements than those previously in place. Specifically, the following minimum capital requirements apply to us:

•	a new common equity Tier 1 risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6% (increased from the former 4% requirement);

•	a total risk-based capital ratio of 8% (unchanged from former requirement); and

•	a leverage ratio of 4% (also unchanged from the former requirement).

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

It is management’s belief that, as of March 31, 2017, the Company and the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements Applicable To Banks
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

March 31, 2017

Common equity tier I capital	$95,360	15.97%	$26,873	4.50%	$38,816	6.50%
Tier I leverage capital	95,360	11.89%	32,071	4.00%	40,089	5.00%
Tier I risk-based capital	95,360	15.97%	35,830	6.00%	47,774	8.00%
Total risk-based capital	101,933	17.07%	47,774	8.00%	59,717	10.00%

December 31, 2016

Common equity tier I capital	$92,996	15.54%	$26,934	4.50%	$38,905	6.50%
Tier I leverage capital	92,996	11.58%	32,111	4.00%	40,139	5.00%
Tier I risk-based capital	92,996	15.54%	35,913	6.00%	47,884	8.00%
Total risk-based capital	99,540	16.63%	47,884	8.00%	59,854	10.00%

Asheville Savings Bank, S.S.B.

March 31, 2017

Common equity tier I capital	$89,831	15.05%	$26,861	4.50%	$38,800	6.50%
Tier I leverage capital	89,831	11.23%	32,002	4.00%	40,002	5.00%
Tier I risk-based capital	89,831	15.05%	35,815	6.00%	47,754	8.00%
Total risk-based capital	96,404	16.15%	47,754	8.00%	59,692	10.00%
NC Savings Bank capital	96,404	12.02%	40,108	5.00%	n/a	n/a

December 31, 2016

Common equity tier I capital	$87,670	14.65%	$26,924	4.50%	$38,890	6.50%
Tier I leverage capital	87,670	10.94%	32,067	4.00%	40,084	5.00%
Tier I risk-based capital	87,670	14.65%	35,899	6.00%	47,865	8.00%
Total risk-based capital	94,214	15.75%	47,865	8.00%	59,832	10.00%
NC Savings Bank capital	94,214	11.86%	39,731	5.00%	n/a	n/a

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

For the three months ended March 31, 2017 and the year ended December 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

We have an Asset/Liability Management Committee which includes our Chairman of the Board and an additional Director, both of whom are Independent Directors, and members of Senior Management, to communicate, coordinate and control all aspects involving asset-liability management. The Committee meets quarterly to establish and monitor the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.

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

	As Of March 31, 2017			Over The Next Twelve Months Ending March 31, 2018
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change in Rates (in Basis Points “BP”):

300 BP	$104,048	$(30,740)	-22.81%	$24,857	$(1,467)	-5.57%
200	116,539	(18,249)	-13.54%	25,572	(752)	-2.86%
100	126,503	(8,285)	-6.15%	26,057	(267)	-1.01%
0	134,788	-	0.00%	26,324	-	0.00%
(100)	131,188	(3,600)	-2.67%	23,960	(2,364)	-8.98%

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended March 31, 2017. In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding ASB Bancorp’s risk factors, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the first quarter of 2017.

The following table sets forth information as of March 31, 2017 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Agreement and Plan of Merger and Reorganization, dated May 1, 2017, by and between First Bancorp and ASB Bancorp, Inc. (1)
3.1	Articles of Incorporation of ASB Bancorp, Inc. (2)
3.2	Bylaws of ASB Bancorp, Inc. (2)
3.3	Amendment of the Bylaws of ASB Bancorp, Inc., adopted September 15, 2014 (3)
4.1	Form of Common Stock Certificate of ASB Bancorp, Inc. (2)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2017.
(2)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Registration Statement on Form S-1 (File No. 333-174527), filed with the Securities and Exchange Commission on May 26, 2011.
(3)	Incorporated herein by reference to the exhibits to ASB Bancorp, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASB BANCORP, INC.
Registrant

May 9, 2017	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2017	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)