Form 10-Q
period 2017-06-30
ASB Bancorp Inc
filed 2017-08-08
CIK 1520300

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q
(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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

There were 3,788,025 shares of Common Stock, par value $0.01 per share, issued and outstanding as of July 31, 2017.

ASB BANCORP, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in thousands, except par values)	June 30, 2017	December 31, 2016*

Assets
Cash and due from banks	$10,657	$10,862
Interest-earning deposits with banks	42,654	35,862
Total cash and cash equivalents	53,311	46,724

Securities available for sale (amortized cost of $96,979 at June 30, 2017 and $102,482 at December 31, 2016)	95,935	99,909
Securities held to maturity (estimated fair value of $3,782 at June 30, 2017 and $3,875 at December 31, 2016)	3,615	3,672
Investment in Federal Home Loan Bank stock, at cost	1,566	2,829
Loans held for sale	4,097	7,145
Loans receivable (net of deferred loan fees of $178 at June 30, 2017 and $241 at December 31, 2016)	613,603	603,582
Allowance for loan losses	(6,659)	(6,544)
Loans receivable, net	606,944	597,038

Premises and equipment, net	10,854	11,122
Foreclosed real estate	5,034	5,069
Deferred income tax assets, net	3,274	3,863
Bank owned life insurance	10,355	10,185
Other assets	6,403	8,267

Total assets	$801,388	$795,823

Liabilities
Noninterest-bearing deposits	$136,712	$123,999
Interest-bearing deposits	540,735	523,624
Total deposits	677,447	647,623
Overnight and short-term borrowings	311	392
Federal Home Loan Bank advances	20,000	50,000
Accounts payable and other liabilities	7,363	6,671

Total liabilities	705,121	704,686

Shareholders’ Equity
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 60,000,000 shares authorized; 3,788,025 shares issued at June 30, 2017 and December 31, 2016	38	38
Additional paid-in capital	20,533	20,170
Retained earnings	80,292	77,306
Accumulated other comprehensive loss, net of tax	(886)	(1,865)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,669)	(2,824)
Unearned equity incentive plan shares	(661)	(1,310)
Stock-based deferral plan shares	(380)	(378)

Total shareholders’ equity	96,267	91,137

Total liabilities and shareholders’ equity	$801,388	$795,823

*	Derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Interest and dividend income
Loans, including fees	$6,466	$6,120	$12,760	$12,143
Securities	527	560	1,047	1,148
Other earning assets	121	75	230	141

Total interest and dividend income	7,114	6,755	14,037	13,432

Interest expense
Deposits	422	362	812	716
Overnight and short-term borrowings	-	2	-	2
Federal Home Loan Bank advances	179	490	605	980

Total interest expense	601	854	1,417	1,698

Net interest income	6,513	5,901	12,620	11,734

Provision for loan losses	75	104	132	503

Net interest income after provision for loan losses	6,438	5,797	12,488	11,231

Noninterest income
Mortgage banking income	375	396	820	709
Deposit and other service charge income	699	734	1,433	1,397
Income from debit card services	422	472	851	907
Gain on sale of investment securities, net	-	716	27	1,172
Other noninterest income	261	158	572	340

Total noninterest income	1,757	2,476	3,703	4,525

Noninterest expenses
Salaries and employee benefits	3,377	3,271	6,608	6,584
Occupancy expense, net	374	438	804	872
Foreclosed property expenses	122	64	160	107
Data processing fees	603	648	1,220	1,315
Federal deposit insurance premiums	62	90	125	203
Advertising	107	131	208	233
Professional and outside services	182	223	402	543
Merger-related expenses	520	-	520	-
Other noninterest expenses	915	772	1,803	1,541

Total noninterest expenses	6,262	5,637	11,850	11,398

Income before income tax provision	1,933	2,636	4,341	4,358

Income tax provision	781	940	1,355	1,541

Net income	$1,152	$1,696	$2,986	$2,817

Net income per common share – Basic	$0.33	$0.47	$0.86	$0.78

Net income per common share – Diluted	$0.31	$0.45	$0.80	$0.75

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Comprehensive Income
Net income	$1,152	$1,696	$2,986	$2,817
Other comprehensive income
Unrealized holding gains on securities available for sale:
Reclassification of securities gains recognized in net income	-	(716)	(27)	(1,172)
Deferred income tax benefit	-	262	10	429
Gains arising during the period	1,155	1,837	1,556	3,344
Deferred income tax expense	(415)	(673)	(560)	(1,225)
Unrealized holding gains adjustment, net of tax	740	710	979	1,376

Defined Benefit Pension Plans:
Net periodic pension cost	(60)	(174)	(118)	(347)
Net pension gain	60	174	118	347

Total other comprehensive income	740	710	979	1,376

Comprehensive income	$1,892	$2,406	$3,965	$4,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands)	Six Months Ended June 30, 2017

Common stock
December 31, 2016	$38
June 30, 2017	$38

Additional paid-in capital
December 31, 2016	$20,170
ESOP shares allocated	485
Stock-based compensation expense	527
Vesting of restricted stock	(649)
June 30, 2017	$20,533

Retained earnings
December 31, 2016	$77,306
Net income	2,986
June 30, 2017	$80,292

Accumulated other comprehensive income (loss), net of tax
December 31, 2016	$(1,865)
Other comprehensive income	979
June 30, 2017	$(886)

Unearned ESOP shares
December 31, 2016	$(2,824)
ESOP shares allocated	155
June 30, 2017	$(2,669)

Unearned equity incentive plan shares
December 31, 2016	$(1,310)
Vesting of restricted stock	649
June 30, 2017	$(661)

Stock-based deferral plan shares
December 31, 2016	$(378)
Stock-based deferral plan shares purchased	(2)
June 30, 2017	$(380)

Total shareholders’ equity
December 31, 2016	$91,137
Net income	2,986
Other comprehensive income	979
ESOP shares allocated	640
Stock-based compensation expense	527
Stock-based deferral plan shares purchased	(2)
June 30, 2017	$96,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016

Operating Activities
Net income	$2,986	$2,817
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	132	503
Provision for losses on foreclosed properties	23	18
Depreciation	386	391
Gain on sale of foreclosed real estate	(16)	-
Increase in cash surrender value of bank owned life insurance	(170)	(10)
Deferred income tax expense (benefit)	39	(110)
Net amortization of premiums on securities	926	1,112
Gain on sale of investment securities	(27)	(1,172)
Net amortization of deferred fees on loans	117	52
Mortgage loans originated for sale	(28,534)	(25,196)
Proceeds from sale of mortgage loans	32,402	28,600
Gain on sale of mortgage loans	(820)	(709)
ESOP compensation expense	640	387
Stock-based compensation expense	527	529
Excess tax benefits from equity awards	(228)	(136)
Decrease in income tax receivable	1,378	209
Decrease in interest receivable	56	340
Net change in other assets and liabilities	1,350	1,156

Net cash provided by operating activities	11,167	8,781

Investing Activities
Purchases of securities available for sale	(1,179)	(16,833)
Proceeds from sales of securities available for sale	1,194	50,150
Principal repayments on mortgage-backed and asset-backed securities	4,646	5,866
Redemption (purchase) of FHLB stock	1,263	(22)
Net increase in loans receivable	(10,155)	(30,391)
Additions to foreclosed real estate	(2)	-
Net proceeds from sales of foreclosed real estate	30	840
Purchases of premises and equipment	(119)	(251)
Net proceeds from sales of fixed and other assets	1	-
Purchases of bank owned life insurance	-	(10,000)

Net cash used in investing activities	(4,321)	(641)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016

Financing Activities
Net increase in deposits	$29,824	$9,781
Net repayments of Federal Home Loan Bank advances	(30,000)	-
Net proceeds from (repayments of) overnight and short-term borrowings	(81)	123
Stock-based deferral plan shares purchased	(2)	(20)
Proceeds from the exercise of stock options	-	79
Excess tax benefits from equity awards	-	136
Common stock repurchased	-	(79)

Net cash (used in) provided by financing activities	(259)	10,020

Net increase in cash and cash equivalents	6,587	18,160
Cash and cash equivalents at beginning of period	46,724	33,401

Cash and cash equivalents at end of period	$53,311	$51,561

SUPPLEMENTAL DISCLOSURES:

Cash paid for:
Interest on deposits, advances and other borrowings	$1,471	$1,697
Income taxes	214	1,240

Non-cash investing and financing transactions:
Transfers from loans to foreclosed real estate	$-	$5
Net unsettled security purchases	-	6,456
Increase in unrealized gains and losses on securities available for sale	1,556	3,344
Decrease in deferred income taxes resulting from other comprehensive income	(550)	(796)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements do not contain all necessary disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for a complete set of financial statements and, therefore, should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K of ASB Bancorp, Inc. for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017.  These financial statements were prepared on a basis consistent with the audited consolidated financial statements previously referenced and include all normal and recurring adjustments that management believes are necessary in order to conform to GAAP.  The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other future period.

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

As described in more detail in note 8 to the consolidated financial statements, on May 1, 2017, the Parent entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with First Bancorp, the holding company for First Bank, Southern Pines, North Carolina, pursuant to which the Parent will merge with and into First Bancorp (the “Merger”), and the Bank will merge with and into First Bank. The parties anticipate closing the Merger during the fourth quarter of 2017.

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

The changes in the components of the Company’s accumulated other comprehensive loss, net of income taxes, are presented as follows:

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Three Months Ended June 30, 2017

Unrealized loss on securities	$(1,408)	$740	$-	$740	$(668)
Benefit plan liability	(218)	(38)	38	-	(218)
Accumulated other comprehensive income (loss), net of tax	$(1,626)	$702	$38	$740	$(886)

Three Months Ended June 30, 2016

Unrealized gain on securities	$931	$1,164	$(454)	$710	$1,641
Benefit plan liability	(5,326)	(110)	110	-	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(4,395)	$1,054	$(344)	$710	$(3,685)

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollars in thousands)	Beginning Balance	OCI Before Reclassification	Amount Reclassified	Net OCI	Ending Balance

Six Months Ended June 30, 2017

Unrealized loss on securities	$(1,647)	$996	$(17)	$979	$(668)
Benefit plan liability	(218)	(76)	76	-	(218)
Accumulated other comprehensive income (loss), net of tax	$(1,865)	$920	$59	$979	$(886)

Six Months Ended June 30, 2016

Unrealized gain on securities	$265	$2,119	$(743)	$1,376	$1,641
Benefit plan liability	(5,326)	(220)	220	-	(5,326)
Accumulated other comprehensive income (loss), net of tax	$(5,061)	$1,899	$(523)	$1,376	$(3,685)

The Company’s reclassifications out of accumulated OCI are as follows:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Reclassification of securities gains recognized in net income	$-	$(716)	Gain on sale of investment securities
Deferred income tax expense	-	262	Income tax provision
Total reclassifications for the period	$-	$(454)	Net of tax

Net periodic pension benefit	$60	$174	Salaries and employee benefits
Deferred income tax expense	(22)	(64)	Income tax provision
Total reclassifications for the period	$38	$110	Net of tax

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income		Affected Line Item In The Statement Where Net Income Is Presented
(Dollars in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016

Reclassification of securities gains recognized in net income	$(27)	$(1,172)	Gain on sale of investment securities
Deferred income tax expense	10	429	Income tax provision
Total reclassifications for the period	$(17)	$(743)	Net of tax

Net periodic pension benefit	$118	$347	Salaries and employee benefits
Deferred income tax expense	(42)	(127)	Income tax provision
Total reclassifications for the period	$76	$220	Net of tax

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

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pension Plan – Prior to November 2016, the Bank had a qualified defined benefit pension plan.  The Bank recognized the overfunded or underfunded status of the plan as an asset or liability in its consolidated balance sheets and recognized changes in the funded status in the year in which the change occurred through comprehensive income. The funded status of a benefit plan is measured as the difference between plan assets at fair value and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation. GAAP also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. GAAP requires additional disclosure in the notes to financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Bank settled its qualified pension plan liability in November 2016 for all participants.  The settlement was recognized in the fourth quarter of 2016 when participants received annuities or lump sum payments of their accrued benefit balances.

In addition, the Bank currently has a non-qualified pension plan, which is an unfunded plan.  The Bank decided to settle its non-qualified pension plan for all participants effective August 15, 2016.  The settlement is expected to be recognized in the third quarter of 2017. See note 5 included in the consolidated financial statements regarding the plan termination.

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

Equity Incentive Plan – The Company issued restricted stock and stock options under the 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) to key officers and outside directors during the first quarter of 2013 and to additional key officers and a newly appointed outside director during 2014.  There were no grants under the 2012 Equity Incentive Plan during 2016 or during the first six months of 2017. The Company uses a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured based on the fair value of the award as of the grant date and recognized over the vesting period.

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

Net income per common share has been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2017	2016	2017	2016

Numerator:
Net income	$1,152	$1,696	$2,986	$2,817

Denominator:
Weighted average common shares outstanding	3,788,025	3,985,922	3,788,025	3,985,698
Less: Weighted average unvested restricted shares	(41,017)	(81,313)	(48,972)	(89,229)
Less: Weighted average unallocated ESOP shares	(270,828)	(302,160)	(274,697)	(306,062)
Weighted average common shares used to compute net income per common share – Basic	3,476,180	3,602,449	3,464,356	3,590,407
Add: Effect of dilutive securities	283,834	140,009	267,424	140,909
Weighted average common shares used to compute net income per common share – Diluted	3,760,014	3,742,458	3,731,780	3,731,316

Net income per common share – Basic	$0.33	$0.47	$0.86	$0.78

Net income per common share – Diluted	$0.31	$0.45	$0.80	$0.75

For the three and six months ended June 30, 2017 and 2016, there were no options to purchase shares of common stock and there were no restricted stock shares excluded from the computation of net income per common share because their effect would be anti-dilutive.

During the first quarter of 2017, the Company adopted the new guidance in Accounting Standards Update ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis for the reporting for its 2012 Equity Incentive Plan.  The adoption had the effect of increasing net income by decreasing income taxes by $228,000 during the first quarter of 2017.  The adoption also increased the weighted average common shares on a diluted basis by 50,589 shares and 46,797 shares for the three- and six-month periods ended June 30, 2017, respectively.

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

Accounting Standards Update ASU 2016-09 – In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public entities, ASU 2016-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2016.  The Company adopted the new guidance on a prospective basis in the first quarter of 2017, and upon adoption, the Company elected to estimate forfeitures of equity-based awards.  The adoption had the effect of increasing net income by decreasing income taxes by $228,000 and increasing the weighted average common shares on a diluted basis by 41,359 shares during the first quarter of 2017.

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

Accounting Standards Update ASU 2017-09 – In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for all entities for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption is permitted.  The amendments in this ASU should be applied prospectively to an award modified on or after the adoption date.  ASU 2017-09 is currently not applicable to the Company; however, it will evaluate the new guidance to determine the impact on the Company's consolidated financial statements upon modification of any share-based payment awards.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES

Securities Available for Sale – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities available for sale are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2017

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$1,004	$-	$(1)	$1,003
After 1 year but within 5 years	1,072	-	(5)	1,067
Asset-backed securities issued by the Small Business Administration (SBA)	3,746	29	(5)	3,770
Residential mortgage-backed securities issued by GSEs (1)	36,156	97	(524)	35,729
State and local government securities due -
After 10 years	54,216	599	(1,224)	53,591
Mutual funds	785	-	(10)	775
Total	$96,979	$725	$(1,769)	$95,935

December 31, 2016

U.S. Government Sponsored Enterprise (GSE) and agency securities due -
Within 1 year	$1,011	$-	$-	$1,011
After 1 year but within 5 years	1,085	-	(7)	1,078
Asset-backed securities issued by the Small Business Administration (SBA)	4,407	17	(11)	4,413
Residential mortgage-backed securities issued by GSEs (1)	40,619	88	(733)	39,974
State and local government securities due -
After 10 years	54,583	54	(1,967)	52,670
Mutual funds	777	-	(14)	763
Total	$102,482	$159	$(2,732)	$99,909

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2017 and December 31, 2016 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Securities Held to Maturity – The maturities, amortized cost, unrealized gains, unrealized losses and fair values of securities classified as held to maturity are as follows:

Type And Maturity Group (Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

June 30, 2017

U.S. GSE and agency securities due -
Within 1 year	$1,001	$2	$-	$1,003
Residential mortgage-backed securities issued by GSEs (1)	172	14	-	186
State and local government securities due -
After 1 year but within 5 years	973	65	-	1,038
After 5 years but within 10 years	1,469	86	-	1,555
Total	$3,615	$167	$-	$3,782

December 31, 2016

U.S. GSE and agency securities due -
Within 1 year	$1,009	$18	$-	$1,027
Residential mortgage-backed securities issued by GSEs (1)	223	17	-	240
State and local government securities due -
After 5 years but within 10 years	2,440	168	-	2,608
Total	$3,672	$203	$-	$3,875

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2017 and December 31, 2016 or during the six- and twelve-month periods, respectively, then ended.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

The following tables show investment gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017 and December 31, 2016. The total number of securities with unrealized losses at June 30, 2017 and December 31, 2016 were 41 and 56, respectively. The unrealized losses relate to debt and equity securities that have incurred fair value reductions due to higher market interest rates since the securities were purchased. The unrealized losses are not likely to reverse unless and until market interest rates decline to the levels that existed when the securities were purchased. Management has the intent to hold securities with unrealized losses until a recovery of the market value occurs. Management has determined that it is more likely than not that the Company will not be required to sell any of the securities with unrealized losses prior to a recovery of market value sufficient to negate the unrealized loss. Management has analyzed the creditworthiness of the underlying issuers and determined that the Company will collect all contractual cash flows and, therefore, all impairment is considered to be temporary.

	June 30, 2017
	Less Than 12 Months		12 Months Or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Securities Available For Sale

US GSE and agency	$2,070	$(6)	$-	$-	$2,070	$(6)
Asset-backed SBA	-	-	975	(5)	975	(5)
Residential mortgage-backed GSE (1)	6,631	(53)	23,054	(471)	29,685	(524)
State and local government	14,590	(543)	11,566	(681)	26,156	(1,224)
Mutual funds	785	(10)	-	-	785	(10)
Total temporarily impaired securities	$24,076	$(612)	$35,595	$(1,157)	$59,671	$(1,769)

(1)
Residential mortgage-backed securities were issued by United States government sponsored enterprises including the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, or Government National Mortgage Association. The Company held no private label residential mortgage-backed securities at June 30, 2017 or during the six-month period then ended.

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

Investment securities pledged as collateral follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Pledged to Federal Reserve Discount Window	$7,007	$8,264
Pledged to repurchase agreements for commercial customers	1,067	840

Interest income from taxable and tax-exempt securities recognized in interest and dividend income follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Interest income from taxable securities	$140	$213	$272	$434
Interest income from tax-exempt securities	387	347	775	714
Total interest income from securities	$527	$560	$1,047	$1,148

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2. INVESTMENT SECURITIES (Continued)

Proceeds and gross realized gains from sales of securities recognized in net income follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Proceeds from sales of securities	$-	$31,902	$1,194	$50,150
Gross realized gains from sales of securities	-	746	27	1,216
Gross realized losses from sales of securities	-	(30)	-	(44)

3. LOANS RECEIVABLE

Loans receivable by segment and class follow:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Commercial:
Commercial construction and land development	$22,342	$27,813
Commercial mortgage	246,475	241,125
Commercial and industrial	27,088	23,819
Total commercial	295,905	292,757
Non-commercial:
Non-commercial construction and land development	24,005	20,801
Residential mortgage	211,667	200,590
Revolving mortgage	64,591	66,870
Consumer	17,613	22,805
Total non-commercial	317,876	311,066
Total loans receivable	613,781	603,823
Less: Deferred loan fees	(178)	(241)
Total loans receivable net of deferred loan fees	613,603	603,582
Less: Allowance for loan losses	(6,659)	(6,544)
Loans receivable, net	$606,944	$597,038

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and grade follow:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total Loans

June 30, 2017

Commercial:
Commercial construction and land development	$22,221	$121	$-	$-	$-	$22,342
Commercial mortgage	237,934	7,808	733	-	-	246,475
Commercial and industrial	26,196	691	201	-	-	27,088
Total commercial	286,351	8,620	934	-	-	295,905
Non-commercial:
Non-commercial construction and land development	24,005	-	-	-	-	24,005
Residential mortgage	205,955	5,139	573	-	-	211,667
Revolving mortgage	61,266	2,878	447	-	-	64,591
Consumer	17,099	441	73	-	-	17,613
Total non-commercial	308,325	8,458	1,093	-	-	317,876
Total loans receivable	$594,676	$17,078	$2,027	$-	$-	$613,781

December 31, 2016

Commercial:
Commercial construction and land development	$27,677	$136	$-	$-	$-	$27,813
Commercial mortgage	229,571	10,954	600	-	-	241,125
Commercial and industrial	22,872	735	212	-	-	23,819
Total commercial	280,120	11,825	812	-	-	292,757
Non-commercial:
Non-commercial construction and land development	20,801	-	-	-	-	20,801
Residential mortgage	193,235	6,200	1,155	-	-	200,590
Revolving mortgage	63,479	2,829	562	-	-	66,870
Consumer	22,360	393	52	-	-	22,805
Total non-commercial	299,875	9,422	1,769	-	-	311,066
Total loans receivable	$579,995	$21,247	$2,581	$-	$-	$603,823

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

Loans receivable by segment, class, and delinquency status follow:

	Past Due
(Dollars in thousands)	31-89 Days	90 Days Or More	Total	Current	Total Loans

June 30, 2017

Commercial:
Commercial construction and land development	$-	$-	$-	$22,342	$22,342
Commercial mortgage	-	-	-	246,475	246,475
Commercial and industrial	-	53	53	27,035	27,088
Total commercial	-	53	53	295,852	295,905
Non-commercial:
Non-commercial construction and land development	-	-	-	24,005	24,005
Residential mortgage	6	176	182	211,485	211,667
Revolving mortgage	257	211	468	64,123	64,591
Consumer	77	31	108	17,505	17,613
Total non-commercial	340	418	758	317,118	317,876
Total loans receivable	$340	$471	$811	$612,970	$613,781

December 31, 2016

Commercial:
Commercial construction and land development	$-	$-	$-	$27,813	$27,813
Commercial mortgage	-	-	-	241,125	241,125
Commercial and industrial	-	63	63	23,756	23,819
Total commercial	-	63	63	292,694	292,757
Non-commercial:
Non-commercial construction and land development	-	-	-	20,801	20,801
Residential mortgage	293	626	919	199,671	200,590
Revolving mortgage	156	240	396	66,474	66,870
Consumer	250	-	250	22,555	22,805
Total non-commercial	699	866	1,565	309,501	311,066
Total loans receivable	$699	$929	$1,628	$602,195	$603,823

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

3. LOANS RECEIVABLE (Continued)

The recorded investment in loans, by segment and class, that are not accruing interest or are 90 days or more past due and still accruing interest follows:

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Nonaccruing	Past Due 90 Days Or More And Still Accruing	Nonaccruing	Past Due 90 Days Or More And Still Accruing

Commercial:
Commercial and industrial	$53	$-	$63	$-
Total commercial	53	-	63	-
Non-commercial:
Residential mortgage	176	-	626	-
Revolving mortgage	293	-	323	-
Consumer	31	-	-	-
Total non-commercial	500	-	949	-
Total loans receivable	$553	$-	$1,012	$-

The Bank services loans for Habitat for Humanity of Western North Carolina as an in-kind donation.  The balances of these loans were $16.8 million at June 30, 2017 and $16.7 million at December 31, 2016.

Loans made to directors and executive officers in the ordinary course of business with terms consistent with those offered to the Bank’s other customers follow:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Director and executive officer loans, beginning of period	$3,356	$3,530
New loans	115	191
Repayments of loans	(247)	(365)
Director and executive officer loans, end of period	$3,224	$3,356

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES

An analysis of the allowance for loan losses by segment follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$3,989	$2,584	$6,573	$3,968	$2,576	$6,544
Provision for loan losses	53	22	75	61	71	132
Charge-offs	-	(43)	(43)	-	(96)	(96)
Recoveries	13	41	54	26	53	79
Balance at end of period	$4,055	$2,604	$6,659	$4,055	$2,604	$6,659

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(Dollars in thousands)	Commercial	Non- Commercial	Total	Commercial	Non- Commercial	Total

Balance at beginning of period	$4,179	$2,543	$6,722	$3,710	$2,579	$6,289
Provision for loan losses	26	78	104	490	13	503
Charge-offs	(224)	(36)	(260)	(224)	(44)	(268)
Recoveries	5	12	17	10	49	59
Balance at end of period	$3,986	$2,597	$6,583	$3,986	$2,597	$6,583

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Ending balances of loans and the related allowance, by segment and class, follow:

	Allowance For Loan Losses			Total Loans Receivable
(Dollars in thousands)	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total	Loans Individually Evaluated For Impairment	Loans Collectively Evaluated	Total

June 30, 2017

Commercial:
Commercial construction and land development	$-	$241	$241	$-	$22,342	$22,342
Commercial mortgage	-	3,451	3,451	142	246,333	246,475
Commercial and industrial	4	359	363	201	26,887	27,088
Total commercial	4	4,051	4,055	343	295,562	295,905
Non-commercial:
Non-commercial construction and land development	-	212	212	-	24,005	24,005
Residential mortgage	13	1,392	1,405	1,605	210,062	211,667
Revolving mortgage	81	738	819	338	64,253	64,591
Consumer	-	168	168	-	17,613	17,613
Total non-commercial	94	2,510	2,604	1,943	315,933	317,876
Total loans receivable	$98	$6,561	$6,659	$2,286	$611,495	$613,781

December 31, 2016

Commercial:
Commercial construction and land development	$-	$295	$295	$-	$27,813	$27,813
Commercial mortgage	8	3,338	3,346	2,894	238,231	241,125
Commercial and industrial	6	321	327	212	23,607	23,819
Total commercial	14	3,954	3,968	3,106	289,651	292,757
Non-commercial:
Non-commercial construction and land development	-	177	177	-	20,801	20,801
Residential mortgage	22	1,309	1,331	2,172	198,418	200,590
Revolving mortgage	83	767	850	241	66,629	66,870
Consumer	-	218	218	-	22,805	22,805
Total non-commercial	105	2,471	2,576	2,413	308,653	311,066
Total loans receivable	$119	$6,425	$6,544	$5,519	$598,304	$603,823

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans and the related allowance, by segment and class, follow:

		Recorded Investment
(Dollars in thousands)	Unpaid Principal Balance	With A Recorded Allowance	With No Recorded Allowance	Total	Related Recorded Allowance

June 30, 2017

Commercial:
Commercial mortgage	$142	$-	$143	$143	$-
Commercial and industrial	290	148	53	201	4
Total commercial	432	148	196	344	4
Non-commercial:
Residential mortgage	1,623	708	896	1,604	13
Revolving mortgage	354	81	257	338	81
Total non-commercial	1,977	789	1,153	1,942	94
Total impaired loans	$2,409	$937	$1,349	$2,286	$98

December 31, 2016

Commercial:
Commercial mortgage	$2,894	$2,894	$-	$2,894	$8
Commercial and industrial	697	149	63	212	6
Total commercial	3,591	3,043	63	3,106	14
Non-commercial:
Residential mortgage	2,089	583	1,589	2,172	22
Revolving mortgage	255	83	158	241	83
Total non-commercial	2,344	666	1,747	2,413	105
Total impaired loans	$5,935	$3,709	$1,810	$5,519	$119

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. ALLOWANCE FOR LOAN LOSSES (Continued)

The average recorded investment in impaired loans and interest income recognized on impaired loans follows:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$-	$-	$126	$-
Commercial mortgage	48	1	3,344	32
Commercial and industrial	202	2	226	-
Total commercial	250	3	3,696	32
Non-commercial:
Residential mortgage	1,612	13	2,997	14
Revolving mortgage	339	-	85	-
Total non-commercial	1,951	13	3,082	14
Total loans receivable	$2,201	$16	$6,778	$46

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

Commercial:
Commercial construction and land development	$-	$-	$126	$-
Commercial mortgage	1,463	32	3,496	64
Commercial and industrial	205	4	235	-
Total commercial	1,668	36	3,857	64
Non-commercial:
Residential mortgage	1,769	26	2,942	28
Revolving mortgage	320	-	89	-
Total non-commercial	2,089	26	3,031	28
Total loans receivable	$3,757	$62	$6,888	$92

The Bank did not restructure any loans during the three months ended June 30, 2017 and June 30, 2016, or during the six months ended June 30, 2017 and June 30, 2016. There were no loans modified as TDRs within the preceding twelve months that stopped performing during the three months or six months ended June 30, 2017 and June 30, 2016.

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

The Bank’s loans that were considered to be TDRs follow:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Nonperforming restructured loans	$11	$13
Performing restructured loans	1,576	4,543
Total	$1,587	$4,556

As of June 30, 2017 and December 31, 2016, the Bank had $119,000 and $496,000, respectively, of residential real estate loans in the process of foreclosure and $930,000 and $953,000, respectively, of foreclosed residential real estate property included in foreclosed real estate.

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

The Bank settled its qualified pension plan liability in November 2016 for all participants. The settlement was recognized in the fourth quarter of 2016 when participants received annuities or lump sum payments of their accrued benefit balances.  The Bank decided to settle its non-qualified pension plan for all participants effective August 15, 2016.  The settlement expense is estimated at approximately $200,000 and is expected to be recognized in the third quarter of 2017.

Net periodic cost related to defined benefit plans include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Non-Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$6	$14	$13	$28
Amortization of net loss	60	11	118	23
Net periodic pension cost	$66	$25	$131	$51

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Qualified Defined Benefit Plan

Components of Net Periodic Benefit Costs:
Interest cost	$-	$237	$-	$472
Expected return on plan assets	-	(202)	-	(401)
Amortization of net loss	-	163	-	324
Net periodic pension cost	$-	$198	$-	$395

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

Shares held by the ESOP include the following:

June 30, 2017

Allocated ESOP shares, December 31, 2016	141,710
ESOP shares committed to be released during the period	15,565
ESOP shares withdrawn during the period	(7,792)
Unallocated ESOP shares	266,914
Total ESOP shares	416,397

Fair value of unallocated ESOP shares (dollars in thousands)	$11,731

As ESOP shares are earned by the participants, the Company recognizes compensation expense equal to the fair value of the earned ESOP shares during the periods in which they become committed to be released.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

Coincident to the closing of the Merger, as described in more detail in note 8 to the consolidated financial statements, the ESOP requires that the ESOP loan be paid in full from the sale of unallocated Parent shares of stock held by the ESOP. The remaining unallocated Parent shares held by the ESOP, net of allocation of previously forfeited shares as required by the ESOP, are to be allocated among the accounts of all participants, as defined by the ESOP, who were employed by the Bank on the date immediately preceding the closing date of the Merger in proportion to the opening balances in their ESOP participant accounts as of the first day of the current Valuation Period, as defined by the ESOP.

Total expense recognized in connection with the ESOP follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

ESOP expense	$372	$194	$640	$387

2012 Equity Incentive Plan - The Parent’s 2012 Equity Incentive Plan (the “2012 Equity Incentive Plan”) provides for awards of restricted stock and stock options to key officers and outside directors. Cost recognized under the 2012 Equity Incentive Plan is based on the fair value of restricted stock and stock option awards on their grant date.  The maximum number of shares that may be awarded under the plan is 781,837 shares, including 223,382 for restricted stock shares and 558,455 shares for stock options.

Shares of common stock granted under the 2012 Equity Incentive Plan may be issued from authorized but unissued shares or, in the case of restricted stock awards, may be awarded with shares purchased on the open market.  During 2012, the Parent purchased 223,382 shares of its common stock at a total cost of $3.6 million, or an average of $16.12 per share, through an independent trustee to fulfill anticipated restricted stock awards.  The share-based awards granted under the 2012 Equity Incentive Plan have some similar characteristics, except some awards have been granted in restricted stock and other awards have been granted in stock options.  Therefore, the following disclosures have been disaggregated for the restricted stock awards and the stock option grants under the plan due to their dissimilar characteristics.

Share-based compensation expenses related to restricted stock and stock options recognized for the three and six months ended June 30, 2017 were $263,000 and $527,000, respectively, and were $262,000 and $529,000, respectively, for the same periods of 2016.

ASB BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5. BENEFIT PLANS (Continued)

The table below presents restricted stock award activity for the periods indicated:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value

Unvested restricted shares at December 31, 2015	121,610	$15.75
Vested and released to participants	(40,297)	15.74
Unvested restricted shares at December 31, 2016	81,313	$15.75
Vested and released to participants	(40,296)	15.74
Unvested restricted shares at June 30, 2017	41,017	$15.78

There were no restricted stock awards granted or forfeited during the six-month periods ended June 30, 2017 and 2016.

At June 30, 2017, unrecognized compensation expense, adjusted for expected forfeitures, was $380,000 related to restricted stock.  The weighted-average period over which compensation cost related to unvested awards is expected to be recognized was 0.66 years at June 30, 2017.

The table below presents stock option activity for the periods indicated:

	Stock Options Available For Granting	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (In Years)	Aggregate Intrinsic Value (In Thousands)

Outstanding at December 31, 2015	60,355	450,500	$16.03	7.24	$4,473
Exercised	-	(6,600)	15.71
Outstanding at December 31, 2016	60,355	443,900	$16.04	6.24	$6,089

Outstanding at June 30, 2017	60,355	443,900	$16.04	5.75	$12,392

Options exercisable at June 30, 2017		339,400	$15.92	5.70	$9,514

The fair value of each option award is estimated on the date of the grant using the Black-Scholes option pricing model. There were no stock options granted, exercised or forfeited during the six-month period ended June 30, 2017. There were 5,000 stock options exercised during the six-month period ended June 30, 2016, and there were no stock options granted or forfeited during the same period.

At June 30, 2017, the Company had $331,000 of unrecognized compensation expense related to stock options. The weighted average period over which compensation cost related to unvested stock options is expected to be recognized was 1.06 years at June 30, 2017. There were 339,400 options vested and exercisable at June 30, 2017.

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

The Bank’s commitments to extend or originate credit and under standby letters of credit follow:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	$196,229	$190,213
Commitments under standby letters of credit	163	604
Total	$196,392	$190,817

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

Litigation - The Bank is periodically involved in legal actions in the normal course of business. Management believes that such routine legal proceedings taken together are immaterial to our financial condition or results of operations.  Any non-routine legal proceedings are described in Item 3 of the Parent’s Annual Report on Form 10-K for the year ended December 31, 2016.

As previously described, on May 1, 2017, the Parent and First Bancorp entered into the Merger Agreement, pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Parent will merge with and into First Bancorp, with First Bancorp being the surviving corporation and the Parent ceasing to be a separate entity.  The announcement of the Merger has triggered two lawsuits filed by purported shareholders.

On July 14, 2017, a purported shareholder filed a lawsuit in the United States District Court, Western District of North Carolina, against the Parent and members of the Parent’s board of directors. The lawsuit alleges inadequate disclosures in the Parent’s proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger or, in the event the Merger is completed, rescission of the Merger or rescissory damages; to direct defendants to account for unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees.

On July 19, 2017, another purported shareholder filed a lawsuit in the United States District Court, Western District of North Carolina, against the Parent, members of the Parent’s board of directors, and First Bancorp.  This lawsuit make nearly identical allegations as are made in the lawsuit described in the preceding paragraph and asks for identical remedies.

As of the date of this filing, the Parent cannot reasonably predict the outcome of either of the above-described lawsuits or, in the event of an adverse outcome, the potential loss or range of possible loss relating to either lawsuit.

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

The fair value estimates presented below are based on pertinent information available to management as of June 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since the dates presented herein and, therefore, current estimates of fair value may differ significantly from the amounts presented.

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

Defined Benefit Plan Assets – The nonqualified defined benefit plan had no plan assets because it was not funded. The assets of the qualified defined benefit plan, which are invested in interest-bearing depository accounts and money market, debt and equity security mutual funds, are included at fair value in the qualified plan’s separate financial statements. Fair value measurement is based upon quoted prices of like or similar securities. The fair values of the plan’s investments in interest-bearing depository accounts and money market, debt and equity security mutual funds are determined by quoted prices and are included as recurring Level 1 assets.  There were no assets or liabilities in the qualified defined benefit plan as of June 30, 2017 due to the termination and settlement of the plan during the fourth quarter of 2016.

Foreclosed Properties – Foreclosed properties are measured and recorded at the lower of cost or estimated fair value. The fair value of foreclosed properties is measured using the current appraised value of the property less the estimated expenses necessary to sell the property. Foreclosed properties are classified as nonrecurring Level 3 assets.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

The estimated fair values and carrying amounts of financial instruments follow:

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

June 30, 2017

Financial assets:
Cash and cash equivalents	$53,311	$-	$-	$53,311	$53,311
Securities available for sale	775	95,160	-	95,935	95,935
Securities held to maturity	-	3,782	-	3,782	3,615
Investments in FHLB stock	-	-	1,566	1,566	1,566
Loans held for sale	-	4,201	-	4,201	4,097
Loans receivable, net	-	-	604,515	604,515	606,944
Accrued interest receivable	-	-	2,272	2,272	2,272
Deferred compensation assets	1,449	-	-	1,449	1,449

Financial liabilities:
Demand deposits	-	-	540,972	540,972	540,972
Time deposits	-	-	135,318	135,318	136,475
Repurchase agreements	-	-	311	311	311
Federal Home Loan Bank Advances	-	-	20,291	20,291	20,000
Deferred compensation liabilities	1,452	-	-	1,452	1,452
Accrued interest payable	-	-	66	66	66

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement Using				Total
(Dollars in thousands)	Level 1	Level 2	Level 3	Estimated Fair Value	Carrying Amount In Balance Sheet

December 31, 2016

Financial assets:
Cash and cash equivalents	$46,724	$-	$-	$46,724	$46,724
Securities available for sale	763	99,146	-	99,909	99,909
Securities held to maturity	-	3,875	-	3,875	3,672
Investments in FHLB stock	-	-	2,829	2,829	2,829
Loans held for sale	-	7,299	-	7,299	7,145
Loans receivable, net	-	-	595,305	595,305	597,038
Accrued interest receivable	-	-	2,328	2,328	2,328
Deferred compensation assets	1,426	-	-	1,426	1,426

Financial liabilities:
Demand deposits	-	-	516,125	516,125	516,125
Time deposits	-	-	130,397	130,397	131,498
Repurchase agreements	-	-	392	392	392
Federal Home Loan Bank Advances	-	-	50,717	50,717	50,000
Deferred compensation liabilities	1,430	-	-	1,430	1,430
Accrued interest payable	-	-	120	120	120

Financial instruments whose contract amounts represent credit risk:
Commitments to extend or originate credit	-	-	-	-	-
Commitments under standby letters of credit	-	-	-	-	-

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

Below is a table that presents information about certain assets and liabilities measured at fair value on a recurring basis. There were no transfers to or from Levels 1 and 2 during the six months ended June 30, 2017 and June 30, 2016.

(Dollars in thousands)	Fair Value Measurement Using			Total	Assets/ Liabilities Measured At Fair Value
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets

June 30, 2017

Securities available for sale:
U.S. GSE and agency securities	$-	$2,070	$-	$2,070	$2,070
Asset-backed SBA securities	-	3,770	-	3,770	3,770
Residential mortgage-backed securities issued by GSEs	-	35,729	-	35,729	35,729
State and local government securities	-	53,591	-	53,591	53,591
Mutual funds	775	-	-	775	775
Total	$775	$95,160	$-	$95,935	$95,935

December 31, 2016

Securities available for sale:
U.S. GSE and agency securities	$-	$2,089	$-	$2,089	$2,089
Asset-backed SBA securities	-	4,413	-	4,413	4,413
Residential mortgage-backed securities issued by GSEs	-	39,974	-	39,974	39,974
State and local government securities	-	52,670	-	52,670	52,670
Mutual funds	763	-	-	763	763
Total	$763	$99,146	$-	$99,909	$99,909

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

(Dollars in thousands)	Fair Value Measurement Using			Total	Assets/ Liabilities Measured At Fair Value (1)
Description	Level 1	Level 2	Level 3	Carrying Amount In Balance Sheets (1)

June 30, 2017

Impaired loans	$-	$-	$400	$400	$400
Foreclosed properties	-	-	1,768	1,768	1,768

December 31, 2016

Impaired loans	$-	$-	$595	$595	$595
Foreclosed properties	-	-	1,806	1,806	1,806

(1)	Properties recorded at cost and not market are excluded.

There were no transfers between valuation levels for any asset during the six-month periods ended June 30, 2017 and June 30, 2016.  If valuation techniques are deemed necessary, the Company considers those transfers to occur at the end of the period when the assets are valued.

Quantitative Information About Level 3 Fair Value Measurements

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

(Dollars in thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Discount Range (Weighted Average)

June 30, 2017

Impaired loans	$400	Discounted appraisals (2)	Collateral discounts (3)	0%-25% (19%)
Foreclosed properties	1,768	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (7%)

December 31, 2016

Impaired loans	$595	Discounted appraisals (2)	Collateral discounts (3)	0%-36% (23%)
Foreclosed properties	1,806	Discounted appraisals (2)	Collateral discounts (3)	0%-22% (6%)

(1)	Properties recorded at cost and not market are excluded.
(2)	Fair value is generally based on appraisals of the underlying collateral.
(3)	Appraisals of collateral may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

ASB BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. BUSINESS COMBINATIONS

On May 1, 2017, the Parent entered into the Merger Agreement with First Bancorp, pursuant to which the Parent will merge with and into First Bancorp and the Bank will merge with and into First Bank.  As of May 1, 2017, the aggregate merger consideration had a total value of approximately $175 million, or $43.12 per share.  As of June 30, 2017, the aggregate merger consideration had a total value of approximately $181 million, or $44.70 per share.

Subject to the terms and conditions of the Merger Agreement, the Parent's shareholders will have the right to receive 1.44 shares of First Bancorp common stock or $41.90 in cash, or a combination thereof, for each share of the Parent's common stock.  The total merger consideration will be prorated as necessary to ensure that 10% of the total outstanding shares of the Parent's common stock will be exchanged for cash, and 90% of the total outstanding shares of the Parent's common stock will be exchanged for shares of the First Bancorp common stock in the Merger, provided that the number of shares of First Bancorp's common stock to be issued will not exceed 19.9% of the number of shares of First Bancorp's common stock issued and outstanding immediately before the effective time of the Merger, and to the extent the number of shares of First Bancorp's common stock would exceed 19.9%, the proration of the total merger consideration will be appropriately adjusted. Additionally, at closing each outstanding and unexercised option to acquire shares of the Parent's common stock, whether or not previously vested, will be cancelled in exchange for a cash payment of $41.90 minus the exercise price for each Parent share subject to such stock option.

The Merger Agreement has been unanimously approved by the boards of directors of each of the Company and First Bancorp. The closing of the Merger is subject to the approval of the Parent's shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by First Bancorp with respect to the shares of First Bancorp common stock to be issued in the Merger, and other customary closing conditions.  The parties anticipate closing the Merger during the fourth quarter of 2017.

The forgoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety be reference to the Merger Agreement, which is incorporated as Exhibit 2.1 to this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies

During the three- and six-month periods ended June 30, 2017, there were no significant changes in critical accounting policies or the application of critical accounting policies as disclosed in the our audited consolidated financial statements and related footnotes for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K.

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

Introduction

This Management’s Discussion and Analysis is provided to help readers understand how we evaluate our financial condition and results of operations. The following discussions are intended to provide a general overview of our financial condition at June 30, 2017 and our operating performance for the three- and six-month periods ended June 30, 2017. Readers seeking more in-depth information should read the more detailed discussions below as well as the consolidated financial statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q.

All amounts presented are consolidated data unless otherwise specified. Uncertainty and future events could cause changes in accounting estimates that have material effects on the financial position and results of operations in future periods.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

The following table provides the changes in our significant asset and liability categories at June 30, 2017 compared to December 31, 2016.

(Dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change

Interest-earning assets:
Interest-earning deposits with banks and overnight and short-term investments	$42,654	$35,862	$6,792	18.9%
Investment securities	99,550	103,581	(4,031)	-3.9%
Investments held at cost	1,566	2,829	(1,263)	-44.6%
Loans held for sale	4,097	7,145	(3,048)	-42.7%
Loans receivable, net of deferred fees	613,603	603,582	10,021	1.7%
Total interest-earning assets	761,470	752,999	8,471	1.1%

Noninterest-earning assets:
Cash and due from banks	10,657	10,862	(205)	-1.9%
Allowance for loan losses	(6,659)	(6,544)	(115)	-1.8%
Premises and equipment, net of accumulated depreciation	10,854	11,122	(268)	-2.4%
Foreclosed real estate	5,034	5,069	(35)	-0.7%
Deferred income tax assets, net of deferred income tax liabilities	3,274	3,863	(589)	-15.2%
Bank owned life insurance	10,355	10,185	170	1.7%
Other assets	6,403	8,267	(1,864)	-22.5%
Total noninterest-earning assets	39,918	42,824	(2,906)	-6.8%

Total assets	$801,388	$795,823	$5,565	0.7%

Interest-bearing liabilities:
Interest-bearing deposits	$540,735	$523,624	$17,111	3.3%
Overnight and short-term borrowings	311	392	(81)	-20.7%
Federal Home Loan Bank advances	20,000	50,000	(30,000)	-60.0%
Total interest-bearing liabilities	561,046	574,016	(12,970)	-2.3%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	136,712	123,999	12,713	10.3%
Accounts payable and other liabilities	7,363	6,671	692	10.4%
Total noninterest-bearing liabilities	144,075	130,670	13,405	10.3%

Total liabilities	705,121	704,686	435	0.1%

Total equity	96,267	91,137	5,130	5.6%

Total liabilities and equity	$801,388	$795,823	$5,565	0.7%

Cash and cash equivalents	$53,311	$46,724	$6,587	14.1%
Total core deposits (excludes certificate accounts)	540,972	516,125	24,847	4.8%
Total certificates of deposit	136,475	131,498	4,977	3.8%
Total deposits	677,447	647,623	29,824	4.6%
Total funding liabilities	697,758	698,015	(257)	0.0%

Assets. Total assets increased $5.6 million, or 0.7%, to $801.4 million at June 30, 2017 from $795.8 million at December 31, 2016. Cash and cash equivalents increased $6.6 million, or 14.1%, to $53.3 million at June 30, 2017 from $46.7 million at December 31, 2016, primarily attributable to deposit growth. Investment securities decreased $4.0 million, or 3.9%, to $99.6 million at June 30, 2017 from $103.6 million at December 31, 2016, primarily due to the redeployment of investment securities to fund loan growth. Loans receivable, net of deferred fees, increased $10.0 million, or 1.7%, to $613.6 million at June 30, 2017 from $603.6 million at December 31, 2016 as new loan originations, primarily residential mortgage and commercial and industrial loan originations, exceeded loan repayments, prepayments and foreclosures.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016

Loans originated:
Commercial:
Commercial mortgage	$17,480	$17,928	$34,966	$44,477
Construction and land development	2,065	8,605	2,065	13,383
Commercial and industrial	5,845	10,319	18,535	14,005
Non-commercial:
Residential mortgage	17,197	19,076	35,075	34,714
Construction and land development	14,385	10,601	25,985	20,647
Revolving mortgage	6,511	5,276	11,076	11,417
Consumer	209	105	358	190
Total loans originated	$63,692	$71,910	$128,060	$138,833

Loan principal payments, prepayments and payoffs	$41,086	$52,633	$89,232	$82,845

Residential mortgage loans sold	$15,390	$15,538	$32,402	$28,600

Nonperforming Assets. Nonperforming assets totaled $5.7 million, or 0.71% of total assets, at June 30, 2017 compared to $6.3 million, or 0.79% of total assets, at December 31, 2016. Nonperforming assets included $553,000 in nonperforming loans and $5.2 million in foreclosed real estate and repossessed assets at June 30, 2017 compared to $1.0 million and $5.3 million, respectively, at December 31, 2016.

Nonperforming loans decreased $459,000 to $553,000, or 0.09% of total loans, at June 30, 2017 compared to $1.0 million, or 0.17% of total loans, at December 31, 2016. Residential mortgage nonperforming loans decreased $450,000, and revolving nonperforming loans decreased $30,000 for the first six months of 2017, which were partially offset by an increase of $31,000 in consumer nonperforming loans. Performing troubled debt restructurings (“TDRs”) decreased $3.0 million, or 65.3%, when comparing the same periods. Total performing TDRs and nonperforming assets decreased $3.5 million, or 32.5%, to $7.3 million, or 0.91% of total assets, at June 30, 2017 from $10.8 million, or 1.36% of total assets, at December 31, 2016.

At June 30, 2017, nonperforming loans included four revolving home equity loans that totaled $293,000, one residential mortgage loan in the amount of $176,000, three commercial and industrial loans that totaled $53,000 and one consumer loan in the amount of $31,000. As of June 30, 2017, the nonperforming loans had specific reserves totaling $82,000. TDRs were $1.6 million at June 30, 2017 and $4.6 million at December 31, 2016. The decrease in TDRs was primarily attributable to a $2.9 million payoff during the second quarter of 2017. There were no additions to TDRs during the three months ended June 30, 2017. At June 30, 2017, all of the $1.6 million in TDRs were performing in accordance with their restructured terms, with the exception of $11,000, which TDR was not performing according to its restructured terms and was included as nonaccruing loans.

Foreclosed real estate at June 30, 2017 included seven properties with a total recorded amount of $5.0 million compared to ten properties with a total recorded amount of $5.1 million at December 31, 2016. During the six months ended June 30, 2017, no new properties were added to foreclosed real estate, while three properties in the amount of $30,000 were sold with an additional gain of $16,000. The Bank recorded $23,000 in additional loss provisions on foreclosed real estate during the first six months of 2017 and $2,000 in capital additions during the period.

Liabilities. Total deposits increased $29.8 million, or 4.6%, to $677.4 million at June 30, 2017 from $647.6 million at December 31, 2016. During the six months ended June 30, 2017, we continued our focus on core deposit growth, from which we exclude certificates of deposit. Core deposits increased $24.9 million, or 4.8%, to $541.0 million at June 30, 2017 from $516.1 million at December 31, 2016.

Commercial checking and money market accounts increased $10.4 million, or 6.7%, to $165.7 million at June 30, 2017 from $155.3 million at December 31, 2016, reflecting expanded sources of lower cost funding. Our continued efforts to obtain new commercial deposit relationships in conjunction with making new commercial loans significantly contributed to this increase and reflects our commitment to establishing diversified relationships with business clients.

Certificates of deposit increased $5.0 million, or 3.8%, to $136.5 million at June 30, 2017 from $131.5 million at December 31, 2016, which included an $8.1 million increase in brokered deposits since December 31, 2016. Accounts payable and other liabilities increased $692,000, or 10.4%, to $7.4 million at June 30, 2017 from $6.7 million at December 31, 2016. The increase in accounts payable and other liabilities at June 30, 2017 was primarily attributable to escrow payments made by borrowers.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Overview. Net income was $1.2 million, or $0.31 per diluted common share, for the quarter ended June 30, 2017 compared to net income of $1.7 million, or $0.45 per diluted common share, for the quarter ended June 30, 2016. Net interest income increased $612,000, which was the result of a $359,000 increase in total interest and dividend income and a $253,000 decrease in interest expense. The provision for loan losses was $75,000 for the second quarter of 2017 compared to $104,000 for the same period of 2016, primarily due to continued improvement in asset quality during the quarter. Noninterest income decreased $719,000 and noninterest expenses increased $625,000 during the second quarter of 2017 compared to the second quarter of 2016. Noninterest income decreased for the second quarter of 2017 primarily due to a decrease in gains realized from the sale of investment securities. The increase in noninterest expenses was primarily attributable to $520,000 in merger-related expenses incurred during the second quarter of 2017 and a $106,000 increase in compensation expenses during the quarter. The income tax provision decreased $159,000 for the quarter ended June 30, 2017 compared to the same quarter of 2016.

	Three Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change

Interest and dividend income	$7,114	$6,755	$359	5.3%
Interest expense	601	854	(253)	-29.6%
Net interest income	6,513	5,901	612	10.4%
Provision for loan losses	75	104	(29)	-27.9%
Net interest income after provision for loan losses	6,438	5,797	641	11.1%
Noninterest income	1,757	2,476	(719)	-29.0%
Noninterest expenses	6,262	5,637	625	11.1%
Income before income tax provision	1,933	2,636	(703)	-26.7%
Income tax provision	781	940	(159)	-16.9%
Net income	1,152	1,696	(544)	-32.1%

Net Interest Income.  Net interest income increased by $612,000, or 10.4%, to $6.5 million for the three months ended June 30, 2017 compared to $5.9 million for the three months ended June 30, 2016. Total interest and dividend income increased $359,000, or 5.3%, to $7.1 million for the three months ended June 30, 2017 from $6.8 million for the three months ended June 30, 2016, primarily as a result of a 15 basis point increase in the average yield on loans and an increase of $9.8 million in average loan balances. Interest on investment securities decreased $33,000, attributable to a $17.0 million decrease in the average balance of investment securities primarily to fund loan growth, which was partially offset by a 31 basis point increase in the average yield earned on the investment portfolio. Interest expense decreased $253,000, or 29.6%, to $601,000 for the three months ended June 30, 2017 from $854,000 for the three months ended June 30, 2016, primarily attributable to the repayment of $30.0 million in Federal Home Loan Bank advances that matured in March 2017, which was partially offset by a 2 basis point rate increase on total interest-bearing deposits and higher average balances of interest-bearing deposits. For the same comparable three-month periods, average noninterest-bearing deposits grew $13.1 million, or 11.0%, which contributed to minimizing deposit interest expense while deposit funding grew.

Interest income on loans increased $346,000, or 5.7%, to $6.5 million during the three months ended June 30, 2017, primarily due to a 15 basis point increase in the average yield on loans and a $9.8 million increase, or 1.6%, in average outstanding loans.  Loan originations decreased $8.2 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, primarily due to lower originations of commercial loans. Loan principal repayments decreased $11.5 million to $41.1 million for the three months ended June 30, 2017 from $52.6 million for the three months ended June 30, 2016. The average balance of the investment portfolio decreased $17.0 million, or 14.5%, to $100.5 million for the three months ended June 30, 2017, as cash flows received from security maturities and repayments provided funding for other purposes.

Provision for Loan Losses. The provision for loan losses was $75,000 for the three months ended June 30, 2017 compared to $104,000 for the three months ended June 30, 2016. The decrease in the provision for loan losses for the second quarter of 2017 was primarily due to continued improvement in asset quality. The allowance for loan losses totaled $6.7 million, or 1.09% of total loans, at June 30, 2017 compared to $6.6 million, or 1.09% of total loans, at December 31, 2016. We charged off $43,000 in loans during the three months ended June 30, 2017 compared to $260,000 during the three months ended June 30, 2016.

Noninterest Income. Noninterest income decreased $719,000, or 29.0%, to $1.8 million for the three months ended June 30, 2017 from $2.5 million for the three months ended June 30, 2016. Factors that contributed to the decrease in noninterest income included a decrease of $716,000 in gains realized from the sale of investment securities, which was partially offset by an increase of $73,000 in income from an investment in bank owned life insurance.

Noninterest Expenses.  Noninterest expenses increased $625,000, or 11.1%, to $6.3 million for the three months ended June 30, 2017 from $5.6 million for the three months ended June 30, 2016. The increase for the second quarter of 2017 was primarily due to $520,000 in merger-related expenses, increases of $106,000 in compensation expenses and $58,000 in foreclosed property expenses, which were partially offset by a decrease of $64,000 in net occupancy expense. The increase in compensation and employee benefits was primarily attributable to higher ESOP expenses of $178,000 and higher salary expenses of $65,000, which were partially offset by a decrease of $158,000 in pension expenses.

Income Tax Provision. Income tax provision decreased $159,000 to $781,000 for the three months ended June 30, 2017 from $940,000 for the three months ended June 30, 2016, primarily due to a decrease in pre-tax income. The effective tax rate was 40.40% for the three months ended June 30, 2017 compared to 35.66% for the three months ended June 30, 2016, with the increase primarily resulting from an increase in nondeductible merger-related expenses and a decrease in favorable permanent tax differences relative to the size of the pre-tax income in 2017 compared to 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Overview. Net income was $3.0 million, or $0.80 per diluted common share, for the six months ended June 30, 2017, compared to $2.8 million, or $0.75 per diluted common share, for the six months ended June 30, 2016. Income before income taxes decreased $17,000 in 2017, primarily due to a $1.1 million decrease in gains realized in 2016 from the sale of investment securities and an increase of $520,000 in merger-related expenses, which were partially offset by an $886,000 increase in net interest income, a $323,000 increase in noninterest income excluding securities gains and a $371,000 decrease in the provision for loan losses.

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016	$ Change	% Change

Interest and dividend income	$14,037	$13,432	$605	4.5%
Interest expense	1,417	1,698	(281)	-16.5%
Net interest income	12,620	11,734	886	7.6%
Provision for loan losses	132	503	(371)	-73.8%
Net interest income after provision for loan losses	12,488	11,231	1,257	11.2%
Noninterest income	3,703	4,525	(822)	-18.2%
Noninterest expenses	11,850	11,398	452	4.0%
Income before income tax provision	4,341	4,358	(17)	-0.4%
Income tax provision	1,355	1,541	(186)	-12.1%
Net income	2,986	2,817	169	6.0%

Net Interest Income. Net interest income increased by $886,000, or 7.6%, to $12.6 million for the six months ended June 30, 2017 compared to $11.7 million for the six months ended June 30, 2016. Interest income on loans increased $617,000, primarily resulting from a 12 basis point increase in the average yield on loans and a $14.0 million increase in average loan balances. Interest on investment securities decreased $101,000, attributable to a $20.2 million decrease in the average balance of investment securities to fund loan growth, which was partially offset by a 31 basis point increase in the average yield earned on the investment portfolio. Interest expense decreased $281,000, or 16.5%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The lower interest expense was primarily due to the repayment of $30.0 million in Federal Home Loan Bank advances that matured in March 2017, which was partially offset by a 3 basis point rate increase on total interest-bearing deposits and $27.2 million higher average balances of interest-bearing deposits. For the same comparable six-month periods, average noninterest-bearing deposits grew $12.3 million, or 10.5%, which provided deposit funding growth without adding deposit interest expense.

Provision for Loan Losses. The Company recorded a provision for loan losses in the amount of $132,000 for the six months ended June 30, 2017 compared to $503,000 for the six months ended June 30, 2016. The Company charged off $96,000 in loans for the first six months of 2017 compared to $268,000 for the first six months of 2016. The decrease in the six-month provision for loan losses was primarily due to continued improvement in asset quality and the payoff of a residential nonperforming loan for $434,000 during the first six months of 2017.

Noninterest Income.  Noninterest income decreased $822,000, or 18.2%, to $3.7 million for the six months ended June 30, 2017 from $4.5 million for the six months ended June 30, 2016. The decrease in noninterest income during the 2017 period was primarily due to a $1.1 million decrease in gains realized from the sale of investment securities, which was partially offset by increases of $160,000 in income from investments in bank owned life insurance and $111,000 in mortgage banking income. The increase in mortgage banking income was attributable to higher volumes of residential mortgage loans originated and sold during the 2017 period.

Noninterest Expenses. Noninterest expenses increased $452,000, or 4.0%, to $11.9 million for the six months ended June 30, 2017 from $11.4 million for the six months ended June 30, 2016. The higher 2017 noninterest expenses were primarily attributable to merger-related expenses of $520,000, increases of $253,000 in ESOP expense and $146,000 in debit card expenses, which were partially offset by a $315,000 reduction in pension plan expenses related to termination of the qualified pension plan during the fourth quarter of 2016 and a decrease of $141,000 in professional and outside services.

Income Tax Provision. Income tax expense decreased by $186,000 for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, primarily attributable to the offset of an income tax benefit of $228,000 due to the adoption of a new accounting pronouncement during the first quarter of 2017 related to the tax benefit on restricted stock vested and released during the quarter for the Company's equity incentive plan. The income tax benefit was previously recognized in the equity section of the balance sheet as a credit to additional paid-in capital. The effective tax rate, excluding the income tax benefit discussed above, was 36.47% for the six months ended June 30, 2017 compared to 35.36% for the six months ended June 30, 2016, with the increase primarily resulting from an increase in nondeductible merger-related expenses, which was partially offset by a reduction in the state income tax rate to 3% from 4% compared to the first six months of 2016.

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

	For The Three Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance (1)	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$42,479	$106	1.00%	$31,763	$39	0.49%
Loans receivable	613,900	6,466	4.22%	604,138	6,120	4.07%
Investment securities	59,580	407	3.63%	55,884	367	3.49%
Mortgage-backed and similar securities	40,961	120	1.18%	61,660	193	1.26%
Other interest-earning assets	1,566	15	3.84%	2,888	36	5.01%
Total interest-earning assets	758,486	7,114	3.83%	756,333	6,755	3.65%
Allowance for loan losses	(6,636)			(6,661)
Noninterest-earning assets	46,198			37,931

Total assets	$798,048			$787,603

Liabilities and equity

NOW accounts	$164,906	52	0.13%	$158,014	52	0.13%
Money market accounts	178,853	93	0.21%	167,415	72	0.17%
Savings accounts	60,347	14	0.09%	52,960	13	0.10%
Certificates of deposit	138,586	263	0.76%	131,665	225	0.69%
Total interest-bearing deposits	542,692	422	0.31%	510,054	362	0.29%
Overnight and short-term borrowings	544	-	0.00%	1,631	2	0.49%
Federal Home Loan Bank advances	20,000	179	3.59%	50,000	490	3.94%
Total interest-bearing liabilities	563,236	601	0.43%	561,685	854	0.61%
Noninterest-bearing deposits	132,533			119,413
Other noninterest-bearing liabilities	6,581			12,857
Total liabilities	702,350			693,955

Total equity	95,698			93,648

Total liabilities and equity	$798,048			$787,603

Net interest income		$6,513			$5,901

Interest rate spread			3.40%			3.04%
Net interest margin			3.51%			3.20%
Average interest-earning assets to average interest-bearing liabilities	134.67%			134.65%

(1)	Certain amounts for prior periods were reclassified to conform to the June 30, 2017 presentation. The reclassifications had no effect on net income or equity as previously reported.

	For The Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance (1)	Interest And Dividends	Yield/ Cost

Assets

Interest-earning deposits with banks	$42,491	$186	0.88%	$28,023	$71	0.51%
Loans receivable	612,764	12,760	4.20%	598,739	12,143	4.08%
Investment securities	59,243	815	3.67%	57,048	756	3.52%
Mortgage-backed and similar securities	42,241	232	1.11%	64,600	392	1.22%
Other interest-earning assets	2,077	44	4.27%	2,887	70	4.88%
Total interest-earning assets	758,816	14,037	3.80%	751,297	13,432	3.66%
Allowance for loan losses	(6,609)			(6,534)
Noninterest-earning assets	46,809			37,610

Total assets	$799,016			$782,373

Liabilities and equity

NOW accounts	$163,735	101	0.12%	$157,252	103	0.13%
Money market accounts	175,324	173	0.20%	169,152	147	0.17%
Savings accounts	60,515	29	0.10%	51,282	24	0.09%
Certificates of deposit	137,181	509	0.75%	131,860	442	0.67%
Total interest-bearing deposits	536,755	812	0.31%	509,546	716	0.28%
Overnight and short-term borrowings	605	-	0.00%	1,175	2	0.34%
Federal Home Loan Bank advances	32,155	605	3.79%	50,000	980	3.94%
Total interest-bearing liabilities	569,515	1,417	0.50%	560,721	1,698	0.61%

Noninterest-bearing deposits	128,770			116,503
Other noninterest-bearing liabilities	6,463			12,618
Total liabilities	704,748			689,842

Total equity	94,268			92,531

Total liabilities and equity	$799,016			$782,373

Net interest income		$12,620			$11,734

Interest rate spread			3.30%			3.05%
Net interest margin			3.42%			3.21%
Average interest-earning assets to average interest-bearing liabilities	133.24%			133.99%

(1)	Certain amounts for prior periods were reclassified to conform to the June 30, 2017 presentation. The reclassifications had no effect on net income or equity as previously reported.

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

	Three Months Ended June 30, 2017 Compared To The Three Months Ended June 30, 2016			Six Months Ended June 30, 2017 Compared To The Six Months Ended June 30, 2016
	Increase (Decrease) Due To:			Increase (Decrease) Due To:
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Interest income:
Interest-earning deposits with banks	$17	$50	$67	$48	$67	$115
Loans receivable	100	246	346	288	329	617
Investment securities	25	15	40	30	29	59
Mortgage-backed and similar securities	(61)	(12)	(73)	(126)	(34)	(160)
Other interest-earning assets	(14)	(7)	(21)	(18)	(8)	(26)
Total interest-earning assets	67	292	359	222	383	605

Interest expense:
NOW accounts	2	(2)	-	4	(6)	(2)
Money market accounts	5	16	21	6	20	26
Savings accounts	2	(1)	1	4	1	5
Certificates of deposit	12	26	38	18	49	67
Total interest-bearing deposits	21	39	60	32	64	96
Overnight and short-term borrowings	(1)	(1)	(2)	(1)	(1)	(2)
Federal Home Loan Bank advances	(272)	(39)	(311)	(337)	(38)	(375)
Total interest-bearing liabilities	(252)	(1)	(253)	(306)	25	(281)

Net increase in interest income	$319	$293	$612	$528	$358	$886

The interest rate component reflects the net interest margin expansion.  The growth in loans has led to favorable changes in the volume component and overall net interest income levels in 2017 compared to 2016.

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

When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. When the loan becomes 15 days past due, a late notice is sent to the borrower. When the loan becomes 30 days past due, a more formal letter is sent. Between 15 and 30 days past due, telephone calls are also made to the borrower. After 30 days, we regard the borrower in default. At 60 days delinquent, the borrower may be sent a letter from our attorney andwe may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure. Generally, when a consumer loan becomes 60 days past due, we institute collection proceedings and attempt to repossess any personal property that secures the loan. Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, all loans in foreclosure and repossessed property that we own.

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

The following table provides information with respect to our nonperforming assets at the dates indicated.

(Dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change

Nonperforming loans:

Nonaccruing loans (1)
Commercial:
Commercial and industrial	$53	$63	$(10)	-15.9%
Total commercial	53	63	(10)	-15.9%
Non-commercial:
Residential mortgage	176	626	(450)	-71.9%
Revolving mortgage	293	323	(30)	-9.3%
Consumer	31	-	31	n/a
Total non-commercial	500	949	(449)	-47.3%
Total nonaccruing loans (1)	553	1,012	(459)	-45.4%

Total loans past due 90 or more days and still accruing	-	-	-	0.0%

Total nonperforming loans	553	1,012	(459)	-45.4%

Foreclosed real estate	5,034	5,069	(35)	-0.7%
Repossessed assets	132	190	(58)	-30.5%

Total nonperforming assets	5,719	6,271	(552)	-8.8%

Performing troubled debt restructurings (2)	1,576	4,543	(2,967)	-65.3%
Performing troubled debt restructurings and total nonperforming assets	$7,295	$10,814	(3,519)	-32.5%

Allowance for loan losses	$6,659	$6,544

Total loans	$613,603	$603,582

Allowance as a percentage of total loans	1.09%	1.08%
Allowance as a percentage of nonperforming loans	1,204.16%	646.64%
Total nonperforming loans to total loans	0.09%	0.17%
Total nonperforming loans to total assets	0.07%	0.13%
Total nonperforming assets to total assets	0.71%	0.79%
Performing troubled debt restructurings and total nonperforming assets to total assets	0.91%	1.36%

(1)	Nonaccruing loans include nonaccruing troubled debt restructurings.
(2)	Performing troubled debt restructurings exclude nonaccruing troubled debt restructurings.

We periodically modify loans byallowing interest-only payments on more than a temporary basis, reducing interest rates, forgiving principal, or a combination of these to help borrowers remain current and avoid foreclosure. These modified loans, also referred to as TDRs, totaled $1.6 million at June 30, 2017 and $4.6 million at December 31, 2016. There were no loans restructured during the three- and six-month periods ended June 30, 2017. The decrease in TDRs was primarily attributable to a $2.9 million payoff during the second quarter of 2017. At June 30, 2017, one TDR in the amount of $11,000 of the total $1.6 million of TDRs was not performing according to its restructured terms and was included in the previous nonperforming assets table as nonaccruing loans.

Interest income that would have been recorded had nonaccruing loans been current according to their original terms amounted to $8,000 and $22,000 for the three- and six-month periods ended June 30, 2017, respectively, compared to $43,000 and $89,000 for the three- and six-month periods ended June 30, 2016, respectively. Interest income of $16,000 and $62,000 related to impaired loans was recognized for the three- and six-month periods ended June 30, 2017, respectively, compared to $46,000 and $92,000, respectively, for the same periods of 2016.

At June 30, 2017, our nonaccruing loans of $553,000, including nonperforming TDRs, were primarily comprised of the following:

● Residential Mortgage Loans

○	Five loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $469,000 as of June 30, 2017.

At June 30, 2017, our performing TDRs of $1.6 million included the following:

● Residential Mortgage Loans

○	Ten loans to multiple unrelated borrowers on one-to-four family residential properties with an aggregate balance of $1.4 million as of June 30, 2017.

Performing TDRs significantly decreased due to a $2.9 million payoff during the second quarter of 2017.

Foreclosed properties consisted of the following at the dates indicated.

	June 30, 2017		December 31, 2016
(Dollars in thousands)	Number	Amount	Number	Amount

By foreclosed loan type:

Commercial construction and land development	5	$4,104	8	$4,116
Residential mortgage	2	930	2	953
Total	7	$5,034	10	$5,069

An analysis of foreclosed real estate follows:

(Dollars in thousands)	Six Months Ended June 30, 2017

Beginning balance	$5,069
Capitalized cost	2
Loss provisions	(23)
Gain on sale of foreclosed properties	16
Net proceeds from sales of foreclosed properties	(30)
Ending balance	$5,034

The Bank’s largest foreclosed property resulted from a loan relationship that had an original purpose of constructing a mixed-use retail, commercial office, and residential condominium project located in Western North Carolina. As a result of this foreclosure, the Bank acquired 44 of the 48 condominium units in the building. Following an additional write-down of approximately $630,000 on the loans secured by this collateral in the fourth quarter of 2012, the Bank recorded this foreclosed property in the amount of $9.8 million. During 2013, the Bank recorded additional write-downs totaling $1.6 million, which resulted in an adjusted recorded amount of $8.2 million at December 31, 2013. During 2014, the Bank recorded an additional write-down of $133,000 on the property and sold 28 residential condominium units and one office unit. During 2015, the Bank sold one retail unit and two office units. During 2016, the Bank sold one retail unit. During the six months ended June 30, 2017, there were no units sold. As of June 30, 2017, the adjusted recorded amount was $3.3 million for the remaining six retail units and five office units.

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

The following table shows the aggregate amounts of our classified and special mention assets at the dates indicated.

(Dollars in thousands)	June 30, 2017	December 31, 2016	$ Change	% Change

Adversely classified loans:
Substandard	$2,027	$2,581	$(554)	-21.5%
Doubtful	-	-	-	0.0%
Total adversely classified loans	2,027	2,581	(554)	-21.5%
Special mention loans	17,078	21,247	(4,169)	-19.6%
Total classified and special mention loans	19,105	23,828	(4,723)	-19.8%

Total other classified and special mention assets	-	-	-	0.0%

Total classified and special mention assets	$19,105	$23,828	$(4,723)	-19.8%

Other than as disclosed in the above tables and related discussions, there were no other loans where management had serious doubts about the ability of the borrowers to comply with the present loan repayment terms.

At June 30, 2017, substandard loans totaling $2.0 million included $553,000 in nonaccruing loans that were previously discussed as nonperforming loans. The remaining $1.5 million in performing substandard loans included the following:

● Commercial Mortgage Loans

○	Two loans to related borrowers and one loan to an unrelated borrower, all on commercial properties located in western North Carolina with an aggregate balance of $733,000 as of June 30, 2017.

● Residential Mortgage Loans

○	Six loans to multiple unrelated borrowers for one-to-four family residential properties with an aggregate balance of $551,000 as of June 30, 2017.

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $53.3 million, including $42.7 million in interest-bearing deposits in other banks, of which $37.6 million was on deposit with the Federal Reserve Bank. Investment securities totaling $95.9 million at June 30, 2017 classified as available-for-sale provided an additional source of liquidity. In addition, at June 30, 2017, we had the ability to borrow a total of approximately $113.4 million from the Federal Home Loan Bank of Atlanta and approximately $6.7 million from the Federal Reserve Bank’s discount window. At June 30, 2017, we had $20.0 million in Federal Home Loan Bank advances outstanding and $8.0 million in letters of credit to secure public funds deposits.

A significant use of our liquidity is the funding of loan originations. At June 30, 2017, we had $196.2 million in commitments to extend credit outstanding, although we expect that significantly less will ultimately be funded. Certificates of deposit due within one year of June 30, 2017 totaled $78.5 million, or 57.5%, of total certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customer hesitancy to invest funds for longer periods due to the continued low interest rate environment and local competitive pressure. If these maturing deposits do not remain with us, we may seek other sources of funds, including new certificates of deposit and borrowings. Depending on market conditions, we may pay higher rates on such deposits or other borrowings than we currently pay on the maturing certificates of deposit. However, based on past experience, we believe that a significant portion of our certificates of deposit will remain with us. We believe we have the ability to attract and retain deposits by adjusting the interest rates we offer.

In addition, we believe that our branch network, which is presently comprised of 13 full-service branch offices located throughout our primary market area, and the general cash flows from our existing lending and investment activities will afford us sufficient long-term liquidity.

The following tables present our contractual obligations as of the dates indicated.

		Payments Due By Period
(Dollars in thousands)	Total	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years

At June 30, 2017

Long-term debt obligations	$20,000	$10,000	$10,000	$-	$-
Operating lease obligations	1,462	239	478	449	296
Total	$21,462	$10,239	$10,478	$449	$296

At December 31, 2016

Long-term debt obligations	$50,000	$40,000	$10,000	$-	$-
Operating lease obligations	1,623	281	478	478	386
Total	$51,623	$40,281	$10,478	$478	$386

Capital Management. We are subject to various regulatory capital requirements administered by the FDIC and the NCCoB, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

We strive to manage our capital for maximum shareholder benefit. The capital from our stock offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity was reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations were enhanced by the capital from the offering, resulting over time in increased net interest-earning assets and net income. However, the large increase in equity resulting from the capital raised in the conversion offering had an adverse impact on our return on equity. Prior to entering into the Merger Agreement, to help us better manage our capital, we repurchased shares of our common stock and considered other capital deployment measures as regulations permitted.

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

It is management’s belief that, as of June 30, 2017, the Company and the Bank would have met all capital adequacy requirements under the new capital rules on a fully phased-in basis if such requirements were effective at that time.

The Company and the Bank had the following actual and required regulatory capital amounts as of the periods indicated:

			Regulatory Requirements Applicable To Banks
	Actual		Minimum For Capital Adequacy Purposes		Minimum To Be Well Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

ASB Bancorp, Inc.

June 30, 2017

Common equity tier I capital	$97,149	16.17%	$27,035	4.50%	$39,050	6.50%
Tier I leverage capital	97,149	12.15%	31,975	4.00%	39,968	5.00%
Tier I risk-based capital	97,149	16.17%	36,046	6.00%	48,062	8.00%
Total risk-based capital	103,808	17.28%	48,062	8.00%	60,077	10.00%

December 31, 2016

Common equity tier I capital	$92,996	15.54%	$26,934	4.50%	$38,905	6.50%
Tier I leverage capital	92,996	11.58%	32,111	4.00%	40,139	5.00%
Tier I risk-based capital	92,996	15.54%	35,913	6.00%	47,884	8.00%
Total risk-based capital	99,540	16.63%	47,884	8.00%	59,854	10.00%

Asheville Savings Bank, S.S.B.

June 30, 2017

Common equity tier I capital	$91,453	15.23%	$27,020	4.50%	$39,028	6.50%
Tier I leverage capital	91,453	11.47%	31,903	4.00%	39,879	5.00%
Tier I risk-based capital	91,453	15.23%	36,026	6.00%	48,035	8.00%
Total risk-based capital	98,112	16.34%	48,035	8.00%	60,044	10.00%
NC Savings Bank capital	98,112	12.27%	39,992	5.00%	n/a	n/a

December 31, 2016

Common equity tier I capital	$87,670	14.65%	$26,924	4.50%	$38,890	6.50%
Tier I leverage capital	87,670	10.94%	32,067	4.00%	40,084	5.00%
Tier I risk-based capital	87,670	14.65%	35,899	6.00%	47,865	8.00%
Total risk-based capital	94,214	15.75%	47,865	8.00%	59,832	10.00%
NC Savings Bank capital	94,214	11.86%	39,731	5.00%	n/a	n/a

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

For the six months ended June 30, 2017 and the year ended December 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

Interest Rate Risk Analysis. Our profitability depends to a large extent on our net interest income, which is the difference between interest income from loans and investments and interest expense on deposits and borrowings. Like most financial institutions, our interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond our control. Our interest-earning assets consist of fixed and floating rate loans and investment securities that generally adjustmore slowly to changes in interest rates than our interest-bearing liabilities, which are primarily non-maturity deposits. Accordingly, our earnings are usually adversely affected during periods of rising interest rates and positively impacted during periods of declining interest rates. The recent periods of sustained historically low interest rates have also reduced our net interest margins as we could not lower our cost of interest-bearing liabilities commensurate with the reductions in the yields on our interest-earning assets.

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

	As Of June 30, 2017			Over The Next Twelve Months Ending June 30, 2018
	Present Value Of Equity			Projected Net Interest Income
(Dollars in thousands)	Market Value	$ Change	% Change	Net Interest Income	$ Change	% Change

Change in Rates (in Basis Points “BP”):

300 BP	$103,636	$(31,334)	-23.22%	$25,169	$(1,855)	-6.86%
200	116,362	(18,608)	-13.79%	25,990	(1,034)	-3.83%
100	126,308	(8,662)	-6.42%	26,624	(400)	-1.48%
0	134,970	-	0.00%	27,024	-	0.00%
(100)	131,474	(3,496)	-2.59%	24,761	(2,263)	-8.37%

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s principal executive officer and principal financial officer, changes in the Company’s internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act during the quarter ended June 30, 2017. In connection with the above evaluation of the effectiveness of the Company's disclosure controls and procedures, no changes in its internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are party to routine legal proceedings within our normal course of business. Management believes that such routine legal proceedings taken together are immaterial to our financial condition or results of operations.  Any non-routine legal proceedings are described in Item 3 of the Parent’s Annual Report on Form 10-K for the year ended December 31, 2016.

As previously described, on May 1, 2017, the Parent and First Bancorp entered into the Merger Agreement, pursuant to which, upon satisfaction of the conditions set forth in the Merger Agreement, the Parent will merge with and into First Bancorp, with First Bancorp being the surviving corporation and the Parent ceasing to be a separate entity.  The announcement of the Merger has triggered two lawsuits filed by purported shareholders.

On July 14, 2017, a purported shareholder filed a lawsuit in the United States District Court, Western District of North Carolina, against the Parent and members of the Parent’s board of directors. The lawsuit alleges inadequate disclosures in the Parent’s proxy statement/prospectus and violations of the Securities Exchange Act of 1934. The lawsuit seeks, among other remedies, to enjoin the Merger or, in the event the Merger is completed, rescission of the Merger or rescissory damages; to direct defendants to account for unspecified damages; and costs of the lawsuit, including attorneys’ and experts’ fees.

On July 19, 2017, another purported shareholder filed a lawsuit in the United States District Court, Western District of North Carolina, against the Parent, members of the Parent’s board of directors, and First Bancorp.  This lawsuit make nearly identical allegations as are made in the lawsuit described in the preceding paragraph and asks for identical remedies.

As of the date of this filing, the Parent cannot reasonably predict the outcome of either of the above-described lawsuits or, in the event of an adverse outcome, the potential loss or range of possible loss relating to either lawsuit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the first six months of 2017.

The following table sets forth information as of June 30, 2017 regarding shares of our common stock that may be issued upon exercise of options previously granted and currently outstanding under our stock option plans, as well as the number of shares available for the grant of options that had not been granted as of that date.

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
101.0
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language):
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

ASB BANCORP, INC.
Registrant

August 8, 2017	By:	/s/ SUZANNE S. DEFERIE
Suzanne S. DeFerie
President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2017	By:	/s/ KIRBY A. TYNDALL
Kirby A. Tyndall
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)